Form 10-K
period 2006-12-31
FUND AMERICAN CO INC/NEW
filed 2007-03-28
CIK 1162000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 333-88352

FUND AMERICAN COMPANIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	52-2272489
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
601 Carlson Parkway
Minnetonka, Minnesota	55305
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (952) 852-2431

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act

5.875% Senior Unsecured Notes due 2013 of Fund American Companies, Inc.

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes ☐   No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of voting shares of Common Stock held by non-affiliates of the registrant as of December 31, 2006 was $0, because all of the outstanding shares of Common Stock were owned by Fund American Enterprises Holdings, Inc., a direct wholly-owned subsidiary of OneBeacon Insurance Group, Ltd.

As of March 28, 2007, there were 505 outstanding shares of Common Stock, $1.00 par value per share, of the registrant.

The registrant meets the conditions set forth in General Instruction (I) (1) (a) and (b) of Form 10-K and is therefore filing this Form with reduced disclosure format.

*                    Item prepared in accordance with General Instruction I (2) (a) of Form 10-K

**             Item omitted in accordance with General Instruction I (2) (c) of Form 10-K

ITEM 1.                BUSINESS

Overview

Fund American Companies, Inc., (“FAC” or “the Company” and collectively with its subsidiaries, “Fund American,” “we,” “us,” or “our”) was created in 2000 by White Mountains Insurance Group, Ltd. (White Mountains) to acquire and subsequently be the immediate holding company for OneBeacon Insurance Group LLC (together with its subsidiaries, “OneBeacon”). White Mountains is a holding company whose businesses provide property and casualty insurance, reinsurance and certain other products. On June 1, 2001, FAC acquired OneBeacon from Aviva plc (“Aviva”, formerly CGNU), (the “OneBeacon Acquisition”).

During 2006, White Mountains undertook an internal reorganization and formed OneBeacon Insurance Group, Ltd. (OBIG) for the purpose of holding certain of its property and casualty insurance businesses. As part of this reorganization, certain of White Mountains’ businesses that were historically indirect wholly-owned subsidiaries of White Mountains, including FAC, became indirect wholly-owned subsidiaries of OBIG. During the fourth quarter of 2006, White Mountains sold 27.6 million or 27.6% of OBIG’s common shares in an initial public offering.

We are a property and casualty insurance writer that provides a range of specialty insurance products as well as a variety of segmented commercial and personal insurance products. With roots dating back to 1831, we have been operating for more than 175 years and have many long-standing relationships with independent agencies, which constitute our primary distribution channel. Our headquarters are located at 1 Beacon Lane, Canton, Massachusetts 02021 and our principal executive office is located at 601 Carlson Parkway, Minnetonka, Minnesota 55305.

Our reportable segments are Primary Insurance Operations, Affiliate Quota Shares and Other Operations. We manage our Primary Insurance Operations segment through three major underwriting units: specialty lines, commercial lines and personal lines. Our Affiliate Quota Shares segment reflects the results of two quota share reinsurance agreements we entered into with subsidiaries of White Mountains primarily for White Mountains’ capital management purposes. These agreements were commuted in the fourth quarter of 2006 in connection with OBIG’s initial public offering. Certain other activities are conducted through our holding company, FAC, and are included in our Other Operations segment.

Our specialty lines businesses are national in scope, while our commercial and personal lines businesses have been concentrated primarily in the Northeastern United States. We have added, and expect to continue to add, new specialty businesses both organically and through acquisition. With licenses in 50 states and the District of Columbia, we have begun to selectively expand geographically into attractive new markets in our personal lines business and into new territories in our commercial lines business that align well with our targeted approach to specific customer segments. In this expansion, we are guided by our focus on profitable growth while prudently managing underwriting risk.

In 2006, our net written premiums totaled approximately $2.0 billion and we had total assets of approximately $9.8 billion and total common shareholder’s equity of approximately $1.7 billion at December 31, 2006.

Our Operating Principles

We strive to operate within the spirit of four operating principles. These are:

Underwriting Comes First.   An insurance enterprise must respect the fundamentals of insurance. There must be a realistic expectation of underwriting profit on all business written, and demonstrated fulfillment of that expectation over time, with focused attention to the loss ratio and to all the professional insurance disciplines of pricing, underwriting and claims management.

Maintain a Disciplined Balance Sheet.   The first concern here is that insurance liabilities must always be fully recognized. Loss reserves and expense reserves must be solid before any other aspect of the business can be solid. Pricing, marketing and underwriting all depend on informed judgment of ultimate loss costs and that can be managed effectively only with a disciplined balance sheet.

Invest for Total Return.   Historical insurance accounting tends to hide unrealized gains and losses in the investment portfolio and over-reward reported investment income (interest and dividends). Regardless of the accounting, we must invest for the best growth in after-tax value over time. In addition to investing our bond portfolios for total after-tax return, that will also mean prudent investment in a balanced portfolio consistent with leverage and insurance risk considerations.

Think Like Owners.   Thinking like owners has a value all its own. There are stakeholders in a business enterprise and doing good work requires more than this quarter’s profit. But thinking like an owner embraces all that without losing the touchstone of a capitalist enterprise.

Primary Insurance Operations

Our Primary Insurance Operations segment provides specialty lines insurance products, a variety of segmented commercial lines insurance products for businesses and personal lines insurance products for individuals. The Primary Insurance Operations segment also includes run-off business which primarily consists of national accounts, certain specialty programs and regional agency business transferred to Liberty Mutual Insurance Group (“Liberty Mutual”) effective November 1, 2001. See “Business—Run-off”.

For the twelve months ended December 31, 2004, 2005 and 2006, our net written premiums by line of business were as follows:

	Year ended December 31,
	2004	2005	2006
	($ in millions)
Specialty	$387.2	$416.3	$437.6
Commercial	826.8	654.4	718.3
Personal	1,063.3	910.2	800.6
Total(1)	$2,280.6	$1,988.6	$1,957.6

(1)          Includes run-off business. See “Business—Run-off.”

Specialty lines

Our specialty lines underwriting unit is a collection of niche businesses that focus on solving the unique needs of particular customer groups on a national scale. We provide distinct products and offer tailored coverages and services, managed by seasoned teams of market specialists. Our specialty businesses currently include:

•       OneBeacon Professional Partners (OBPP):   Formed in 2002, OBPP is a provider of specialty liability products primarily focused on the health-care industry. Additional products include media liability and lawyers’ professional liability insurance. Our health-care products include hospital professional liability, or HPL, HMO reinsurance, providers excess insurance and managed care errors and omissions, or MCE&O. These products protect against claims arising from direct patient treatment, such as diagnoses, rendering opinions or referrals, and coverage for professional committee activities. In 2005, OBPP broadened its capabilities through two acquisitions and the formation of a new business. First Media Insurance Specialists was acquired to distribute OBPP’s new product line of primary and excess media liability coverages targeting small-to-midsized media companies (that include publishers, broadcasters and authors). OBPP also acquired the renewal rights to the HPL and MCE&O business of Chubb Specialty Insurance. Additional net written premiums from both transactions totaled $38.0 million in 2006. In November 2005, OBPP began offering lawyers’ professional liability coverage targeting law firms employing fewer than 150 attorneys.

•       International Marine Underwriters (IMU):   A leading provider of marine insurance, this business traces its roots back to the early 1900s. The IMU acquisition from Crum & Forster in the early 1990s doubled our book of marine business. IMU coverages include physical damage or loss, and general liability for cargo and commercial hull, both at primary and excess levels, marinas, including a “package” product (comprehensive property and liability coverage) and yachts (the offerings for which were strengthened by IMU’s recent acquisition of yacht-specialist National Marine Underwriters, Inc., a yacht insurance managing general agency in October 2006). IMU does not offer offshore energy products. Target customers include ferry operators and charter boats (hull), marina operators and boat dealers (package product) and private-pleasure yachts with hull values of less than $1 million.

•       A.W.G. Dewar (Dewar):   A provider of tuition reimbursement insurance since 1930, Dewar’s product protects both schools and parents from the financial consequences of a student’s withdrawal or dismissal from school. The tuition refund plan reimburses parents up to 100 percent of tuition, room and board fees when a student is obliged to leave school due to covered reasons, such as medical or expulsion. Dewar provides customized policies to independent schools and colleges in North America.

•       Community Banking Professional Liability:   Formed in November 2005, this group provides professional liability coverages for community banks with assets of $3 billion or less. Its full array of management and professional liability coverages includes employment practices liability, fiduciary liability, lender’s liability, bankers professional liability, trust errors and omissions, and directors and officers liability. This group also offers community banking customers access to commercial package products, thereby providing comprehensive insurance solutions to this customer group. Community Banking Professional Liability is augmented by strategically positioned underwriting specialists in markets such as the Northeast and the Mid-West.

•       Specialty Accident and Health (A&H):   Formed in November 2006, this group provides accident insurance coverages principally to large employers (generally Fortune 1000) on a group basis. The full array of anticipated product coverages will include corporate accident, travel accident and occupational accident coverage primarily targeted to the trucking industry. This group conducts business through independent agents and brokers and will selectively market directly to customers.

Each of these businesses maintains stand-alone operations and distribution channels targeting their specific customer groups. Our specialty lines include several businesses focused on smaller property-casualty insurance segments where particular expertise and relationships with similarly focused distribution partners has resulted historically in strong operating results from our businesses. These businesses maintain their competitive advantage through a deep knowledge of their respective customers and marketplace.

For the years ended December 31, 2004, 2005 and 2006, our specialty lines net written premiums were as follows:

	Year ended December 31,
	2004	2005	2006
	($ in millions)
OBPP	$119.5	$149.5	$179.3
IMU	136.5	133.6	139.9
Other specialty lines(1)	131.2	133.2	118.4
Total specialty lines	$387.2	$416.3	$437.6

(1)          Includes Agri which was sold to a third party on September 29, 2006. Net written premiums for Agri were $83.6 million, $84.0 million and $64.7 million for the years ended December 31, 2004, 2005 and 2006, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Acquisitions and Dispositions”.

Commercial lines

We provide insurance solutions for middle market and small businesses through products that target particular industry groups with customized coverages and services. Our targeted industry focus has resulted in favorable loss ratios and strong customer retention levels. In late 2004, our commercial lines underwriting unit was separated into middle market and small business divisions to enable a specialized focus in each market and to recognize the difference in product needs, customers and service requirements.

Our middle market accounts typically produce annualized gross premiums ranging from $25,000 to $1,000,000 and principally purchase “package” property policies (combination policies offering property and liability coverage). We target 13 distinct customer groups including technology, financial institutions, professional services, wholesalers, metalworkers and commercial real estate, among others. We also provide some standard commercial business that is not targeted to a specific industry group. By partnering with our specialty lines businesses, our middle market commercial lines business can deliver a seamless, comprehensive OneBeacon solution, which is a competitive advantage for us and for our agents. We have also formed strategic partnerships with specialized insurance agencies to offer OneBeacon coverage to targeted customer groups such as technology companies and community banks.

Included in the middle market division is OBSP. Formed in 2004, OBSP provides excess property coverage against certain damages over and above those covered by primary policies or a large self-insured retention. Target classes include apartments and condominiums, commercial real estate, small-to-medium manufacturing, retail/wholesale and public entity and educational institutions. Its excess property solutions are provided primarily through surplus lines wholesalers in all 50 states and the District of Columbia.

We also market package, auto, workers compensation and umbrella coverage to small businesses which typically generate annualized premiums ranging from $500 to $25,000. We target 14 general industry groups as well as some association and group businesses that provide a highly competitive solution for select agents. Our small-business growth strategy is targeting insurance networks of typically suburban and rural agents that represent a strong customer base in those areas. Our proprietary web platform that expedites underwriting at the point of sale has enabled such growth in new territories while limiting the need for much incremental infrastructure. In the first quarter of 2006 we introduced a small business service center to handle customer administration for enrolled agents.

Our commercial lines products across all customer accounts include:

•       Multi-peril:   consists of a package policy sold to small to mid-sized insureds or to members of trade associations or other groups that includes general liability insurance and commercial property insurance.

•       Automobile:   consists of physical damage and liability coverage. Automobile physical damage insurance covers loss or damage to vehicles from collision, vandalism, fire, theft or other causes. Automobile liability insurance covers bodily injury of others, damage to their property and costs of legal defense resulting from a collision caused by the insured.

•       Workers compensation:   covers an employer’s liability for injuries, disability or death of employees, without regard to fault, as prescribed by state workers compensation law and other statutes.

•       General liability:   covers businesses for any liability resulting from bodily injury and property damage arising from its general business operations, accidents on its premises and the products it manufactures or sells.

•       Umbrella:   supplements existing insurance policies by covering losses from a broad range of insurance risks in excess of coverage provided by the primary insurance policy up to a specified limit.

•       Property:   covers losses to a business’ premises, inventory and equipment as a result of weather, fire, theft and other causes.

•       Excess and surplus property:   provides excess property coverage against certain damages over and above those covered by primary policies or a large self-insured retention.

•       Inland marine:   covers property that may be in transit or held by a bailee at a fixed location, movable goods that are often stored at different locations or property with an unusual antique or collector’s value.

•       Package:   consists of combination policies offering property and liability coverage.

For the years ended December 31, 2004, 2005 and 2006, commercial lines net written premiums were as follows:

	Year ended December 31,
	2004(1)	2005	2006
	($ in millions)
Middle market excluding OBSP	$699.3	$531.6	$564.8
OBSP	19.7	43.6	51.2
Total middle market	719.0	575.2	616.0
Small business	107.8	79.2	102.3
Total commercial lines	$826.8	$654.4	$718.3

(1)          2004 includes approximately $404 million of net written premiums related to the acquisition of Atlantic Specialty Insurance Company, a subsidiary of Atlantic Mutual Insurance Company, and the renewal rights to Atlantic Mutual’s segmented commercial insurance business.

Personal lines

Our personal lines underwriting unit provides homeowners insurance, segmented private passenger automobile and package policies (package products are combination policies offering home and automobile coverage with optional umbrella, boatowners and other coverages) sold through select independent agents. We refer to this business as traditional personal lines.

To maintain a high degree of flexibility, in 2004 we created a highly segmented product suite, called OneChoice, under which we are able to offer the appropriate risk-adjusted product and pricing to our customers. OneChoice is a multi-tiered product suite that enables us to offer a broader range of coverages to a full spectrum of customers through more sophisticated pricing models that have a greater statistical correlation between historical loss experience and price than traditional pricing models. This product suite offers both automobile and homeowners coverages as well as package policies. OneChoice products rely on multiple, objective pricing tiers and rules-based underwriting that enable agents to offer OneBeacon solutions to a broad array of their customers and increase our penetration in existing and new markets. We regularly refine our product features and rating plans to optimize target market production. Ease of use is a critical aspect of this business. We offer an integrated Web-based platform available either through our dedicated agent portal or through real-time comparative rating engines.

Within our personal lines underwriting unit, we provide management services for a fee to three reciprocal insurance exchanges, which we refer to as reciprocals that we have created and capitalized by lending them money in exchange for surplus notes. Reciprocals are not-for-profit, policyholder-owned insurance carriers organized as unincorporated associations. We have no ownership interest in these reciprocals. As required by GAAP, our consolidated financial statements reflect the consolidation of these reciprocals.

In 2002, we formed New Jersey Skylands Management LLC to provide management services for a fee to New Jersey Skylands Insurance Association, a reciprocal, and its wholly-owned subsidiary New Jersey Skylands Insurance Company, which we refer to together as New Jersey Skylands Insurance. New Jersey Skylands Insurance began writing personal automobile coverage for new customers in August 2002. We formed Houston General Insurance Management Company in 2004 to provide management services for a fee to another reciprocal, Houston General Insurance Exchange. Houston General Insurance Exchange commenced writing business in Arizona, South Carolina and Texas in November 2005, June 2006 and October 2006, respectively, using the full suite of OneChoice products (auto, home and package). In 2006, Adirondack AIF, LLC, one of our wholly-owned subsidiaries entered into an agreement to provide management services for a fee to Adirondack Insurance Exchange. Adirondack Insurance Exchange was approved to write business in New York in 2006.

We utilize reciprocal structures to pursue long-term opportunities. In the long term, as the reciprocals produce positive operating results and/or as third party capital is invested, we expect to derive value from reduced volatility in our year-to-year underwriting results, the generation of steady fee income for the various management services we provide to these associations and repayment of principal and interest on the surplus notes.

Our personal lines products include:

•       Automobile:   consists of physical damage and liability coverage. Automobile physical damage insurance covers loss or damage to vehicles from collision, vandalism, fire, theft or other causes. Automobile liability insurance covers bodily injury of others, damage to their property and costs of legal defense resulting from a collision caused by the insured.

•       Homeowners:   covers losses to an insured’s home, including its contents, as a result of weather, fire, theft and other causes and losses resulting from liability for acts of negligence by the insured or the insured’s immediate family. We also offer identity theft resolution assistance and identity theft expense reimbursement coverage as part of its homeowners policies.

•       Package:   consists of customized combination policies offering home and automobile coverage with optional umbrella and boatowners coverage.

Also included in our personal lines underwriting unit is AutoOne. Formed in 2001, AutoOne is a market leader in “assigned risk” business in New York. Assigned risk plans provide automobile insurance for individuals unable to secure coverage in the voluntary market. Insurance carriers are obliged to accept future assignments from state assigned risk pools as a condition of maintaining a license to write automobile business in the state. However, carriers may satisfy their assigned risk obligation by transferring their assignments to another insurer or by utilizing various “credits” (i.e. take-out, territorial and youthful driver credits). AutoOne offers services known as Limited Assigned Distribution, or LAD, and Commercial Limited Assigned Distribution, or CLAD, and credit programs to insurance carriers. While AutoOne was able to expand its product offerings to an additional 12 states in the first quarter of 2006, the volume of business decreased due to a larger voluntary market in New York and New Jersey, where the majority of AutoOne’s assigned risk business is generated. AutoOne now provides 28 LAD and CLAD programs in 22 states where assigned risk obligations may be assumed by a servicing carrier under a negotiated fee arrangement.

AutoOne also writes “voluntary take-out business” (policies “taken out” of the assigned risk pool and written in the voluntary market) by selecting policies from the assigned risk business it manages for its clients and from select insurance brokers that replace their clients assigned risk policy with an AutoOne policy. AutoOne receives credits for all policies taken out of the assigned risk plan which it can use either to reduce its future assigned risk obligations, or to sell to other carriers that can use the credits to reduce their own quota obligations. In 2006, AutoOne wrote more take-out business than all other carriers in New York combined and all of its take-out credits were sold to other carriers or used internally to reduce our own assigned risk quota obligation.

For the years ended December 31, 2004, 2005 and 2006, our personal lines net written premiums were as follows:

	Year ended December 31,
	2004	2005	2006
	($ in millions)
Traditional personal lines excluding reciprocals	$724.7	$618.8	$492.7
Reciprocals(1)	75.5	43.5	93.2
Traditional personal lines	800.2	662.3	$585.9
AutoOne	275.3	248.8	222.6
Total personal lines(2)	$1,063.3	$910.2	$800.6

(1)          As a result of a change in accounting standards, we began consolidating the results of reciprocals on March 31, 2004.

(2)          Includes elimination between traditional personal lines and AutoOne.

Run-off

Run-off primarily consists of national accounts, certain specialty programs and regional agency business transferred to Liberty Mutual effective November 1, 2001. Beginning in 2001, national accounts and certain specialty programs were discontinued. On November 1, 2001, we transferred our regional agency business, agents and operations in 42 states and the District of Columbia to Liberty Mutual pursuant to a renewal rights agreement (the “Liberty Agreement”). The operating results and cash flows of policies renewed from November 1, 2001 through October 31, 2003 pursuant to the Liberty Agreement were shared between Liberty Mutual and OneBeacon. The Liberty Agreement pro-rated results so that OneBeacon assumed approximately two-thirds of the operating results from renewals through October 31, 2002 and approximately one-third of the operating results from renewals through October 31, 2003. The renewal rights under the Liberty Agreement expired on October 31, 2003. As a result, we did not write any new premiums in 2004 or 2005 under the Liberty Agreement, but recorded earned premium in 2004 from policies written under the Liberty Agreement in 2003. We continue to manage claims from the discontinued national accounts and specialty programs business as well as the claims related to the business that was subject to the Liberty Agreement.

Geographic Concentration

Our net written premiums are derived solely from business produced in the United States.

Business from specialty lines was produced in the following states:

	Year ended December 31,
	2004	2005	2006
California	13.9%	14.0%	13.7%
Florida	7.6	7.9	8.8
New York	7.7	7.7	7.3
Texas	7.9	7.1	7.0
Massachusetts	7.0	6.4	5.2
Pennsylvania	2.4	3.5	3.9
Illinois	2.6	2.7	3.4
Washington	5.2	4.5	3.2
New Jersey	4.1	3.4	3.2
Connecticut	3.5	3.3	3.1
Other(1)	38.1	39.5	41.2
Total	100.0%	100.0%	100.0%

(1)          No individual state was greater than 3% of net written premiums for specialty lines.

Business from commercial lines was produced in the following states:

	Year ended December 31,
	2004	2005	2006
Massachusetts	16.2%	19.0%	17.7%
New York	24.8	13.7	13.6
California	9.8	11.4	13.1
Maine	7.9	9.0	7.8
New Jersey	8.2	7.5	7.1
Connecticut	6.8	7.5	6.5
New Hampshire	3.1	3.4	2.9
Other(1)	23.2	28.5	31.3
Total	100.0%	100.0%	100.0%

(1)          No individual state was greater than 3% of net written premiums for commercial lines.

Business from personal lines was produced in the following states:

	Year ended December 31,
	2004	2005	2006
New York	40.5%	46.5%	46.6%
Massachusetts	23.4	22.1	21.7
New Jersey	19.4	14.0	11.4
Maine	7.2	7.2	7.3
Connecticut	4.5	4.1	4.6
Rhode Island	2.8	2.7	3.0
Other(1)	2.2	3.4	5.4
Total	100.0%	100.0%	100.0%

(1)          No individual state was greater than 3% of net written premiums for personal lines.

Marketing

We offer our products through a network comprised of independent agents, regional and national brokers and wholesalers. Our distribution relationships consist of approximately 2,800 select agencies and brokers. No agency or broker produced more than 3% of our direct written premiums during 2006.

Our specialty lines businesses are managed from locations logistically appropriate to their target markets. OBPP is based in Avon, Connecticut and distributes its products through select national and regional brokers and agents. IMU is headquartered in New York City and operates through nine branch locations throughout the United States. Its products are distributed through a network of select agents that specialize in marine business. Dewar’s affiliate, A.W.G. Dewar Agency, distributes tuition refund products to independent schools and colleges throughout North America.

The majority of our commercial and personal lines products are distributed through select independent insurance agents. We protect the integrity of our franchise value by selectively appointing agents in those areas where we conduct business. We believe that independent insurance agents provide more complete assessments of their clients’ needs, which results in more appropriate coverages and prudent risk management. We also believe that independent agents will continue to be a significant force in overall industry premium production as well as facilitate the cross-selling of specialty, commercial and personal business products. In addition to the use of independent agents, the commercial lines middle market business, OBSP, provides its excess property solutions primarily through surplus lines wholesalers. In New York, AutoOne, a personal lines business generates take-out credits by writing policies from select insurance brokers that were previously in the New York Automobile Insurance Plan, or NYAIP, and sells these credits to insurance companies subject to NYAIP assignments. AutoOne markets its LAD and CLAD services and New York take-out credits directly to insurance carriers seeking assigned risk solutions.

In addition, our top performing agencies have been designated as our Lighthouse Partners, a program designed to strengthen these priority relationships and build those books of business. This program was introduced in the second quarter of 2006 and provides enhanced benefits such as priority handling of accounts, access to our entire franchise of products, preferred profit-sharing opportunities, and priority access to our producer development school and co-op advertising. There were 98 agencies with this designation in 2006. These agencies represent fewer than five percent of our overall agency plant but write approximately 22 percent of our business and over 25 percent of our new business. We believe our Lighthouse Partners are the core of our distribution and marketing system and that this deeper mutual commitment will benefit both these agencies and us and ultimately our policyholders and shareholders.

Underwriting and Pricing

We believe there must be a realistic expectation of attaining an underwriting profit on all the business we write, as well as a demonstrated fulfillment of that expectation over time. Consistent with our “underwriting comes first” operating principle, adequate pricing is a critical component for achieving an underwriting profit. We underwrite our book with a disciplined approach towards pricing our insurance products and are willing to forgo a business opportunity if we believe it is not priced appropriately to the exposure.

Specialization—or a heightened focus on certain customer groups and/or geographies through products, pricing and expertise—is a key driver of our success in specialty lines and is being extended into our commercial and personal businesses. The proprietary knowledge we develop regarding the industry, class and risk characteristics provides us with a competitive edge for our terms and conditions on individual accounts. We believe specialization will result in superior returns as compared to a more “generalist” underwriting approach.

We have used tiered rating plans since 2003 in both our commercial and personal lines that permit us to offer more tailored price quotes to our customers based on underwriting criteria applicable to each tier. As a result, we now have the flexibility to renew expiring policies into the appropriate tier rather than being forced to choose to either renew the policy at the same base rate or cancel the policy. The enhanced accuracy and precision of our rate plans enables us to more confidently price our products to the exposure, and thereby permits our agency partners to deliver solutions to a broader range of customers.

We also monitor pricing activity on a weekly basis and regularly measure usage of tiers, credits, debits and limits. In addition, we regularly update base rates to achieve targeted returns on surplus and attempt to shift writings away from lines and classes where pricing is inadequate. To the extent changes in premium rates, policy forms or other matters are subject to regulatory approval (see “Risk Factors—Regulation may restrict our ability to operate” and “Regulatory Matters—General”), we proactively monitor our pending regulatory filings to facilitate, to the extent possible, their prompt processing and approval. Lastly, we expend considerable effort to measure and verify exposures and insured values.

Claims Management

Effective claims management is a critical factor in achieving satisfactory underwriting results. We maintain an experienced staff of appraisers, medical specialists, managers, staff attorneys and field adjusters strategically located throughout our operating territories. We also maintain a special investigative unit designed to detect insurance fraud and abuse, and support efforts by regulatory bodies and trade associations to curtail fraud.

Claims are separately organized by specialty, commercial, personal and run-off operations. This approach allows us to better identify and manage claims handling costs. In addition, a shared service unit manages costs related to both staff and vendors. We also adopted a total claims cost management approach that gives equal importance to controlling claims handling expenses, legal expenses and claims payments, enabling us to lower the sum of the three. This approach requires the utilization of approximately fifty metrics to monitor the effectiveness of various programs implemented to lower total loss cost. The metrics are designed to guard against our implementing an expense containment program that will cost us more than we expect to save. As an example, an internal legal bill audit team has contributed to savings by reducing legal invoices submitted by outside counsel.

Our claims department utilizes a modern claims workstation that records reserves, payments and adjuster activity and assists each claim handler in evaluating bodily injury claims, determining liability and identifying fraud. Our commitment and performance in fighting insurance fraud has reduced claim costs and aided law enforcement investigations. Under our staff counsel program, our in-house attorneys defend the majority of new lawsuits, which has resulted in savings when compared to the cost of using outside counsel. In addition, our internal legal bill audit team has contributed to savings by reducing the amounts paid to our outside counsel.

Calendar year reported claims in our run-off operations were 1,700 in 2006 compared to 3,400 in 2005, a 50% reduction, in part due to the lapse of time and the nature of run-off operations. These levels of reported claims are down from 202,000 in 2002, 64,800 in 2003 and 5,900 in 2004. Total open claims for run-off operations were 7,300 at December 31, 2006 compared to 10,200 at December 31, 2005, a 28% reduction, which reflects the success of our focus on settling claims from our run-off operations. Total open claims for run-off operations were 33,000 in 2003, 14,600 in 2004. These numbers included all of the claims that were previously handled by Liberty Mutual as a Third Party Administrator, or TPA. Most of our claims for run-off operations are handled by in-house adjusters.

In connection with the OneBeacon Acquisition in 2001, to help protect against potential asbestos and environmental claims relating to the pre-acquisition period, we purchased a reinsurance contract from the National Indemnity Company (NICO). See “Business—Reinsurance Protection and Catastrophe

Management”. NICO has retained a TPA, Resolute New England (“Resolute”), formerly Cavell USA, to manage the claims processing for asbestos and environmental claims reinsured under the NICO Cover. Our claims department personnel are consulted by NICO and Resolute on major claims. As with all TPAs, claims department personnel perform claim audits on Resolute to ensure their controls, processes and settlements are appropriate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Asbestos and Environmental Reserves.”

Reinsurance Protection and Catastrophe Management

In the ordinary course of our business, we purchase reinsurance from high-quality, highly rated, third party reinsurers in order to minimize loss from large risks or catastrophic events.

The timing and size of catastrophe losses are unpredictable and the level of losses experienced in any year could be material to our operating results and financial position. Examples of catastrophes include losses caused by earthquakes, wildfires, hurricanes and other types of storms and terrorist acts. The extent of losses caused by catastrophes is both a function of the amount and type of insured exposure in an area affected by the event and the severity of the event. We use models (primarily AIR V.8) to estimate losses our exposures would generate under various scenarios as well as the probability of those losses occurring. We use this model output in conjunction with other data to manage our exposure to catastrophe losses through individual risk selection and by limiting our concentration of insurance written in catastrophe-prone areas, such as coastal regions. In addition, we impose wind deductibles on existing coastal windstorm exposures. We believe that our largest single event natural catastrophe exposures are Northeastern United States windstorms and California earthquakes.

We seek to further reduce our potential loss from catastrophe exposures through the purchase of catastrophe reinsurance. Effective July 1, 2006, we renewed our property catastrophe reinsurance program through June 30, 2007. Under that cover, the first $200 million of losses resulting from any single catastrophe are retained by us and losses from a single event in excess of $200 million and up to $850 million are reinsured for 100% of the loss. We anticipate this $850 million limit is sufficient to cover Northeast windstorm losses with a 0.4%-0.5% probability of occurrence (1-in-250-year event to 1-in-200-year event). In the event of a catastrophe, our property catastrophe reinsurance program can be reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.

Our property catastrophe reinsurance program does not cover personal or commercial property losses resulting from nuclear, biological or chemical terrorist attacks. The program covers personal property losses resulting from “certified” events as defined under the Terrorism Act, such as foreign terrorism, provided such losses were not caused by nuclear, biological or chemical means. The program also covers personal and commercial property losses resulting from “non-certified” events as defined under the Terrorism Act, such as domestic terrorist attacks, provided such losses were not caused by nuclear, biological or chemical means.

We also purchase individual property reinsurance coverage for certain risks to reduce large loss volatility. The property-per-risk reinsurance program reinsures losses in excess of $5 million up to $75 million. Individual risk facultative reinsurance may be purchased above $75 million where we deem it appropriate. The property-per-risk treaty also provides one limit of reinsurance protection for losses in excess of $10 million up to $75 million on an individual risk basis for terrorism losses. However, nuclear, biological and chemical events are not covered.

We also maintain a casualty reinsurance program that provides protection for individual risk or catastrophe losses involving workers compensation, general liability, automobile liability or umbrella liability in excess of $6 million up to $81 million. This program provides coverage for either “certified” or “non-certified” terrorism losses but does not provide coverage for losses resulting from nuclear, biological or chemical attacks.

In 2001, we purchased reinsurance contracts with two reinsurance companies rated “AAA” (“Extremely Strong”, the highest of twenty-one ratings) by Standard & Poor’s and “A++” (“Superior”, the highest of fifteen ratings) by A.M. Best. One is a reinsurance cover with NICO which entitles us to recover up to $2.5 billion in ultimate loss and LAE incurred related primarily to A&E claims arising from business written by our predecessor prior to 1992 and 1987, respectively. As of December 31, 2006, we have ceded estimated incurred losses of approximately $2.1 billion to the NICO Cover. The other contract is a reinsurance cover with General Reinsurance Corporation, or GRC, for up to $570 million of additional losses on all claims arising from accident years 2000 and prior. As of December 31, 2006, we have ceded estimated incurred losses of $550 million to the GRC Cover. Pursuant to the GRC Cover, we are not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. We intend to only seek reimbursement from GRC for claims which result in payment patterns similar to those supporting our recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by us on our own investments. This cost, if any, is expected to be small.

Reinsurance contracts do not relieve us of our obligation to our policyholders. Therefore, collectibility of balances due from reinsurers is critical to our financial strength.

Terrorism

Since the terrorist attacks of September 11, 2001, we have sought to mitigate the risk associated with any future terrorist attacks by limiting the aggregate insured value of policies in geographic areas with exposure to losses from terrorist attacks. This is accomplished by either limiting the total insured values exposed, or, where applicable, through the use of terrorism exclusions.

On December 22, 2005, the United States government extended the Terrorism Act, which was set to expire on December 31, 2005, for two more years. The Terrorism Act, originally enacted on November 26, 2002 establishes a Federal “backstop” for commercial property and casualty losses, including workers compensation, resulting from acts of terrorism by or on behalf of any foreign person or foreign interest. The law limits the industry’s aggregate liability by requiring the Federal government to share 85% of certified losses in 2007 once a company meets a specific retention or deductible as determined by its prior year’s direct written premiums and limits the aggregate liability to be paid by the government and industry without further action by Congress at $100.0 billion. In exchange for this “back-stop,” primary insurers are required to make coverage available to commercial insureds for losses from acts of non-domestic terrorism as specified in the Terrorism Act. The following types of coverage are excluded from the program: commercial automobile, burglary and theft, surety, farmowners multi-peril and all professional liability coverage except directors and officers coverage.

We estimate our individual retention level for commercial policies subject to the Terrorism Act to be approximately $162 million in 2007. The aggregate industry retention level is $27.5 billion for 2007. The Federal government will pay 85% of covered terrorism losses that exceed Fund American’s or the industry’s retention levels in 2007, up to a total of $100 billion.

Our current property and casualty catastrophe reinsurance programs provide coverage for “non-certified” events as defined under the Terrorism Act provided such losses are not the result of a nuclear, biological or chemical attack. See “Business—Reinsurance Protection and Catastrophe Management.”

We closely monitor and manage our concentration of risk by geographic area. Our strategy is to control our exposures so that our total Maximum Expected Loss from a likely terrorism event within any half-mile radius in a metropolitan area or around a target risk will not exceed $200 million, or $300 million in all other areas. Reports monitoring our terrorism exposures are generated quarterly, and the exposure of potential new business located in areas of existing concentration or that individually present significant exposure is evaluated during the underwriting process. As a result, we believe that we have taken appropriate actions to limit our exposure to losses from terrorist attacks and will continue to monitor our terrorism exposure in the future. Nonetheless, risks insured by us, including those covered by the Terrorism Act, remain exposed to terrorist attacks and the possibility remains that losses resulting from future terrorist attacks could prove to be material to us.

Loss and LAE Reserves

We establish loss and LAE reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.”

The following tables summarize our loss and LAE reserve activities for the years ended December 31, 2004, 2005 and 2006:

Year ended December 31, 2004	Primary Insurance Operations	Affiliate Quota Shares	Other Operations	Consolidated
Gross beginning balance	$6,109.0	$—	$(413.1)	$5,695.9
Less beginning reinsurance recoverable on unpaid losses	(2,954.8)	—	297.5	(2,657.3)
Net loss and LAE reserves	3,154.2	—	(115.6)	3,038.6
Loss and LAE reserves sold—Traders & Pacific Insurance Company, or TPIC	—	—	—	—
Loss and LAE reserves consolidated—New Jersey Skylands	62.1	—	—	62.1
Loss and LAE incurred relating to:
Current year losses	1,348.8	(62.7)	—	1,286.1
Prior year losses	99.3	—	—	99.3
Total incurred loss and LAE	1,448.1	(62.7)	—	1,385.4
Accretion of fair value adjustment to net loss and LAE reserves	—	—	33.2	33.2
Loss and LAE paid relating to:
Current year losses	(565.5)	18.2	—	(547.3)
Prior year losses	(1,441.6)	—	—	(1,441.6)
Total loss and LAE payments	(2,007.1)	18.2	—	(1,988.9)
Net ending balance	2,657.3	(44.5)	(82.4)	2,530.4
Plus ending reinsurance recoverable on unpaid losses	2,670.9	—	(279.1)	2,391.8
Gross ending balance	$5,328.2	$(44.5)	$(361.5)	$4,922.2

Year ended December 31, 2005	Primary Insurance Operations	Affiliate Quota Shares	Other Operations	Consolidated
Gross beginning balance	$5,328.2	$(44.5)	$(361.5)	$4,922.2
Less beginning reinsurance recoverable on unpaid losses	(2,670.9)	—	279.1	(2,391.8)
Net loss and LAE reserves	2,657.3	(44.5)	(82.4)	2,530.4
Loss and LAE reserves sold—TPIC	(11.8)	—	—	(11.8)
Loss and LAE reserves consolidated—New Jersey Skylands	—	—	—	—
Loss and LAE incurred relating to:
Current year losses	1,229.7	61.7	—	1,291.4
Prior year losses	105.9	(6.9)	—	99.0
Total incurred loss and LAE	1,335.6	54.8	—	1,390.4
Accretion of fair value adjustment to net loss and LAE reserves	—	—	26.0	26.0
Loss and LAE paid relating to:
Current year losses	(421.0)	(76.8)	—	(497.8)
Prior year losses	(1,228.7)	24.9	—	(1,203.8)
Total loss and LAE payments	(1,649.7)	(51.9)	—	(1,701.6)
Net ending balance	2,331.4	(41.6)	(56.4)	2,233.4
Plus ending reinsurance recoverable on unpaid losses	3,382.0	—	(261.1)	3,120.9
Gross ending balance	$5,713.4	$(41.6)	$(317.5)	$5,354.3

Year ended December 31, 2006	Primary Insurance Operations	Affiliate Quota Shares	Other Operations	Consolidated
Gross beginning balance	$5,713.4	$(41.6)	$(317.5)	$5,354.3
Less beginning reinsurance recoverable on unpaid losses	(3,382.0)	—	261.1	(3,120.9)
Net loss and LAE reserves	2,331.4	(41.6)	(56.4)	2,233.4
Loss and LAE reserves sold—TPIC	—	—	—	—
Loss and LAE reserves consolidated—New Jersey Skylands	—	—	—	—
Loss and LAE incurred relating to:
Current year losses	1,157.4	114.9	—	1,272.3
Prior year losses	22.9	(11.6)	—	11.3
Total incurred loss and LAE	1,180.3	103.3	—	1,283.6
Accretion of fair value adjustment to net loss and LAE reserves	—	—	23.0	23.0
Loss and LAE paid relating to:
Current year losses	(474.6)	(114.9)	—	(589.5)
Prior year losses	(1,008.6)	53.2	—	(955.4)
Total loss and LAE payments	(1,483.2)	(61.7)	—	(1,544.9)
Net ending balance	2,028.5	—	(33.4)	1,995.1
Plus ending reinsurance recoverable on unpaid losses	3,079.7	—	(237.1)	2,842.6
Gross ending balance	$5,108.2	$—	$(270.5)	$4,837.7

The following information presents (1) our reserve development over the preceding 10 years and (2) a reconciliation of reserves in accordance with accounting principles and practices prescribed or permitted by insurance authorities (“Statutory” basis) to such reserves determined in accordance with GAAP, each as prescribed by Securities Act Industry Guide No. 6.

Section I of the 10 year table shows the estimated liability that was recorded at the end of each of the indicated years for all current and prior accident year unpaid loss and LAE. The liability represents the estimated amount of loss and LAE for claims that were unpaid at the balance sheet date, including incurred but not reported, or IBNR, reserves. In accordance with GAAP, the liability for unpaid loss and LAE is recorded in the balance sheet gross of the effects of reinsurance with an estimate of reinsurance recoverables arising from reinsurance contracts reported separately as an asset. The net balance represents the estimated amount of unpaid loss and LAE outstanding as of the balance sheet date, reduced by estimates of amounts recoverable under reinsurance contracts.

Section II shows the cumulative amount of net loss and LAE paid relating to recorded liabilities as of the end of each succeeding year. Section III shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. Estimates of the liability for unpaid loss and LAE are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall frequency and severity patterns, becomes known. Section IV shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2006. Section V shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2006. Section VI shows the cumulative gross (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2006.

	Primary Insurance Operations Loss and LAE(1)(2)(4) Year ended December 31,
	1996	1997	1998(3)	1999	2000	2001	2002	2003	2004	2005	2006
	($ in millions)
I. Liability for unpaid loss and LAE:
Gross balance	$5,804.4	$5,655.9	$6,869.5	$6,276.0	$6,875.4	$8,320.2	$7,507.0	$6,109.0	$5,328.2	$5,713.4	$5,108.2
Less reinsurance recoverable on unpaid	(1,260.4)	(1,159.2)	(1,641.0)	(1,262.7)	(1,252.1)	(3,591.5)	(3,534.4)	(2,954.8)	(2,670.9)	(3,382.0)	(3,079.7)
Net balance	$4,544.0	$4,496.7	$5,228.5	$5,013.3	$5,623.3	$4,728.7	$3,972.6	$3,154.2	$2,657.3	$2,331.4	$2,028.5
II. Cumulative amount of net liability paid through:
1 year later	1,594.8	1,684.3	1,784.3	1,938.1	1,965.3	1,851.6	1,610.2	1,421.1	1,146.7	1,004.6
2 years later	2,621.3	2,732.5	2,908.5	3,065.1	3,153.0	3,039.5	2,764.2	2,274.5	1,833.5
3 years later	3,331.1	3,515.0	3,643.7	3,824.9	3,984.7	3,963.6	3,489.6	2,809.9
4 years later	3,872.2	4,028.8	4,061.7	4,330.3	4,596.8	4,529.5	3,941.0
5 years later	4,225.0	4,282.8	4,353.7	4,666.9	4,957.3	4,876.0
6 years later	4,398.1	4,464.4	4,555.9	4,887.2	5,194.4
7 years later	4,516.6	4,584.6	4,701.7	5,044.7
8 years later	4,609.4	4,694.6	4,801.6
9 years later	4,691.3	4,767.3
10 years later	4,743.9
III. Net Liability re-estimated as of:
1 year later	4,627.8	5,370.1	5,237.1	5,829.0	4,730.8	4,781.3	4,110.3	3,253.4	2,763.2	2,354.3
2 years later	5,476.0	5,424.7	5,916.1	4,942.0	4,824.2	5,059.4	4,227.0	3,380.4	2,765.5
3 years later	5,549.0	5,965.0	4,929.6	4,927.0	5,294.3	5,143.8	4,344.8	3,396.2
4 years later	5,924.8	4,980.5	4,857.5	5,221.8	5,336.0	5,222.8	4,365.1
5 years later	4,948.0	4,911.8	5,042.9	5,165.8	5,383.6	5,244.3
6 years later	4,900.4	5,069.3	4,929.1	5,197.2	5,385.8
7 years later	5,028.9	4,902.3	4,936.5	5,169.2
8 years later	4,867.4	4,910.2	4,902.9
9 years later	4,868.0	4,881.2
10 years later	4,836.4
IV. Cumulative net (deficiency)/ redundancy(5)	$(292.4)	$(384.5)	$325.6	$(155.9)	$237.5	$(515.6)	$(392.5)	$(242.0)	$(108.2)	$(22.9)
Percent (deficient)/ redundant	(6.4)%	(8.6)%	6.2%	(3.1)%	4.2%	(10.9)%	(9.9)%	(7.7)%	(4.1)%	(1.0)%
V. Reconciliation of net liability re-estimated as of the end of the latest re-estimation period (see III above):
Gross unpaid loss and LAE latest re-estimate	$8,926.8	$8,891.2	$9,385.1	$9,376.8	$9,560.0	$9,852.4	$8,918.1	$7,266.3	$6,269.1	$5,756.8
Reinsurance recoverable latest re-estimate	(4,090.4)	(4,010.0)	(4,482.2)	(4,207.6)	(4,174.2)	(4,608.1)	(4,553.0)	(3,870.1)	(3,503.6)	(3,402.5)
Net unpaid loss and LAE latest re-estimate	$4,836.4	$4,881.2	$4,902.9	$5,169.2	$5,385.8	$5,244.3	$4,365.1	$3,396.2	$2,765.5	$2,354.3
VI. Cumulative Gross deficiency	$(3,122.4)	$(3,235.4)	$(2,515.6)	$(3,100.8)	$(2,684.6)	$(1,532.2)	$(1,411.1)	$(1,157.3)	$(940.9)	$(43.4)
Percent deficient	(53.8)%	(57.2)%	(36.6)%	(49.4)%	(39.0)%	(18.4)%	(18.8)%	(18.9)%	(17.7)%	(0.8)%

(1)                 In 1998, Commercial General Union or CGU, the predecessor company to OneBeacon, was formed as a result of a pooling of interests between Commercial Union Corporation and General Accident Corporation of America. All historical balances have been restated as though the companies had been merged throughout the periods presented.

(2)                 This table reflects the effects of the NICO Cover and the GRC Cover as if they had been in effect for all periods presented.

(3)                 CGU acquired Houston General Insurance Company or HGIC, in 1998. In 2005, OneBeacon contributed HGIC to Houston General Insurance Exchange. All liabilities related to this entity have been shown from 1998 forward in this table as it is still consolidated by OneBeacon.

(4)                 The 10-year table is reflective of activity related to our loss and LAE reserves from our Primary Insurance Operations segment and does not include the effect of any reserve activity from the affiliate quota share agreements or other operations.

(5)                 Our December 31, 2005 net liability for unpaid loss and LAE for our Primary Insurance Operations segment re-estimated as of one year later resulted in a net deficiency of $22.9 million.

The cumulative net (deficiency)/redundancy in the table above reflects reinsurance recoverables recorded under the NICO Cover and the GRC Cover. These covers apply to losses incurred in 2000 and prior years. As a result, they have the effect of significantly increasing our reinsurance recoverables in 2001 and reducing our net reserve deficiency for each of the years presented prior to 2001 by the amount of the gross reserves ceded at the time these covers were purchased. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.” In addition, in June 2005, we completed an internal study of our A&E exposures. Based on the study, we increased our best estimate of our incurred losses ceded to NICO, net of underlying reinsurance, by $353.0 million

($841.0 million gross) to $2.1 billion, which is within the $2.5 billion coverage provided by the NICO Cover. This had the effect of significantly increasing our reinsurance recoverables in 2005 and reducing our net reserve deficiency for each of the years presented prior to 2001 by the amount of the gross reserves ceded to NICO upon completion of this study. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.”

The following table reconciles loss and LAE reserves for our Primary Insurance Operations determined on a statutory basis to loss and LAE reserves determined in accordance with GAAP at December 31, as follows:

	December 31,
	2004	2005	2006
	($ in millions)
Statutory reserves	$4,309.9	$4,253.4	$3,863.9
Reinsurance recoverable on unpaid losses(1)	1,002.9	1,455.2	1,280.5
Reserves allocated from other segments, net	44.5	41.6	—
Other(2)	(29.1)	(36.8)	(36.2)
GAAP reserves	$5,328.2	$5,713.4	$5,108.2

(1)          Represents adjustments made to add back reinsurance recoverables on unpaid losses included with the presentation of reserves under GAAP.

(2)          Primarily represents long-term workers compensation loss and LAE reserve discount recorded of $36.1 million, $36.8 million and $36.2 million in 2004, 2005 and 2006 in excess of statutorily defined discount.

Affiliate Quota Shares

Our consolidated financial statements reflect two quota share reinsurance agreements we entered into with subsidiaries of White Mountains. Under the Esurance Quota Share, which was effective on January 1, 2005, we assumed approximately 85% of business written by Esurance Insurance Company, which includes business written by its wholly-owned subsidiary. Under the Sirius Quota Share, we ceded between 6% and 12% of business written, effective April 1, 2004, to Sirius International Insurance Corporation.

The affiliate quota shares were entered into primarily for White Mountains’ capital management purposes and therefore, financial information reflected in Primary Insurance Operations are prior to the quota share reinsurance agreements consistent with how management measures our financial performance. Further, the affiliate quota shares were commuted during the fourth quarter of 2006 in connection with OBIG’s initial public offering.

Other Operations

Our Other Operations segment consists of the activities of our holding company, FAC. Our Other Operations segment primarily consists of financing activities, purchase accounting adjustments relating to the OneBeacon Acquisition and other assets and general and administrative expenses incurred at the holding company level.

In May 2003, FAC issued $700.0 million face value of senior unsecured debt (the Senior Notes) through a public offering, at an issue price of 99.7%. The Senior Notes bear an annual interest rate of 5.875%, payable semi-annually in arrears on May 15 and November 15, until maturity on May 15, 2013, and are fully and unconditionally guaranteed as to the payment of principal and interest by White Mountains. White Mountains currently provides an irrevocable and unconditional guarantee as to the payment of principal and interest (the Guarantee) on the Senior Notes. In consideration of this Guarantee, we have agreed to pay a specified fee to White Mountains in the amount of 25 basis points per annum on the outstanding principal amount of the Senior Notes. We have further agreed that if White Mountains’ voting interest in us ceases to represent more than 50% of all our voting securities, we will redeem, exchange or otherwise modify the Senior Notes in order to fully and permanently eliminate White Mountains’ obligations under the Guarantee. See “Management’s Discussion of Financial Condition and Results of Operations—Financing”.

As part of the financing for the OneBeacon Acquisition, Berkshire Hathaway Inc, or Berkshire, invested a total of $300 million in cash, of which (1) $225 million was for the purchase of cumulative non-voting preferred stock of FAC (the “Berkshire Preferred Stock”), which has a $300 million redemption value; and (2) $75 million was for the purchase of warrants to acquire 1,724,200 common shares of White Mountains. The Berkshire Preferred Stock is entitled to a dividend of no less than 2.35% per quarter and is mandatorily redeemable on May 31, 2008.

In connection with OBIG’s initial public offering and as part of the reorganization at White Mountains, FAC created an irrevocable grantor trust and funded it with assets sufficient to make the remaining dividend and redemption payments for the $300 million Berkshire Preferred Stock that will be redeemed in May of 2008. The creation and funding of the trust does not legally defease the preferred stock or create any additional rights for the holder of the preferred stock, although the assets in the trust remain segregated from the Company’s other general assets and are not available for any use other than the payment of the Berkshire Preferred Stock. The assets held in trust remain subject to the claims of the Company’s creditors, in the event that the Company becomes insolvent. See “Management’s Discussion of Financial Condition and Results of Operations—Economic Defeasance”.

In connection with OBIG’s initial public offering, FAC established a $75 million revolving credit facility that matures in November 2011 (the Bank Facility). As of December 31, 2006, the Bank Facility was undrawn.

Investment Results

At December 31 2006, approximately 94% of our fixed maturity investments held an investment grade rating from Standard & Poor’s or from Moody’s if a given security is unrated by Standard & Poor’s. Standard & Poor’s and Moody’s are two leading independent rating agencies that assess the credit quality of companies that have publicly issued debt. An investment grade rating, which is indicative of a strong credit profile of an issuer, is defined as “BBB-” (“Adequate”, the tenth highest of twenty-two ratings) or better by Standard & Poor’s and “Baa3” (“Moderate Risk”, the tenth highest of twenty-one ratings) or better by Moody’s. We expect to continue to invest primarily in high quality fixed maturity investments. Nearly all the fixed maturity investments currently held by us are publicly traded, and as such we consider them to be liquid.

The following table presents the composition of our investment portfolio as of December 31, 2005 and 2006:

	As of December 31,
	2005		2006
Type of Investment	$ in millions	% of total	$ in millions	% of total
Available-for-sale investments:
Fixed maturity investments	$3,553.9	76.9%	$3,528.2	68.8%
Short-term investments	200.6	4.3	269.1	5.2
Montpelier Re Holding Ltd. common stock(1)	115.7	2.5	—	—
Common stock, excluding Montpelier	475.6	10.3	737.1	14.4
Held-to-maturity investments:(2)
Fixed maturity investments	—	—	305.0	5.9
Short-term investments	—	—	13.3	0.3
Other investments	275.2	6.0	278.1	5.4
Total	$4,621.0	100.0%	$5,130.8	100%

(1)          On August 24, 2006, we exchanged our investment in the common shares of Montpelier Re Holdings Ltd., or Montpelier, for an agreed-upon portfolio of common equity and fixed maturity securities of equal value that was owned by White Mountains. See “Management’s Discussion of Financial Condition and Results of Operations—Montpelier Investment”.

(2)          Represents assets held in trust to economically defease our preferred stock subject to mandatory redemption. See “Management’s Discussion of Financial Condition and Results of Operations—Economic Defeasance”.

The following table presents the total GAAP pre-tax rate of return for our investment portfolio for the years ended December 31, 2004, 2005 and 2006:

	Year ended December 31,
Type of Investment	2004	2005	2006(1)
Fixed maturity investments	4.6%	2.0%	6.0%
Short-term investments	0.8	2.9	4.5
Common stock	42.1	3.3	23.5
Other investments	17.7	16.3	15.1
Total	8.9%	2.8%	9.0%

(1)          Includes $2.1 million of net investment income for assets held in trust.

The breakdown of our fixed maturity available-for-sale and held-to-maturity portfolios at December 31, 2006 by credit class, based upon issue credit ratings provided by Standard & Poor’s, or if unrated by Standard & Poor’s, long-term obligation ratings provided by Moody’s, is as follows:

Ratings	Cost or Amortized Cost	% of Total
	($ in millions)
U.S. government and government-sponsored enterprises	$1,182.0	31.1%
AAA/Aaa	986.9	26.0
AA/Aa	110.2	2.9
A/A	566.8	14.9
BBB/Baa	713.0	18.8
Other/not rated	236.0	6.3
Total	$3,794.9	100%

The weighted average duration of our fixed maturity portfolio at December 31, 2006 is two years. The maturity distribution for fixed maturity available-for-sale investments held at December 31, 2006 is as follows:

Maturity	Amortized Cost	Carrying Value
	($ in millions)
Due within one year	$178.5	$178.3
Due after one through five years	1,020.3	1,023.1
Due after five through ten years	753.6	757.0
Due after ten years	345.9	348.0
Asset-backed securities	1,080.7	1,086.3
Preferred stocks	110.9	135.5
Total	$3,489.9	$3,528.2

The maturity distribution for fixed maturity held-to-maturity investments held at December 31, 2006 is as follows:

Maturity	Carrying Value	Estimated Fair Value
	($ in millions)
Due within one year	$13.3	$13.2
Due after one through five years	291.7	290.8
Due after five through ten years	—	—
Due after ten years	—	—
Total	$305.0	$304.0

Our total GAAP pre-tax net investment results for the twelve months ended December 31, 2006, was as follows:

Total
($ in millions)
Gross investment income	$201.1
Net realized investment gains	163.7
Net change in unrealized gains	54.6
Total GAAP pre-tax net investment return	$419.4

We regularly review our entire portfolio, practice active security selection and perform frequent sector selection analyses. As a general matter, we do not emphasize active asset-liability matching as a portfolio management strategy.

Investment in Unconsolidated Affiliate

Main Street America Holdings, Inc., or MSA.   On October 31, 2006, we received a $70 million cash dividend from MSA, a subsidiary of Main Street America Group Mutual Holdings, Inc., or Main Street Group, a Florida-domiciled mutual property and casualty insurance holding company, which insures risks located primarily in New York, Massachusetts, Connecticut, Pennsylvania, New Hampshire, Virginia and Florida. Following this transaction, we sold our 50% common stock investment in MSA to Main Street America Group, Inc., or Group, for (i) $70.0 million in 9.0% non-voting cumulative perpetual preferred stock of Group and (ii) 4.9% of the common stock of Group. These transactions resulted in a net after-tax realized gain of $8.5 million.

Prior to the exchange of our common stock investment in MSA, we accounted for this investment using the equity method of accounting. MSA’s net written premiums for the years ended December 31, 2004 and 2005 and the ten months ended October 31, 2006 totaled $454.5 million, $481.6 million and $424.2 million, respectively, and its net income totaled $30.3 million, $16.1 million and $32.3 million, respectively. As of December 31, 2005, our total investment in MSA was $168.0 million.

Regulatory Matters

General

Our insurance operations are subject to regulation and supervision in each of the jurisdictions where they are domiciled and licensed to conduct business. Generally, regulatory authorities have broad supervisory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of the consolidated financial statements, reserves for unpaid loss and LAE, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders. Loss ratio trends in property and casualty insurance underwriting may be improved by, among other things, changing the kinds of coverages provided by policies, providing loss prevention and risk management services, increasing premium rates, purchasing reinsurance or by a combination of these factors. The ability of our insurance subsidiaries to meet emerging adverse loss ratio trends may be delayed, from time to time, by the effects of laws which require prior approval by insurance regulatory authorities of changes in policy forms and premium rates. We believe that we are in compliance with all applicable laws and regulations applicable to our business that would have a material effect on our financial position in the event of non-compliance.

State Accreditation and Monitoring

Over the last several years most states have implemented laws that establish standards for current, as well as continued, state accreditation. In addition, the National Association of Insurance Commissioners, or NAIC, has adopted risk-based capital, or RBC, standards for property and casualty companies, which are designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. The RBC formula for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers: underwriting, which encompasses the risk of adverse loss developments and inadequate pricing; declines in asset values arising from market and/or credit risk; and off-balance sheet risk arising from adverse experience from non-controlled assets, guarantees for affiliates or other contingent liabilities and excessive premium growth.

Under laws adopted by individual states, insurers having less total adjusted capital than that required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. Our current RBC ratios are satisfactory and such ratios are not expected to result in any adverse regulatory action. We are not aware of any current recommendations by regulatory authorities that would be expected to have a material effect on our results of operations or liquidity.

The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System to assist state regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. Insurance companies generally submit data annually to the NAIC, which in turn analyzes the data using prescribed financial data ratios, each with defined “usual ranges.” Generally, regulators will begin to investigate or monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue. We are not aware that any of our insurance companies are currently subject to regulatory investigation based on these ratios.

State insurance laws require us to analyze the adequacy of our reserves annually. Our actuaries must submit an opinion that our reserves, when considered in light of the assets we hold with respect to those reserves, make adequate provision for our contractual obligations and related expenses.

Many states have laws and regulations that limit an insurer’s ability to exit a market. For example, certain states limit a private passenger automobile insurer’s ability to cancel or renew policies. Furthermore, certain states prohibit an insurer from withdrawing from one or more lines of insurance business in the state without the state regulator’s approval. State regulators may refuse to approve withdrawal plans on the grounds that they could lead to market disruption. Such laws and regulations may restrict our ability to exit unprofitable markets.

Mandatory Shared Market Mechanisms

As a condition of our license to do business in certain states, we are required to participate in mandatory shared market mechanisms. Each state dictates the types of insurance and the level of coverage that must be provided. The most common type of shared market mechanism in which we are required to participate is an assigned risk plan. Many states operate assigned risk plans. The NYAIP and New Jersey commercial automobile insurance plans are two such shared market mechanisms in which we are required to participate. The total number of such policies an insurer is required to accept is based on its market share of voluntary business in the state. Underwriting results related to assigned risk plans are typically adverse. Accordingly, we may be required to underwrite policies with a higher risk of loss than we would otherwise accept.

Reinsurance facilities are another type of shared market mechanism. Reinsurance facilities require an insurance company to accept all applications submitted by certain state designated agents. The reinsurance facility then allows the insurer to cede some of its business to the reinsurance facility so that the facility will reimburse the insurer for claims paid on ceded business. Typically, however, reinsurance facilities operate at a deficit, which is funded through assessments against the same insurers. The Massachusetts Commonwealth Automobile Reinsurers is one such reinsurance facility in which we are required to participate.

Guaranty Associations

The insurance laws of many states generally provide that property and casualty insurers doing business in those states belong to a statutory property and casualty guaranty association. The purpose of these guaranty associations is to protect policyholders by requiring that solvent property and casualty insurers pay certain insurance claims of insolvent insurers. These guaranty associations generally pay these claims by assessing solvent insurers proportionately based on the insurer’s share of voluntary written premiums in the state. While most guaranty associations provide for recovery of assessments through rate increases, surcharges or premium tax credits, there is no assurance that insurers will ultimately recover these assessments. At December 31, 2006, our aggregate reserve for such assessments totaled $17.3 million.

Pricing, Investment and Dividends

Nearly all states have insurance laws requiring property and casualty insurers to file price schedules, policy or coverage forms, and other information with the state’s regulatory authority. In most cases, such price schedules and/or policy forms must be approved prior to use. While pricing laws vary from state to state, their objectives are generally to ensure that prices are adequate, not excessive and not discriminatory. For example, Massachusetts, a state where we have a sizable presence, sets virtually all aspects of automobile insurance rates, including agent commissions. Such regulations often challenge an insurer’s ability to adequately price its product, which often leads to unsatisfactory underwriting results.

We are subject to state laws and regulations that require investment portfolio diversification and that limit the amount of investment in certain categories. Non-compliance may cause non-conforming investments to be non-admitted in measuring statutory surplus and, in some instances, may require divestiture.

One of the primary sources of cash inflows for us is dividends received from our operating subsidiaries. Under the insurance laws of the jurisdictions under which our insurance subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. Accordingly, there is no assurance regarding the amount of such dividends that may be paid by such subsidiaries in the future. During 2006, our first-tier insurance subsidiaries declared and paid $90.1 million in cash and non-cash dividends to OneBeacon Insurance Group LLC. Our first tier insurance subsidiaries have the ability to pay dividends of approximately $234 million to their parent, in 2007 without approval of regulatory authorities.

Holding Company Structure

We are subject to regulation under certain state insurance holding company acts. These regulations contain reporting requirements relating to our capital structure, ownership, financial condition and general business operations. These regulations also contain special reporting and prior approval requirements with respect to certain transactions among affiliates. Since we are an insurance holding company, the domiciliary states of our insurance subsidiaries impose regulatory application and approval requirements on acquisitions of common shares which may be deemed to confer control over those subsidiaries, as that concept is defined under the applicable state laws. Acquisition of as little as 10% of our common shares may be deemed to confer control under the insurance laws of some jurisdictions, and the application process for approval can be extensive and time consuming.

Terrorism

While the Federal government does not directly regulate the insurance business, Federal legislation and administrative policies affect the insurance industry. On December 22, 2005, the United States government extended the Terrorism Act, which was set to expire on December 31, 2005, for two more years. The Terrorism Act, originally enacted on November 26, 2002 establishes a Federal “backstop” for commercial property and casualty losses, including workers compensation, resulting from acts of terrorism by or on behalf of any foreign person or foreign interest. The law limits the industry’s aggregate liability by requiring the Federal government to share 85% of certified losses in 2007 once a company meets a specific retention or deductible as determined by its prior year’s direct written premiums and limits the aggregate liability to be paid by the government and industry without further action by Congress at $100.0 billion. In exchange for this “back-stop,” primary insurers are required to make coverage available to commercial insureds for losses from acts of non-domestic terrorism as specified in the Terrorism Act. The following types of coverage are excluded from the program: commercial automobile, burglary and theft, surety, farmowners multi-peril and all professional liability coverage except directors and officers coverage. We are actively complying with the requirements of the Terrorism Act in order to ensure our ability to be reimbursed by the Federal government for any losses we may incur as a result of future terrorist acts.

Legislation

In addition, legislation has been introduced in recent years that, if enacted, could result in the state and Federal government assuming a more direct role in the regulation of the insurance industry. Furthermore, a number of additional enacted and pending state and Federal legislative measures could lead to increased consolidation and increased competition for business and for capital in the financial services industry. We cannot predict whether any state or Federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what effect such measures may have on our insurance operations.

Environmental

Both Federal and state laws and regulations govern the environmental cleanup of contaminated sites by, or for the account of, potentially responsible parties (“PRPs”). Superfund and comparable state statutes can impose liability for the entire cost of clean-up upon any responsible party, regardless of fault. The insurance industry in general is involved in extensive litigation regarding coverage issues arising out of the cleanup of such sites by insured PRPs and as a result has disputed many such claims. From time to time, comprehensive Superfund reform proposals are introduced in Congress, but none has yet been enacted. At this time, it remains unclear as to whether Superfund reform legislation will be enacted or that any such legislation will provide for a fair, effective and cost-efficient system for settlement of Superfund related claims. The NICO Cover includes coverage for such exposures at our company, however, there can be no assurance that the coverage provided under the NICO Cover will ultimately prove to be adequate for our incurred environmental losses.

Competition

Property and casualty insurance is highly competitive. In specialty lines, we compete with numerous regional and national insurance companies, most notably The Chubb Corporation, American International Group, The St. Paul Travelers Companies and CNA Financial Corporation. In commercial and personal lines, we compete with numerous regional and national insurance companies, most notably The St. Paul Travelers Companies, Inc., Zurich Financial Services Group, CNA Financial Corporation, Hartford Financial Services Group, Inc., The Hanover Insurance Group, Inc., W.R. Berkley Corporation, The Chubb Corporation, The Progressive Corporation, Allstate Insurance Company and Liberty Mutual Insurance Company. The more significant competitive factors for most insurance products we offer are price, product terms and claims service. Our underwriting principles and dedication to independent agency distribution are unlikely to make it the low-cost provider in most markets. However, while it is often difficult for insurance companies to differentiate their products to consumers, we believe that our dedication to providing superior product offerings, expertise and local talent, claims service and disciplined underwriting provide a competitive advantage over typical low-cost providers. However, as the emergence and growth of competitors that have lower cost structures, such as direct writers, continues, we will face greater pressure on our pricing which may impact our ability to compete.

Ratings

Insurance companies are evaluated by various rating agencies in order to measure each company’s financial strength. Higher ratings generally indicate financial stability and a stronger ability to pay claims. OneBeacon currently has an “A” rating with a stable outlook from A.M. Best (“Excellent”, the third highest of 15 ratings), “A” rating with a stable outlook from Standard & Poor’s (“Strong”, the sixth highest of 21 ratings), “A2” rating with a stable outlook by Moody’s (“Good”, the sixth highest of 21 ratings), and “A” rating with a stable outlook by Fitch (“Strong”, the sixth highest of 24 ratings). We believe that strong ratings are an important factor in the marketing of insurance products to agents and consumers. These financial strength ratings do not refer to its ability to meet non-insurance obligations and are not a recommendation to purchase or discontinue any policy or contract issued by us.

The 5.875% Senior Notes due 2013 of FAC, which we refer to as the Senior Notes, are currently rated “Baa2” (“Medium Grade”, the ninth highest of twenty-one ratings) with a stable outlook by Moody’s, “BBB” (“Adequate”, the ninth highest of twenty-two ratings) with a stable outlook by Standard & Poor’s, “bbb” (“Very Good”, the ninth highest of twenty-two ratings) with a stable outlook by A.M. Best and “BBB” (“Good”, the ninth highest of twenty-three ratings) with a stable outlook by Fitch.

Employees

As of December 31, 2006, we employed approximately 3,200 persons. We believe that we have satisfactory relations with our employees.

AVAILABLE INFORMATION

In May 2003, FAC issued $700 million of public notes pursuant to a Form S-3 filing made jointly by White Mountains and FAC. Prior to OBIG’s initial public offering, FAC was exempt from filing its own annual and quarterly reports with the Securities and Exchange Commission (SEC). Condensed consolidating financial information for FAC was included in White Mountains’ Form 10-K and Form 10-Q filings. Subsequent to OBIG’s initial public offering, FAC is subject to the informational reporting requirements of the Securities Exchange Act of 1934. In accordance therewith, the Company files reports and other information with the SEC. These documents are available free of charge at www.onebeacon.com as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In addition, the Code of Business Conduct as well as the charters of the Board Committees of our ultimate parent, OBIG, are available free of charge at www.onebeacon.com.

The Company will provide upon request and without charge, copies of these documents (excluding any applicable exhibits unless specifically requested). Written or telephone requests should be directed to Investor Relations, OneBeacon Insurance Group, Ltd., 1 Beacon Lane, Canton, MA 02021, telephone number (877) 248-8765. Additionally, all such documents are physically available at the Company’s headquarters at 1 Beacon Lane, Canton, MA 02021.

ITEM 1A.        RISK FACTORS

The information contained in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See “FORWARD-LOOKING STATEMENTS” (page 84) for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements. Fund American’s actual future results and trends may differ materially depending on a variety of factors including, but not limited to, the risks and uncertainties discussed below.

Risks Relating to Our Business

Our loss and loss adjustment expense reserves may be inadequate to cover our ultimate liability for losses and as a result any inadequacy could materially adversely affect our financial condition and results of operations.

We are required to maintain adequate reserves to cover our estimated ultimate liabilities for loss and loss adjustment expenses, or LAE. Loss and LAE reserves are typically comprised of (1) case reserves for claims reported and (2) reserves for losses that have occurred but for which claims have not yet been reported, referred to as incurred but not reported, or IBNR, reserves, which include a provision for expected future development on case reserves. These reserves are estimates based on actuarial and statistical projections of what we believe the settlement and administration of claims will cost based on facts and circumstances then known to us. Because of the uncertainties that surround estimating loss and LAE reserves, we cannot be certain that our reserves are adequate and actual claims and claim expenses paid might exceed our reserves. For example, we have had a large number of construction defect claims arising from our general liability and multiple peril lines of business. Construction defect is a highly uncertain exposure due to issues concerning whether coverage exists, the definition of an occurrence, the determination of ultimate damages and the allocation of such damages to financially responsible parties.

We had established gross loss and LAE reserves of $5,354.3 million and $4,837.7 million as of December 31, 2005 and 2006, respectively. For the years ended December 31, 2004, 2005 and 2006, we incurred $99.3 million, $99.0 million and $11.3 million of losses, respectively, net of reinsurance, related to the re-estimation of previously established reserves.

If in the future we determine that our reserves are insufficient to cover our actual loss and LAE, we would have to strengthen our reserves, which could have a material adverse effect on our financial condition and results of operations.

For additional information relating to loss and LAE reserve requirements, see “Regulatory Matters.” For additional information relating to how we estimate our loss and LAE reserves, including our asbestos and environmental reserves, see “Business—Loss and LAE Reserves” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.”

Exposure to asbestos or environmental claims could materially adversely affect our financial condition and results of operations.

Estimating our exposure to asbestos and environmental claims is subject to a particularly high degree of uncertainty. If we have not established adequate loss and LAE reserves to cover future claims, our financial condition and results of operations could be materially adversely affected.

In connection with the OneBeacon Acquisition, to help protect against potential asbestos and environmental claims relating to the pre-acquisition period, we purchased a reinsurance contract from NICO, rated “AAA” by Standard & Poor’s and “A++” by A.M. Best. We refer to this reinsurance contract as the NICO Cover. Under the NICO Cover we are entitled to recover up to $2.5 billion from NICO for (1) all asbestos claims arising from business written by us in 1992 and prior, (2) all environmental claims arising from business written by us in 1987 and prior, and (3) certain other latent exposures. As of December 31, 2006, we estimate that on an incurred basis we have ceded losses of approximately $2.1 billion to the NICO Cover, leaving remaining protection under the NICO Cover of $404.0 million. Due to exclusions in policy language and changes in coverages provided, we do not believe that we have significant exposure to asbestos claims arising from business we wrote after 1992 or to environmental claims arising from business we wrote after 1987.

As of December 31, 2006, we had established gross loss and LAE reserves for asbestos claims of $1,227.6 million. Approximately 99% of these loss and LAE reserves are covered under reinsurance arrangements. Our net loss and LAE reserves for asbestos claims after giving effect to third party reinsurance other than the NICO Cover was $766.6 million at December 31, 2006. Our net loss and LAE reserves for asbestos claims after giving effect to both third party reinsurance and the NICO Cover was $6.8 million at December 31, 2006.

Estimating our future exposure to asbestos claims is subject to considerable uncertainty due to tort liability reform in various states, the difficulty of predicting jury awards in such matters and diverging legal interpretations and rules in different jurisdictions. These uncertainties also include, among other things:

•       the extent of coverage under insurance policies;

•       whether or not particular claims are subject to an aggregate limit;

•       the number of occurrences involved in particular claims; and

•       new theories of insured and insurer liability.

The ultimate liability for our asbestos claims remains uncertain and could exceed the coverage under our reinsurance arrangements and our net loss and LAE reserves.

Insurers, including us, experienced an increase in the number of new asbestos-related claims in recent years, in particular in 2002 and 2003. We experienced a 12% increase in the number of accounts with asbestos-related claims reported during 2002 as compared to 2001 and another 51% increase in the number reported in 2003 from the level reported in 2002. We believe this increase was attributable to, among other things, more intensive advertising by lawyers seeking asbestos claimants, the increasing focus by plaintiffs on new and previously peripheral defendants, an acceleration of claims prior to the potential enactment of Federal asbestos legislation, and an increase in the number of entities seeking bankruptcy protection as a result of asbestos-related liabilities. During 2004, we started to experience a decrease in the number of accounts with asbestos-related claims reported with a 37% decrease from the level reported in 2003; however, the number of accounts with asbestos-related claims reported in 2004 was still above levels reported in 1999, 2000 and 2001. During 2005, we experienced a 6% decrease in the number of accounts with asbestos-related claims reported when compared to the average of the prior three-year period. During 2006, we experienced a 13% decrease in the number of accounts with asbestos-related claims reported when compared to the average of the prior three-year period. It is uncertain whether the number of new annual claims and filings will continue to decrease, remain stable or increase when compared to prior annual periods. Also, in addition to adding new claims, bankruptcy proceedings may have the effect of significantly accelerating and increasing loss payments by insurers, including us.

Increasingly, policyholders have been asserting that their claims for asbestos-related insurance are not subject to aggregate limits on coverage and that each individual bodily injury claim should be treated as a separate occurrence under a policy. Some policyholders who previously sought payment from us for asbestos claims under their products liability coverages, which were subject to aggregate limits, have increasingly sought payment from us for asbestos claims under the premises and operations coverages of their liability policies, which may not be subject to similar aggregate limits. We expect this trend to continue. To the extent either issue is resolved in favor of policyholders, our coverage obligations under the relevant policies would be materially increased and capped only by the applicable per occurrence limits and the number of asbestos bodily injury claims against the policyholders. Claims in these instances may vary significantly and policyholders may seek large amounts, although such claims frequently settle for a fraction of the initial alleged amount. Accordingly, it is difficult to predict the ultimate size of the claims for coverage not subject to aggregate limits.

From time to time in recent years, the United States Congress has given consideration to legislative proposals that would address various issues connected with asbestos liability. While it is unclear whether any such proposals will be passed into law at any time in the near future, if at all, we cannot predict what impact, if any, such adopted legislation would have on our ultimate asbestos liability or on the NICO Cover.

As of December 31, 2006, we had established gross loss and LAE reserves for environmental claims of $678.0 million. Approximately 99% of these loss and LAE reserves are covered under reinsurance arrangements. Our net reserves for environmental claims after giving effect to third party reinsurance, other than the NICO Cover was $394.6 million at December 31, 2006. Our net loss and LAE reserves for environmental claims after giving effect to both third party reinsurance and the NICO Cover aggregated $10.6 million as of December 31, 2006. Future exposure from environmental claims is uncertain, in part, for reasons similar to those described above for asbestos claims.

As a result of various state and Federal laws and regulations relating to environmental remediation, particularly the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, which is commonly referred to as Superfund, and related damages claims, the insurance industry continues to be involved in litigation involving policy coverage and liability issues. In addition to regulatory pressures, the results of court decisions affecting the industry’s coverage positions continue to be inconsistent and have expanded coverage beyond the industry’s original expectations. Accordingly, the ultimate liability for environmental costs remain uncertain and could exceed the coverage of our reinsurance arrangements.

We may not be able to successfully alleviate risk through reinsurance arrangements. Additionally, we may be unable to collect all amounts due from our reinsurers under our existing reinsurance arrangements.

We attempt to limit our risk of loss through reinsurance arrangements. The availability and cost of reinsurance protection is subject to market conditions, which are outside of our control. In addition, the coverage under our reinsurance contracts may be inadequate to cover our future liabilities. As a result, we may not be able to successfully alleviate risk through these arrangements, which could have a material adverse effect on our financial condition and results of operations.

We are not relieved of our obligation to our policyholders by purchasing reinsurance. Accordingly, we are subject to credit risk with respect to our reinsurance in the event that a reinsurer is unable to pay amounts owed to us as a result of a deterioration in its financial condition or if it simply is unwilling to pay due to a dispute or other factors beyond our control. A number of reinsurers in the industry experienced such a deterioration in the aftermath of the 2001 terrorist attacks and the active 2005 hurricane season. While several of our reinsurers were adversely affected by these events, and in some cases ceased writing new reinsurance coverages, the impact on our operations from these events has been negligible. In the future, it is possible that one or more of our reinsurers will be significantly adversely affected by significant loss events, causing them to be unable to pay amounts owed to us.

Unpredictable catastrophic events could adversely affect our financial condition or results of operations.

Our insurance operations expose us to claims arising out of unpredictable natural and other catastrophic events, such as hurricanes, windstorms, severe winter weather, earthquakes, floods, fires and explosions. In recent years, the frequency of major weather-related catastrophes has increased. Our exposure to catastrophic windstorm damage in the Northeastern United States is the largest single natural catastrophe risk to our business.

The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Increases in the value and concentrations of insured property, the effects of inflation and changes in cyclical weather patterns may increase the severity of claims from catastrophic events in the future. Claims from catastrophic events could reduce our earnings and cause substantial volatility in our results of operations for any fiscal quarter or year and adversely affect our financial condition. Our ability to write new insurance policies could also be impacted as a result of corresponding reductions in our surplus levels.

We manage our exposure to catastrophic losses by limiting the aggregate insured value of policies in geographic areas with exposure to catastrophic events, by estimating a probable maximum loss, which we refer to as PML, for many different catastrophe scenarios and by buying reinsurance. To manage and analyze aggregate insured values and PML, we use a variety of tools, including catastrophe modeling software. Our estimates of PML are dependent on many variables, including assumptions about the demand surge and storm surge, loss adjustment expenses, insurance-to-value and storm intensity in the aftermath of weather-related catastrophes utilized to model the event and the relationship of the actual event to the modeled event. Accordingly, if our assumptions about these variables are incorrect, the losses we might incur from an actual catastrophe could be materially higher than our expectation of losses generated from modeled catastrophe scenarios, and our financial condition and results of operations could be materially adversely affected.

For example, in 2005, standard industry models for forecasting the losses resulting from hurricanes Katrina, Rita and Wilma proved to be inadequate. We had losses of $69.1 million in 2005 resulting from those hurricanes, which exceeded our internal expectations by approximately $24 million. The total industry loss from 2005 catastrophes was over $80 billion with approximately $58 billion related to hurricanes Katrina, Rita and Wilma, which materially exceeded industry models. During the year ended December 31, 2006, we increased our estimates of ultimate incurred loss and LAE relating to hurricanes Katrina, Rita and Wilma by $19.9 million.

Future insurance and reinsurance coverage for terrorist acts is uncertain, and we may in the future have substantial exposure to such acts.

We are unable to predict the extent to which our future insurance contracts will cover terrorist acts. We also are unsure how terrorist acts will be defined in our future contracts. The Terrorism Risk Insurance Act of 2002, or the Terrorism Act, which has been extended through the end of 2007, requires primary commercial insurers to make terrorism coverage available and provides Federal protection for certain losses above both individual company retention and industry retention levels. While we know of no reason that the Terrorism Act will not be extended for an additional period of time, there is no assurance that it will be extended or of the terms of any such extension. The following types of coverage are excluded from the program: commercial automobile, burglary and theft, surety, farmowners, multi-peril and all professional liability coverages except directors and officers coverage. Our current property and casualty catastrophe reinsurance programs provide coverage for us for “non-certified” events as defined under the Terrorism Act, provided such losses are not the result of a nuclear, biological or chemical attack. Nonetheless, risks insured by us, including those covered by the Terrorism Act, remain exposed to terrorist attacks and the possibility remains that losses resulting from future terrorist attacks could prove to be material to our results of operations and financial condition.

Our investment portfolio may suffer reduced returns or losses which could adversely affect our results of operations and financial condition. Any increase in interest rates or volatility in the equity and debt markets could result in significant losses in the fair value of our investment portfolio.

Our investment portfolio consists of fixed maturity securities, short-term investments, common equity securities and other investments such as hedge funds, limited partnerships and private equities. Our investment selections are designed to maximize after-tax, total risk-adjusted return over the long term; however, investing entails substantial risks. We cannot assure you that we will achieve our investment objectives, and our investment performance may vary substantially over time.

Investment returns are an important part of our growth in book value, and fluctuations in the fixed income or equity markets could impair our results of operations or financial condition. A significant period of time normally elapses between the receipt of insurance premiums and the disbursement of insurance claims. During this time, we generate investment income, consisting primarily of interest earned on fixed maturity investments and dividends earned on equity securities, by investing our capital as well as insurance premiums allocated to support unpaid loss and LAE reserves. We also recognize unrealized investment gains and losses on the securities we hold in our investment portfolio and we generate investment gains and losses from sales of securities from our investment portfolio.

The investment income and fair market value of our investment portfolio are affected by general economic and market conditions, including fluctuations in interest rates and volatility in the stock market. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we attempt to manage the risks of investing in a changing interest rate environment, we may not be able to effectively mitigate interest rate sensitivity. In particular, a significant increase in interest rates could result in significant losses, realized or unrealized, in the fair value of our investment portfolio and, consequently, could have an adverse affect on our results of operations. In addition, we are exposed to changes in the level or volatility of equity prices that affect the value of securities or instruments that derive their value from a particular equity security, a basket of equity securities or a stock index. These conditions are outside of our control and could adversely affect the value of our investments and our results of operations and financial condition.

We are highly dependent on White Mountains Advisors, LLC (WM Advisors) and Prospector Partners, LLC (Prospector) in connection with the management of our investment portfolio. Subsequent to OBIG’s initial public offering, under agreements dated as of November 14, 2006, WM Advisors supervises and directs the fixed income and alternative investment portion of OneBeacon’s investment portfolio and Prospector supervises and directs the publicly-traded common equity and convertible securities portion of OneBeacon’s investment portfolio. The agreements both provide for an initial fixed term of three years, which will be extendible by us for an additional year (a fourth year) at or prior to the end of the second year of the term, and if so extended, for a second additional year (a fifth year) at or prior to the end of the third year of the term. If we lose our investment relationship with WM Advisors or with Prospector, we may not be able to secure an investment advisor or advisors who will produce returns on our investments similar to these produced by WM Advisors and Prospector in the past, or any positive returns at all.

We may not maintain favorable financial strength ratings, which could adversely affect our ability to conduct business.

We may not maintain favorable financial strength ratings, which could adversely affect our ability to conduct business. Third party rating agencies assess and rate the financial strength, including claims-paying ability, of insurers and reinsurers. These ratings are based upon criteria established by the rating agencies and are subject to revision at any time at the sole discretion of the agencies. Some of the criteria relate to general economic conditions and other circumstances outside the rated company’s control. These financial strength ratings are used by policyholders, agents and brokers as an important means of assessing the suitability of insurers as business counterparties and have become an increasingly important factor in establishing the competitive position of insurance companies. These financial strength ratings do not refer to our ability to meet non-insurance obligations and are not a recommendation to purchase or discontinue any policy or contract issued by us or to buy, hold or sell our securities. Our current financial strength ratings are “A” (“Excellent,” third highest of 15 ratings) by A. M. Best Company, Inc., “A” (“Strong,” sixth highest of 19 ratings) by Standard & Poor’s Rating Service, “A2” (“Good,” sixth highest of 21 ratings) by Moody’s Investors Service, Inc. and “A” (“Strong,” sixth highest of 24 ratings) by Fitch, Inc. Periodically, the rating agencies evaluate us to confirm that we continue to meet the criteria of the ratings previously assigned to us. A downgrade or withdrawal of our financial strength ratings could limit or prevent our insurance subsidiaries from writing new insurance policies or renewing existing insurance policies, which would have a material adverse affect on our financial condition and results of operations.

Our debt, preferred stock and related service obligations could adversely affect our financial condition and results of operations.

As of December 31, 2006, we had $759.5 million face value of indebtedness and $300.0 million face value of mandatorily redeemable preferred stock outstanding. We have established and funded a trust that is solely dedicated to the payment of dividends and redemption amount of our outstanding mandatorily redeemable preferred stock with the deposit of U.S. government securities.

Our ability to meet our debt and related service obligations, as well as our ability to pay dividends, will depend on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulation. We cannot be certain that our earnings will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations. If we do not have enough cash, we may be required to refinance all or part of our existing debt, sell assets, borrow more cash or sell equity. We cannot assure you that we will be able to accomplish any of these alternatives on terms acceptable to us, if at all.

We could incur additional indebtedness and issue additional preferred stock in the future. To the extent new debt, new preferred stock and other obligations are added to our and our subsidiaries’ current debt and preferred stock levels, the risks described in the previous paragraph would increase.

We are a holding company with no direct operations, and our insurance subsidiaries’ ability to pay dividends to us is restricted by law.

As a holding company with no direct operations and whose only significant assets are the capital stock of our subsidiaries, we rely on net investment income and dividends and other permitted payments from our subsidiaries to pay our expenses. Our subsidiaries may not be able to generate cash flow sufficient to pay a dividend or distribute funds to us. In addition, applicable state laws that regulate the payment of dividends by our insurance subsidiaries could prohibit such dividends or distributions. Under the insurance laws of the jurisdictions in which our insurance subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. Generally, our regulated operating subsidiaries have the ability to pay dividends during any 12-month period, without having to obtain the prior approval of regulatory authorities, in an amount equal to the greater of statutory net income for the preceding year or 10% of statutory surplus as of the end of the preceding year, subject to the availability of unassigned funds. As a result, based on 2006 statutory net income, our top tier regulated operating subsidiaries have the ability to pay an aggregate of approximately $234 million of dividends during 2007 without having to obtain prior approval of regulatory authorities, subject to the availability of unassigned funds. As of December 31, 2006, our top tier regulated operating subsidiaries had $1.6 billion of unassigned funds available for dividend distribution. Management believes that our cash balances, cash flows from operations and cash flows from investments are adequate to meet expected cash requirements for the foreseeable future on both a holding company and operating subsidiary level. However, if our insurance subsidiaries cannot pay dividends in future periods, beginning in 2008, we may have difficulty servicing our debt and meeting our holding company expenses. For additional information relating to insurance regulations governing our operations, see “Regulatory Matters.”

The property and casualty insurance industry is highly competitive and we may not be able to compete effectively in the future.

The property and casualty insurance industry is highly competitive and has, from time to time, experienced severe price competition. Competition in the personal auto insurance business line, for example, is intensifying and rate pressures in the auto industry are expected to continue. We compete with numerous regional and national insurance companies, including The St. Paul Travelers Companies, Inc., Zurich Financial Services Group, CNA Financial Corporation, Hartford Financial Services Group, Inc., The Hanover Insurance Group, Inc., W.R. Berkley Corporation, The Chubb Corporation, The Progressive Corporation, Allstate Insurance Company, Liberty Mutual Insurance Company and American International Group, Inc. Many of these competitors have greater financial, marketing and management resources than we do and have established long-term and continuing business relationships throughout the insurance industry, which can be a significant competitive advantage for them.

In addition, the agents whom we rely upon compete with direct writers of insurance, who are often able to offer substantial discounts in pricing as compared to our insurance products. If our agents experience increased competition from direct writers of insurance, we in turn could be adversely affected if they are unable to maintain a competitive position in their respective markets. If we are unable to maintain our competitive position, our financial condition and results of operations may be adversely affected.

We may suffer losses from unfavorable outcomes from litigation and other legal proceedings.

In the ordinary course of business, we are subject to litigation and other legal proceedings as part of the claims process, the outcomes of which are uncertain. We maintain reserves for these legal proceedings as part of our loss and LAE reserves. We also maintain separate reserves for legal proceedings that are not related to the claims process. In the event of an unfavorable outcome in one or more legal matters, our ultimate liability may be in excess of amounts we have currently reserved for and such additional amounts may be material to our results of operations and financial condition. For a description of our material legal proceedings, see “Business—Legal Proceedings.”

As industry practices and legal, judicial, social and other conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our financial condition and results of operations by either extending coverage beyond our underwriting intent or by increasing the number and size of claims. In some instances, these changes may not become apparent until some time after we have issued insurance contracts that are affected by the changes.

Our profitability may be adversely impacted by inflation and legislative actions and judicial decisions.

The effects of inflation could cause claim costs to rise in the future. In addition, judicial decisions and legislative actions continue to broaden liability and policy definitions and to increase the severity of claim payments, such as described above with respect to asbestos and environmental claims. To the extent inflation and these legislative actions and judicial decisions cause claim costs to increase above reserves established for these claims, we will be required to increase our loss and LAE reserves with a corresponding reduction in our net income in the period in which the deficiency is identified.

Regulation may restrict our ability to operate.

The insurance industry is subject to extensive regulation under U.S. and state laws. Governmental agencies have broad administrative power to regulate many aspects of the insurance business, which include premium rates, marketing practices, advertising, policy forms and capital adequacy. These governmental agencies are concerned primarily with the protection of policyholders rather than shareholders. Insurance laws and regulations impose restrictions on the amount and type of investments, prescribe solvency standards that must be met and maintained and require the maintenance of reserves. Premium rate regulation is common across all of our lines of business and may make it difficult for us to increase premiums to adequately reflect the cost of providing insurance coverage to our policyholders. In our underwriting, we rely heavily upon information gathered from third parties such as credit report agencies and other data aggregators. The use of this information is also highly regulated and any changes to the current regulatory structure could materially affect how we underwrite and price premiums.

Changes in the laws and regulations may restrict our ability to operate and/or have an adverse effect upon the profitability of our business within a given jurisdiction. For example, legislation has been recently passed in Florida that significantly changes reinsurance protection provided by the Florida Hurricane Catastrophe fund to companies that write business in Florida. The new legislation also contains a provision that will disallow insurers to write automobile insurance in Florida and write homeowners insurance elsewhere in the U.S. unless they begin to write homeowners insurance in Florida. We cannot determine what the impact of the new legislation will be upon our business in Florida, and the impact could be adverse, depending on how this provision is interpreted and how regulations are promulgated. In addition, state and Federal legislation has been proposed on catastrophe funds and underwriting in coastal areas which could impact our business.

Government authorities are continuing to investigate the insurance industry, which may adversely affect our business.

Recently, the insurance industry has been heavily scrutinized by various regulatory bodies, including State Attorneys General and state insurance departments, for alleged illegal conduct surrounding a number of topics, including producer compensation arrangements and the sale and use of finite reinsurance. For example, during 2004 and 2005, we received subpoenas from the Attorneys General of Massachusetts, New York and Connecticut requesting documents and seeking information relating to the conduct of business between us and insurance brokers. We have cooperated with all of these subpoenas and information requests. These investigations of the insurance industry, whether involving our company specifically or not, together with any legal or regulatory proceedings related settlement, or industry reforms, may materially adversely affect our business and future prospects.

We may be unable to collect amounts utilized to capitalize reciprocals.

Since 2002, we have capitalized three member-owned, not-for-profit insurance associations, which we refer to as reciprocals, by loaning money to them in exchange for surplus notes. As of December 31, 2006, we have loaned an aggregate of $125.9 million, including $0.2 million loaned in the form of a security deposit, to the three reciprocals. These three associations are currently consolidated in our consolidated financial statements. As a result, the surplus notes and the security deposit have been eliminated in consolidation. In the future, depending on their financial success, these associations could be deconsolidated. At such time, the surplus notes would be reflected as notes receivable on our balance sheet. Amounts utilized to capitalize reciprocals can be difficult to extract as repayment of principal and interest is subject to regulatory approval. If any reciprocal is unable to cover its ultimate liability for loss and LAE or is unable to obtain insurance regulatory approval to repay us, we would be unable to collect amounts owed under the related surplus note. In addition, while we have no legal obligation to loan further funds to these reciprocals, even in the event their capital becomes depleted, we may decide that it is in our best interest to provide the reciprocal with additional capital, thereby increasing our loss exposure.

A failure to attract and retain key personnel could reduce our revenues and operational effectiveness.

Our performance substantially depends on the efforts and abilities of our management team and other key employees. Furthermore, much of our competitive advantage is based on the expertise, experience and know-how of our key management personnel. We do not have fixed term employment agreements with any of these key employees nor key man life insurance and the loss of one or more of these key employees could adversely affect our business, results of operations and financial condition. Our success also depends on the ability to hire and retain additional key personnel such as experienced underwriters. Difficulty in hiring or retaining key personnel could adversely affect our results of operation and financial condition.

Our written premiums are heavily concentrated in the Northeastern United States.

Our revenues and profitability for the foreseeable future will be substantially impacted by prevailing regulatory, economic, demographic, competitive, weather and other conditions in the Northeastern United States. Changes in any of these conditions could make it more costly or more difficult to conduct our business. We are particularly exposed to Northeast windstorm risks. In 2006, 63% of our net written premiums were derived from our Primary Insurance Operations in New York, Massachusetts, New Jersey, Maine and Connecticut.

Mandated market mechanisms may require us to underwrite policies with a higher risk of loss and assessments and other surcharges for guaranty funds and second-injury funds may reduce our profitability.

We are often required to participate directly or indirectly in mandatory shared market mechanisms as a condition of our licenses to do business in certain states. These markets, which are commonly referred to as “residual” or “involuntary” markets, generally consist of risks considered to be undesirable from a standard or routine underwriting perspective. In 2006, approximately 2% of our net written premiums related to our participation in mandatory shared market mechanisms. Underwriting performance related to assigned risk plans, a form of mandated market mechanism, is typically adverse and, as a result, we are required to underwrite some policies with a higher risk of loss than we would normally accept.

Each state dictates the level of insurance coverage that is mandatorily assigned to participating insurers within these markets. Our participation in mandatory shared market mechanisms is principally concentrated in the States of Massachusetts, New Jersey and New York. In certain states, such as New York, the amount of involuntary policies we are obligated to write in a given year is based on our historical market share of all voluntary policies written within that state. The share of involuntary written premium for policies assigned by the New York Automobile Insurance Plan, or NYAIP, a residual insurance plan that obtains personal automobile insurance for individuals who cannot otherwise obtain insurance in the voluntary insurance market, to a particular insurer in a given year is based on the proportion of the total voluntary writings in New York two years earlier. We estimate the cost of discharging our obligation for our NYAIP assignments as of December 31, 2006 to be $13.0 million and we have recorded this estimate as a liability in our consolidated financial statements. Our participation in assigned risk plans may result in greater liabilities than we anticipate and could materially adversely affect our financial condition and results of operations.

In addition, virtually all states require insurers licensed to do business in their state to bear a portion of the loss suffered by some insureds as the result of impaired or insolvent insurance companies. These guaranty funds are funded by assessments that are expected to increase in the future as a result of recent insolvencies. Many states also have laws that established second-injury funds to provide compensation to injured employees for aggravation of a prior condition or injury which are funded by either assessments based on paid losses or premium surcharge mechanisms. The effect of these assessments and surcharges or changes in them could reduce our profitability in any given period or limit our ability to grow our business.

Cyclicality of the property and casualty insurance industry may cause fluctuations in our results of operations and financial condition.

The property and casualty insurance business, especially the commercial lines business, has been historically characterized by periods of intense price competition, which could have an adverse effect on our results of operations and financial condition. Periods of intense price competition historically have alternated with periods when shortages of underwriting capacity have permitted attractive premium levels. Any significant decrease in the rates we can charge for property and casualty insurance would adversely affect our results. In the late 1990s, the property and casualty insurance industry experienced a prolonged period of downward pressure on prices caused by excess underwriting capacity and intense competition. Although premium rates we achieved during 2004 and 2005 were significantly improved over those achieved in prior years, an increase in competitive factors resulting from additional capital entering the property and casualty insurance market may cause current favorable pricing trends to reverse.

Our personal lines business is particularly affected by the cyclicality of loss cost trends. Factors that affect loss cost trends in automobile underwriting include inflation in the cost of automobile repairs, medical care, litigation of liability claims, improved automobile safety features, legislative changes and general economic conditions. Factors that affect loss costs trends in homeowners underwriting include inflation in the cost of building materials and labor costs and demand caused by weather-related catastrophes. Personal lines insurers, including us, are generally unable to increase premium rates until some time after the costs associated with the coverage have increased, primarily as a result of state insurance regulation laws. Therefore, in a period of increasing loss costs, profit margins decline.

We expect to continue to experience the effects of this cyclicality which, during down periods, could materially adversely affect our financial condition and results of operations.

We may need additional capital in the future, which may not be available to us or available to us on favorable terms.

We may need to raise additional funds through public or private debt or equity financings in order to:

•       fund liquidity needs;

•       replace capital lost in the event of a catastrophe or adverse reserve development;

•       refinance $700 million aggregate principal amount of our senior notes;

•       satisfy letter of credit or guarantee bond requirements that may be imposed by our clients or by regulators;

•       acquire new businesses or invest in existing businesses;

•       expand our business into new regions and countries; or

•       otherwise respond to competitive pressures.

Any additional financing we may need may not be available on terms favorable to us, or at all.

Risks Relating to Our Relationship with White Mountains

Transitional and other arrangements with White Mountains may not be on arm’s length terms.

In connection with OBIG’s initial public offering, OBIG and certain subsidiaries of OBIG have entered into certain contractual arrangements with White Mountains and its affiliates. These agreements were made in the context of a parent-subsidiary relationship. For example, some of our investments are managed pursuant to an investment management agreement on a discretionary basis by a registered investment adviser which is owned by White Mountains. In connection with the offering, we have secured a new multi-year investment management contract with this adviser. While we are satisfied with the terms of such arrangement, we cannot confirm that such terms are as favorable to us as they might have been had we contracted with an independent advisor. On the other hand, after the expiration of this agreement, we may not be able to replace these investment services in a timely manner or on terms and conditions, including cost, that are comparable to those we receive from White Mountains, and we may have to pay higher prices for similar services from unaffiliated third parties.

Refinancing of our senior notes may occur on unfavorable terms.

In connection with OBIG’s initial public offering, OBIG has entered into an agreement with White Mountains pursuant to which White Mountains will continue to guarantee the senior notes of FAC for a specified fee in the amount of 25 basis points per annum on the outstanding principal amount of the senior notes. We have further agreed that if White Mountains’ voting interest in OBIG’s common shares ceases to represent more than 50% of all OBIG’s voting securities, we will seek to redeem, exchange or otherwise modify the senior notes in order to fully and permanently eliminate White Mountains’ obligations under its guarantee. White Mountains and its subsidiaries beneficially own all of OBIG’s outstanding Class B common shares, representing 96.3% of the voting power of OBIG’s voting securities. If we have not successfully eliminated the guarantee within 180 days upon notice of the triggering of the voting interest condition, the guarantee fee will increase by 200 basis points. The guarantee fee will further increase by 100 basis points for each subsequent 90 day period thereafter, up to a maximum guarantee fee of 425 basis points, until White Mountains’ obligations under its guarantee have been extinguished. This arrangement could require us to devote significant time and expense trying to refinance the senior notes and we may not be able to do so on commercially reasonable terms or at all. For more information on these and other arrangements with affiliates of White Mountains, see Note 18—“Related Party Disclosures” to the Company’s financial statements.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

As of the date of this report, the Company had no unresolved written comments from the Commission staff regarding its periodic or current reports under the Exchange Act.

ITEM 2.                PROPERTIES

Our headquarters are located at 1 Beacon Lane, Canton, Massachusetts 02021 and our principal executive office is located at 601 Carlson Parkway, Minnetonka, Minnesota 55305. We also maintain branch offices in various cities throughout the United States. Our headquarters are owned by us. Our principal executive office and branch offices are leased. Management considers our office facilities suitable and adequate for our current level of operations.

ITEM 3.                LEGAL PROCEEDINGS

Fund American, and the insurance industry in general, is subject to litigation and arbitration in the normal course of business. Other than those items listed below, we are not a party to any material litigation or arbitration other than as routinely encountered in claims activity, none of which is expected by management to have a material adverse effect on our financial condition and/or cash flows.

OneBeacon is in a dispute with Liberty Mutual over certain costs Liberty Mutual claims it incurred in connection with the Liberty Agreement. Liberty Mutual asserts that these costs are part of unallocated loss adjustment expenses, or ULAE, due Liberty Mutual under the Liberty Agreement. Liberty Mutual further asserts that ULAE on charges previously billed to and settled by OneBeacon since the inception of the Liberty Agreement should be retroactively recast in addition to changing the calculation of ULAE charges for the period not yet settled. OneBeacon believes that the recast charges, which are significantly higher than prior ULAE calculations, and the calculation of ULAE charges for the period not yet settled are inconsistent with the terms of the Liberty Agreement and with standard industry definitions of ULAE. The amount of additional ULAE Liberty Mutual claims that it incurred under the Liberty Agreement totals approximately $68 million. Liberty Mutual has netted amounts billed under the ULAE dispute against amounts otherwise payable to OneBeacon. As of December 31, 2006, OneBeacon has recorded in its loss and LAE reserves an estimate of ULAE expenses due Liberty Mutual on a basis that it believes is consistent with the terms of the Liberty Agreement and with standard industry definitions of ULAE. In January 2006, Liberty Mutual initiated an arbitration proceeding against OneBeacon with respect to this dispute, the ULAE Arbitration. The initial organizational meeting on the ULAE Arbitration was held in February 2007 and the final hearing is scheduled for April 2008.

In September 2006, OneBeacon initiated an arbitration against Liberty Mutual (and Peerless Insurance Company) seeking payment of approximately $57 million relating to reinsurance premiums, ceding commissions, recoveries and commutations due to OneBeacon from Liberty Mutual pursuant to the terms and conditions of the rewritten indemnity reinsurance agreement. To date, Liberty Mutual has refused to pay, asserting that it is entitled to an offset against the ULAE amounts disputed by OneBeacon and subject to the ULAE Arbitration. In January 2007, this arbitration was consolidated into the ULAE Arbitration.

Our subsidiaries OneBeacon Insurance Group LLC and OneBeacon Insurance Company, or OBIC, also have asserted claims against Liberty Mutual (and Peerless Insurance Company) in the Court of Common Pleas for Philadelphia County, Pennsylvania, or the Court, in which they assert that Liberty Mutual (and Peerless Insurance Company) breached the Pre-Closing Administrative Services Agreement, handled claims files negligently, breached fiduciary duties and were unjustly enriched. The Court has stayed those claims pending the resolution of the arbitration between OBIC and Liberty Mutual for breach of contract. The arbitration hearing commenced in November 2006 and will continue in May 2007.

As of December 31, 2006, we believe that our loss and LAE reserves are sufficient to cover reasonably anticipated outcomes of all related disputes with Liberty Mutual.

PART II

ITEM 5.                MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

All of the Company’s outstanding shares are owned by Fund American Enterprises Holding, Inc. (FAEH), the Company’s parent and a wholly-owned subsidiary of OBIG. As of March 28, 2007, the Company had issued and outstanding 505 shares of Common Stock, $1.00 par value per share. There is no established public trading market for the Company’s Common Stock.

For a discussion regarding the Company’s payment of dividends, and the restrictions related thereto, see Management’s Discussion of Financial Condition and Results of Operations—“Dividends”.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains “forward-looking statements.” Statements that are not historical in nature are forward-looking statements. Fund American cannot promise that our expectations in such forward-looking statements will turn out to be correct. Fund American’s actual results could be materially different from and worse than our expectations. See “Forward-Looking Statements” on page 84 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.

Overview

We are a property and casualty insurance writer that provides a range of specialty insurance products as well as a variety of segmented commercial and personal insurance products. With roots dating back to 1831, we have been operating for more than 175 years and have many long-standing relationships with independent agencies, which constitute our primary distribution channel. We consist of a group of operating companies which are U.S.-based property and casualty insurance writers, substantially all of which operate in a multi-company pool. Pooling arrangements permit the participating companies to rely on the capacity of the entire pool’s capital and surplus rather than just on its own capital and surplus. Under such arrangements, the members share substantially all insurance business that is written, and allocate the combined premiums, losses and expenses. In 2006, our net written premiums totaled $2.0 billion and we had total assets of $9.8 billion and total common shareholder’s equity of $1.7 billion at December 31, 2006.

Our Historical Consolidated Financial Information

Prior to OBIG’s initial public offering, we consolidated certain other businesses of White Mountains for GAAP financial reporting and U.S. tax purposes that are no longer held by us. We refer to the separation of these other business from our business as the internal reorganization (the “Internal Reorganization”). These other businesses are therefore reflected in our historical consolidated financial statements in this report as discontinued operations. Furthermore, on August 24, 2006, we exchanged our investment in the common shares of Montpelier, for an agreed-upon portfolio of common equity and fixed maturity securities of equal value owned by White Mountains (See “Montpelier Investment”) and, in the fourth quarter of 2006, we commuted our two quota share reinsurance arrangements with other subsidiaries of White Mountains.

Our Segments

Fund American’s reportable segments are Primary Insurance Operations, Affiliate Quota Shares and Other Operations.

Primary Insurance Operations.   Our Primary Insurance Operations segment includes the results of substantially all of our insurance operations, with the exception of certain quota share arrangements with affiliates of White Mountains as described below. Our Primary Insurance Operations segment also includes run-off business which primarily consists of national accounts, certain specialty programs and regional agency business transferred to Liberty Mutual effective November 1, 2001. See “Business—Run-off”.

Affiliate Quota Shares.   During 2004 and 2005, we entered into two quota share reinsurance arrangements with other subsidiaries of White Mountains, primarily for White Mountains’ capital management purposes. Under the Sirius Quota Share, we ceded between 6% and 12% of business written, effective April 1, 2004, to Sirius International Insurance Corporation. Under the Esurance Quota Share, which was effective on January 1, 2005, we assumed approximately 85% of business written by Esurance

Insurance Company, which includes business written by its wholly owned subsidiary. These agreements were commuted in the fourth quarter of 2006 in connection with OBIG’s initial public offering.

Other Operations.   Our Other Operations segment consists of the activities of our holding company, FAC.

Revenues

We account for insurance policies that we write in accordance with Statement of Financial Accounting Standards (SFAS) No. 60, “Accounting and Reporting by Insurance Enterprises,” or SFAS 60. Premiums written are recognized as revenues and are earned ratably over the term of the related policy. Unearned premiums represent the portion of premiums written that are applicable to future insurance coverage provided by policies. AutoOne, one of our subsidiaries, which acts as a limited assigned distribution, or LAD, servicing carrier, enters into contractual arrangements with insurance companies to assume private passenger and commercial automobile assigned risk exposures in 22 states. AutoOne receives LAD and commercial limited assigned distribution, or CLAD, servicing fees from these other companies for assuming these risks. In addition, AutoOne chooses to write certain policies voluntarily by taking risks out of the New York Automobile Insurance Plan, or NYAIP. These policies generate takeout credits which can be sold for fees, which we refer to as take-out fees, to other carriers. These other carriers in turn can use such credits to reduce their obligations to write assigned risk business. AutoOne’s LAD and CLAD servicing and take-out fees are recorded as written premium when billed and are earned ratably over the term of the related policy to which the fee relates.

Deferred Acquisition Costs

Deferred acquisition costs represent commissions, premium taxes, brokerage expenses and other costs that are directly attributable to and vary with the production of new business. These costs are deferred and amortized over the applicable premium recognition period. Deferred acquisition costs are limited to the amount expected to be recovered from future earned premiums and anticipated investment income.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses, or LAE, are charged against income as incurred. Unpaid loss and LAE reserves are based on estimates (generally determined by claims adjusters, legal counsel and actuarial staff) of the ultimate costs of settling claims, including the effects of inflation and other societal and economic factors. Unpaid loss and LAE reserves represent management’s best estimate of ultimate loss and LAE, net of estimated salvage and subrogation recoveries, if applicable. Such estimates are reviewed and updated on a quarterly basis and any adjustments resulting therefrom are reflected in current operations. The process of estimating loss and LAE involves a considerable degree of judgment by management and the ultimate amount of expense to be incurred could be considerably greater than or less than the amounts currently reflected in the consolidated financial statements.

Reinsurance

Our insurance subsidiaries enter into ceded reinsurance contracts from time to time to protect their businesses from losses due to concentration of risk and to limit losses arising from catastrophic events. The majority of such reinsurance contracts are executed through excess-of-loss treaties and catastrophe contracts under which a third party reinsurer indemnifies our insurance subsidiaries for a specified part or all of certain types of losses over stipulated amounts arising from any one occurrence or event. We also have entered into quota share treaties with reinsurers under which all risks meeting prescribed criteria are ceded to third party reinsurers on a pro rata basis. The amount of each risk ceded by us is subject to maximum limits that vary by line of business and type of coverage. Amounts related to reinsurance contracts are recorded in our consolidated financial statements in accordance with SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts,” or SFAS 113, and Emerging Issues Task Force Topic No. D-54, as applicable.

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. Our ability to collect our reinsurance recoverables is subject to the solvency of the reinsurers with whom we have entered into reinsurance contracts. We are selective in regard to our reinsurers, principally placing reinsurance with those reinsurers with strong financial condition, industry ratings and underwriting ability. Management monitors the financial condition and ratings of our reinsurers on an ongoing basis.

Reinsurance premiums, commissions, expense reimbursements and reserves related to reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other companies are reported as a reduction of premiums written. Expense allowances received in connection with reinsurance ceded have been accounted for as a reduction of the related policy acquisition costs.

Mandatorily Redeemable Preferred Stock

Fund American has mandatorily redeemable preferred stock. This instrument is classified as a liability and are carried at its historical carrying value. All dividends and accretion on Fund American’s mandatorily redeemable preferred stock have been recorded as interest expense. See Note 11. “Mandatorily Redeemable Preferred Stock” of the accompanying consolidated financial statements.

Share-Based Compensation

Compensation Philosophy

Our executive compensation policies are designed with one goal in mind, namely, the maximization of shareholder value over long periods of time. We believe that this goal is best pursued by utilizing a pay-for-performance program that serves to attract and retain superior executive talent and provide management with performance-based incentives to maximize shareholder value. Through this compensation program, we seek to maximize shareholder value by aligning closely the financial interests of management with those of our shareholders. The cost of all incentive compensation is fully accrued and expensed.

Compensation of our senior management team, including our named executive officers, consists primarily of three components: base salary, annual bonus and long-term incentive awards. Base salaries have been capped at $400,000. Annual bonus targets for all senior executives are 50% of base salary. Long-term incentives for senior executives have in the past been comprised of performance shares and/or performance units. Under these instruments, payouts are explicitly tied to White Mountains’, OBIG’s or OneBeacon’s performance over a three-year period and are highly variable (the actual number of shares/units paid out at the end of the cycle will range from 0% to 200% of target depending on performance against established goals). See Note 10, “Employee Share-Based Compensation Plans.”

Share-Based Compensation—Primary Insurance Operations

2002-2004 performance cycle and prior

For these cycles, the long-term incentives for employees of our Primary Insurance Operations segment were comprised solely of White Mountains performance shares, with performance objectives tied to both White Mountains and OneBeacon. Accordingly, incentive compensation expense in 2004 and prior years for these operations was heavily dependent on the market price of White Mountains common shares, which rose by 41% in 2004. In the 2002-2004 performance cycle, a total of 246,325 White Mountains performance shares were earned by employees of our Primary Insurance Operations segment based on payout levels ranging from 113% to 200% of target.

2003-2005 through 2006-2008 performance cycles

For these cycles, OneBeacon revised the design of its long-term incentive plans principally to use OneBeacon performance units instead of White Mountains performance shares, with performance targets primarily tied to OneBeacon’s adjusted combined ratio. Each unit is initially valued at $100 and compounds in value over the performance period by the underwriting return on capital achieved by OneBeacon. In the case of senior officers of our Primary Insurance Operations segment, a portion of their long-term incentive compensation in these periods has been denominated in White Mountains performance shares. As a result of the shift from White Mountains performance shares to OneBeacon performance units, Fund American’s incentive compensation expense associated with these performance cycles is no longer significantly impacted by changes in the market price of White Mountains common shares. In the 2003-2005 performance cycle, no White Mountains performance shares were earned by employees of our Primary Insurance Operations segment and, as of December 31, 2006, 4,400, 5,350 and 6,720 target White Mountains performance shares were outstanding for employees of our Primary Insurance Operations segment with respect to the 2004-2006, 2005-2007 and 2006-2008 performance cycles, respectively.

Compensation—Other Operations

In connection with the Internal Reorganization, on August 3, 2006, all employees of our Other Operations segment became employees of White Mountains. Therefore, we will no longer incur significant compensation expense in our Other Operations segment.

Share-Based Compensation Recognition

Our share-based compensation plans consist of performance shares which are typically settled in cash. Effective January 1, 2006, we account for these share-based compensation plans in accordance with SFAS No. 123 R, “Share-Based Payment” or SFAS 123R. Compensation cost is measured and recognized based on the current market price of the underlying common shares and on the number of shares that are expected to vest. Prior to adoption of SFAS 123R, we accounted for these plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, whereby we recognized compensation cost based on the current market price of the underlying common shares and on the assumption that all shares awarded would vest. Compensation cost gave effect only to actual rather than assumed forfeitures prior to adoption of SFAS 123R.

Purchase Accounting

In connection with purchase accounting for the OneBeacon Acquisition in 2001, we were required to adjust to fair value our loss and LAE reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on our balance sheet as of June 1, 2001. This net change to loss and LAE reserves of $300.0 million is being accreted through an income statement charge ratably with and over the period the claims are settled. Accordingly, we recognized $33.2 million, $26.0 million and $23.0 million of such charges, recorded as loss and LAE, during 2004, 2005 and 2006, respectively. As of December 31, 2006, the outstanding pre-tax unaccreted adjustment was $33.4 million.

Income taxes

The income tax provision related to pre-tax earnings from continuing operations for 2004, 2005 and 2006 represented an effective tax rate of 43.5%, 52.8 % and 31.3%, respectively. Our effective tax rates for 2004 and 2005 were higher than the U.S. statutory rate of 35% primarily due to non-deductible dividends and accretion on preferred stock subject to mandatory redemption, which we report as interest expense for financial statement purposes , partially offset by tax exempt interest and dividend income . Our effective tax rate for 2006  was lower than the U.S. statutory rate of 35% primarily due to the settlement of the Federal income tax audits related to tax years prior to 2003 and tax benefits recognized on the exchange of our investment in MSA , partially offset by non-deductible dividends and accretion on preferred stock subject to mandatory redemption .

Discontinued Operations

In 2004 and 2006, we distributed or sold certain consolidated subsidiaries to White Mountains at GAAP book value. We did not recognize a gain or a loss on these distributions or sales. These subsidiaries are included in discontinued operations and comprise the following entities:

Distributed in 2004:

•       Folksamerica Holding Company, including its wholly-owned subsidiary, Folksamerica Reinsurance Company—a reinsurance company that is now part of White Mountains Re Holdings Inc., or White Mountains Re, a wholly-owned subsidiary of White Mountains;

•       Esurance Inc. and Esurance Insurance Services Inc.—a holding company parent and an insurance agency / services company.

Sold in 2004:

•       Esurance Insurance Company and Esurance Property and Casualty Company—two property-casualty insurance companies.

Sold in 2006:

•       As part of the Internal Reorganization, we sold certain other consolidated subsidiaries to White Mountains on August 3, 2006 as follows:

•        White Mountains Advisors, LLC (WM Advisors)—an investment management subsidiary;

•        White Mountains Management Company, Inc. and White Mountains Capital, Inc.—both service companies;

•        White Mountains Services Holdings, Inc. and White Mountains Services, LLC—these companies contain the remainder of mortgage banking run-off assets following the sale of substantially all the mortgage banking assets of White Mountains Services Corporation (formerly Source One Mortgage Services Corporation) to Citibank Mortgage, Inc. in 1999;

•        Tuckerman Capital, L.P. and Tuckerman Capital II, L.P.—both private equity fund investments; and

•        International American Group—primarily consists of American Centennial Insurance Company and British Insurance Company of Cayman, two run-off insurance companies.

On September 30, 2005, we sold NFU to QBE Insurance Group, Ltd., or QBE, for $138.3 million in cash. NFU is included in discontinued operations for all periods presented through the date of its sale. We recognized a gain of $26.2 million ($21.1 million after-tax) on the sale which is included in gain on sale of discontinued operations and is presented net of tax in the statements of consolidated income and comprehensive income.

Our income from continuing operations excludes the results of operations for the above entities for all periods presented. Net income or loss from discontinued operations has been presented separately and is shown net of related income taxes.

Cash flows associated with the operating, financing and investing activities of discontinued operations are aggregated and presented under separate captions in our consolidated statements of cash flows.

Assets and liabilities of entities classified as discontinued operations have been aggregated and are presented under separate captions on our consolidated balance sheets. See Note 2—“Discontinued Operations” of the accompanying consolidated financial statements. The following sets forth the assets and liabilities summarized under those captions:

As of December 31,
2005
($ in millions)
Cash	$0.3
Total investments	111.8
Reinsurance recoverable on unpaid and paid losses	26.3
Other assets	134.0
Total assets of discontinued operations	$272.4
Loss and LAE reserves	$61.1
Ceded reinsurance payable	4.1
Funds held under reinsurance	0.1
Other liabilities	136.9
Total liabilities of discontinued operations	$202.2

Other Acquisitions and Dispositions

On March 31, 2004, we acquired Atlantic Specialty Insurance Company, or Atlantic Specialty, a subsidiary of Atlantic Mutual Insurance Company, or Atlantic Mutual, and the renewal rights to Atlantic Mutual’s segmented commercial insurance business, including the unearned premiums on the acquired book. We refer to this transaction as the Atlantic Specialty Transaction. In connection with our acquisition of Atlantic Specialty, we paid $30.1 million in cash and issued a $20.0 million note to the seller, which is recorded as debt on our balance sheet. Our 2004 results of operations include $404.0 million of net written premiums related to the Atlantic Specialty Transaction. Under the terms of the agreement, we paid Atlantic Mutual a renewal commission on the premiums renewed during the 12 months following the Atlantic Specialty Transaction.

During the first quarter of 2004, we sold 4.5 million common shares of Montpelier to third parties for net proceeds of $155.3 million. As a result of this sale, as well as changes to the composition of the boards of directors of both Montpelier and White Mountains, we changed the method of accounting for our remaining common share investment in Montpelier as of March 31, 2004 from an equity method investment in an unconsolidated affiliate to a common equity security classified as available for sale and carried at fair value. On August 24, 2006, Fund American exchanged its investment in the common shares of Montpelier for an agreed-upon portfolio of common equity and fixed maturity securities of equal value that was owned by White Mountains. At the time of the exchange, Fund American’s investment in the common shares of Montpelier was in an unrealized loss position of $6.9 million. This loss was deferred at the time of the exchange as sales of investments between Fund American and entities under White Mountains’ common control are deferred. Subsequent to the exchange, White Mountains sold 5.4 million common shares of Montpelier triggering the recognition of $5.8 million in realized investment losses. As of December 31, 2006, Fund American’s remaining deferred loss on the exchange totaled $1.1 million.

During the third quarter of 2004, we entered into an agreement to sell the renewal rights to most of our pre-Atlantic Mutual New York commercial business to Tower Insurance Group. The transaction was effective with December 1, 2004 renewals. The gross written premium in force at the time of this transaction for the book of business totaled approximately $110 million. We retained the commercial business acquired from Atlantic Mutual.

During the fourth quarter of 2004, we sold two of our inactive licensed subsidiaries, Potomac Insurance Company of Illinois and Western States Insurance Company, for $25.3 million, as well as our boiler inspection service business, for $11.5 million, and recognized combined gains on the sales of $22.1 million through net other revenues.

On August 2, 2005, we sold one of our inactive licensed subsidiaries, TPIC, to Endurance Reinsurance for $23.4 million in cash and recognized a gain of $8.0 million ($5.2 million after-tax) on the sale through net other revenues in 2005.

During the second quarter of 2006, we sold one of our inactive licenses subsidiaries, Homeland Central Insurance Company, or HCIC, to a subsidiary of White Mountains. In connection with the sale of HCIC, Fund American recorded a $6.0 million gain as additional paid in capital.

On September 29, 2006 we sold certain assets and the right to renew existing policies of Agri, a division of Fund American that provides commercial farm and ranch and commercial agricultural insurance products, for $32.0 million in cash to QBE, and recorded a pre-tax gain of $30.4 million in the third quarter. In connection with this sale, we have entered into agreements under which, at the option of QBE, we will write the policies of Agri on a direct basis and cede 100% of this business to QBE.

On October 31, 2006, Fund American restructured its investment in Main Street America Holdings, Inc., or MSA. Fund American received a $70 million cash dividend from MSA following which Fund American sold its 50% common stock investment in MSA to Main Street America Group, Inc., the MSA Group for (i) $70.0 million in 9.0% non-voting cumulative perpetual preferred stock of the MSA Group and (ii) 4.9% of the common stock of the MSA Group. (See “Note 3—Acquisitions and Dispositions”). Effective October 31, 2006, Fund American accounts for its remaining investment in the MSA Group in accordance with FAS 115. Prior to the sale, Fund American owned 50% of the total common shares outstanding of MSA and accounted for this investment using the equity method of accounting. These transactions resulted in a net after-tax realized gain of $8.5 million.

Results of Operations

Review of Consolidated Results

A summary of our consolidated financial results for the years ended December 31, 2004, 2005 and 2006 is as follows:

	Year ended December 31,
	2004	2005	2006
	($ in millions)
Net written premiums	$2,164.7	$2,095.6	$2,007.0
Revenues
Earned premiums	$2,087.1	$2,012.7	$2,075.9
Net investment income	208.1	234.5	187.6
Net realized investment gains	129.0	122.9	163.7
Net other revenues	63.7	21.9	27.4
Total revenues	2,487.9	2,392.0	2,454.6
Expenses
Loss and LAE	1,385.4	1,390.4	1,283.6
Policy acquisition expenses	359.8	349.3	379.9
Other underwriting expenses	350.0	263.4	360.1
General and administrative expenses	43.7	3.2	9.8
Accretion of fair value adjustment to loss and LAE reserves	33.2	26.0	23.0
Interest expense on debt	43.4	44.1	45.5
Interest expense—dividends and accretion on preferred stock subject to mandatory redemption	45.6	50.4	56.6
Total expenses	2,261.1	2,126.8	2,158.5
Pre-tax earnings from continuing operations	226.8	265.2	296.1
Income tax provision	(98.5)	(140.1)	(92.6)
Income from continuing operations before equity in earnings of unconsolidated affiliates	128.3	125.1	203.5
Equity in earnings of unconsolidated affiliates	27.4	5.6	10.3
Income from continuing operations	155.7	130.7	213.8
Income (loss) from discontinued operations	(24.1)	25.2	1.2
Gain from sale of discontinued operations	—	21.1	—
Net income	131.6	177.0	215.0
Other comprehensive income (loss)	82.8	(144.8)	30.6
Comprehensive net income	$214.4	$32.2	$245.6

Consolidated Results—Year ended December 31, 2006 versus year ended December 31, 2005

Our pre-tax income from continuing operations for 2006 was $296.1 million, compared to pre-tax income from continuing operations of $265.2 million for 2005 and our GAAP combined ratio was 97.4% for 2006, compared to 99.5% for 2005.

Our 2006 results included $29.1 million in current accident year catastrophe losses, which impacted the combined ratio by 1.4 points, a decrease of $52.1 million from 2005, which included $69.1 million in current accident year catastrophe losses related to Hurricanes Katrina, Rita and Wilma. Adverse development on prior accident years was $11.3 million in 2006, which impacted the combined ratio by 0.5 points, a decrease of $87.7 million, compared with 2005, which included $99.0 million in adverse development primarily relating to 2002 and prior accident years. Offsetting these decreases was $81.8 million of incentive compensation expense, which impacted the combined ratio by 3.9 points, an increase of $17.7 million, compared to 2005 and $19.5 million of expenses associated with actions taken to optimize long-term occupancy costs, including our move to our new headquarters in Canton, Massachusetts, which added 1.0 point to the combined ratio. In addition, 2005 included a $53.6 million gain from the settlement of our retiree medical plan as described below in “Consolidated Results—Year ended December 31, 2005 versus year ended December 31, 2004”, which reduced the 2005 combined ratio by a total of 2.7 points. In addition, during 2005, we recorded a $23.9 million reclassification between liability accounts which resulted in a decrease in other underwriting expenses and a corresponding increase in loss and LAE. This reclassification decreased the 2005 expense ratio by 1.2 points and increased the loss and LAE ratio by 1.2 points.

Our total revenues increased 2.6% in 2006 to $2,454.6 million, compared to $2,392.0 million in 2005, due principally to a 3.1% increase in earned premiums in 2006. The increase in earned premiums was due to an increase in business assumed from the affiliate quota share agreement with Esurance, prior to the commutation of the quota share agreement in the fourth quarter of 2006. Net realized investment gains increased to $163.7 million in 2006, compared with $122.9 million in 2005. The 2005 period included a realized loss of $54.6 million due to an other-than-temporary impairment with respect to our investment in Montpelier common shares, as further described below in “Consolidated Results—Year ended December 31, 2005 versus year ended December 31, 2004”. The impairment charge represented the difference between our GAAP cost of $170.3 million and the investment’s fair value of $115.7 million at December 31, 2005. Partially offsetting the increase in net realized investment gains was a $46.9 million decrease in net investment income primarily due to a $34.7 million special dividend on Montpelier common stock in the first quarter of 2005.

Net other revenues increased 25.1% in 2006 to $27.4 million, compared to $21.9 million in 2005, primarily due to the sale of our renewal rights to the Agri business which resulted in a pre-tax gain of $30.4 million. Partially offsetting the Agri gain was a $12.6 million pre-tax loss on the sale of our investment in MSA. This pre-tax loss was offset by tax benefits recognized on the exchange of our investment in MSA described below. In addition, net other revenues in 2005 included an $8.0 million gain from the sale of Traders and Pacific Insurance Company.

During 2005, as a result of an actuarial review completed in the fourth quarter we reallocated a portion of our IBNR reserves from some of our ongoing lines of business to run-off as described below in “Consolidated Results—Year ended December 31, 2005 versus year ended December 31, 2004”. This adjustment had no impact on our 2005 combined ratio.

The income tax provision related to pre-tax income from continuing operations for the years ended December 31, 2006 and 2005 represented effective tax rates of 31.3% and 52.8%. The effective tax rate for 2006 is lower that U.S. statutory rate of 35% due to a $26.3 million tax benefit recognized in the second quarter of 2006 related to settlements of U.S. Federal income tax audits for the years prior to 2003 as well as tax benefits recognized on the exchange of our investment in MSA which yielded a tax benefit of $16.7 million, partially offset by non-deductible dividends and accretion on the Berkshire Preferred Stock. The effective tax rate for 2005 is higher than the U.S. statutory rate of 35% due to non-deductible dividends and accretion on the Berkshire Preferred Stock.

Consolidated Results—Year ended December 31, 2005 versus year ended December 31, 2004

Our pre-tax income from continuing operations for 2005 was $265.2 million, compared to pre-tax income from continuing operations of $226.8 million for 2004 and our GAAP combined ratio was 99.5% for 2005, compared to 100.4% for 2004.

Our 2005 results included $69.1 million in losses related to Hurricanes Katrina, Rita and Wilma, which impacted the combined ratio by 3.4 points, and $99.0 million in adverse development, primarily relating to 2002 and prior accident years, which impacted the combined ratio by 4.9 points. Offsetting these items was a $53.6 million gain from the settlement of our retiree medical plan, which reduced the combined ratio by a total of 2.7 points. The retiree medical plan, which had been frozen in 2002, was terminated and an independent trust was established and funded to provide benefits to covered participants. These actions relieved us of our future retiree medical obligations and triggered recognition of the gain. The majority of the gain was recorded as a reduction of other underwriting expenses with a portion of the gain reflected in the loss and LAE as a portion of the expense of the retiree medical program was allocated to the claims department. In addition, incentive compensation expenses, which were historically heavily dependent upon the market price of White Mountains common shares, were lower in 2005 compared to 2004. During 2005, White Mountains’ share price decreased 14%, compared to a 41% increase in 2004.

Our 2004 pre-tax income from continuing operations included $99.3 million in adverse development, primarily relating to 2002 and prior accident years, which impacted our loss and LAE ratio by 4.8 points. The 2004 adverse development was partially offset by a release of $19.9 million of the liability attributable to New York assigned risk obligations due to the shrinking of the New York assigned risk pool. Our 2004 results also included $45.9 million of catastrophe losses, $22.8 million of which related to four hurricanes in the southeastern United States, which increased our loss and LAE ratio by 2.2 points.

Our total revenues decreased 3.9% in 2005 to $2,392.0 million, compared to $2,487.9 million in 2004, due principally to a 3.6% decline in earned premiums in 2005. The decrease in earned premiums was due to lower commercial lines premiums resulting from the sale of the renewal rights on most of our non-Atlantic Mutual New York commercial lines business to Tower Insurance Group late in 2004. As a result of this transaction, $110 million of premiums written in 2004 were subject to this renewal rights agreement and were not written by Fund American during 2005. Our commercial lines also had a one-time premiums written increase of $134.6 million in 2004 from the assumption of unearned premium from the Atlantic Specialty Transaction. In addition, personal lines earned premium decreased in 2005 due to lower volumes in Massachusetts and New York. New Jersey Skylands Insurance, one of the reciprocals which we manage, also had lower earned premiums in 2005 as compared to 2004. Partially offsetting the declines in earned premium from commercial and personal lines were premiums assumed under the Esurance quota share, which was entered into in 2005.

Net realized investment gains in 2005 included a realized loss of $54.6 million due to an other-than-temporary impairment with respect to our investment in Montpelier common shares, compared to $35.2 million in realized gains in 2004 from our sale of Montpelier common shares. During 2005, the market value of Montpelier common shares decreased from $38.45 per share to $18.90 per share. Our original cost of this investment in 2001 was $105.0 million, which was subsequently increased by $65.3 million in equity in earnings recorded from 2001 to March 2004, the period in which we accounted for the investment under the equity method of accounting. The impairment charge represented the difference between our GAAP cost of $170.3 million and the investment’s fair value of $115.7 million at December 31, 2005. During the first quarter of 2004, we sold 4.5 million common shares of Montpelier to third parties, which resulted in a $35.2 million realized gain. As a result of this sale, as well as changes to the composition of the board of directors of both Montpelier and White Mountains, we changed the method of accounting for our remaining common share investment in Montpelier as of March 31, 2004 from an equity method investment in an unconsolidated affiliate to a common equity security classified as available for sale and carried at fair value. In addition, excluding the Montpelier investment, our net realized gains in 2005 were higher than in 2004 as a result of the sale of several highly appreciated common stocks within the energy and utility industries in order to reposition our equity portfolio into securities with more attractive risk/reward characteristics.

Net other revenues for 2005 included $8.0 million in gains from the sale of Traders and Pacific Insurance Company. During 2004, we sold two of our inactive licensed subsidiaries, Potomac Insurance Company of Illinois and Western States Insurance Company, as well as our boiler inspection service business, for a total gain of $22.1 million that was recognized in net other revenues.

During 2005, we also realized a $21.1 million after-tax gain on the sale of our subsidiary, NFU, which has been presented as a gain on the sale of its discontinued operations.

As a result of an actuarial review completed in the fourth quarter of 2005, we reallocated a portion of our IBNR reserves from some of our ongoing lines of business to run-off. This shifted $34.4 million of our IBNR reserves from specialty lines ($10.9 million), commercial lines ($11.5 million) and personal lines ($12.0 million) to our run-off. This adjustment had no impact on our 2005 combined ratio.

Summary of Operations By Segment

Our segments consist of the following: (1) Primary Insurance Operations, (2) Affiliate Quota Shares and (3) Other Operations. In the fourth quarter of 2006, within our Primary Insurance Operations segment, we began to include OBSP within commercial lines and AutoOne within personal lines. Both OBSP and AutoOne were formerly reported in specialty lines. The reporting change was undertaken to better align the reported results of our underwriting units with their product and management structure. Prior periods have been reclassified to conform to the current presentation. The affiliate quota share agreements were commuted in the fourth quarter of 2006 in connection with OBIG’s initial public offering. All of our investments are managed by our affiliate, WM Advisors, and by Prospector Partners, LLC (Prospector). A discussion of our consolidated investment operations is included after the discussion of operations by segment. Our segment information is presented in Note 14—“Segment Information” to our consolidated financial statements.

Primary Insurance Operations

Financial results for our Primary Insurance Operations segment for the years ended December 31, 2004, 2005 and 2006, were as follows:

	Year ended December 31,
	2004	2005	2006
	($ in millions)
Net written premiums	$2,280.6	$1,988.6	$1,957.6
Earned premiums	2,203.0	1,988.2	1,944.0
Net investment income	211.1	232.5	182.3
Net realized investment gains	129.0	124.2	165.3
Net other revenues	48.7	14.7	21.8
Total revenues	2,591.8	2,359.6	2,313.4
Loss and LAE	1,448.1	1,335.6	1,180.3
Policy acquisition expenses	403.3	360.5	332.3
Other underwriting expenses	350.0	263.4	360.1
General and administrative expenses	30.4	1.1	3.3
Interest expense on debt	1.0	1.4	2.9
Total expenses	2,232.8	1,962.0	1,878.9
Pre-tax income	$359.0	$397.6	$434.5

The following tables provide GAAP ratios, net written premiums and earned premiums by underwriting units for the years ended December 31, 2004, 2005 and 2006:

	Year ended December 31, 2004
	Specialty	Commercial	Personal	Total(2)
	($ in millions)
GAAP Ratios:(1)(3)(4)(5)
Loss and LAE	58.5%	56.0%	62.9%	65.7%
Expense	32.6	41.6	28.5	34.2
Total Combined	91.1%	97.6%	91.4%	99.9%
Net written premiums	$387.2	$826.8	$1,063.3	$2,280.6
Earned premiums	363.5	710.3	1,070.9	2,203.0

	Year ended December 31, 2005
	Specialty	Commercial	Personal	Total(2)
	($ in millions)
GAAP Ratios:(1)(3)(4)(5)
Loss and LAE	55.1%	58.9%	62.0%	67.2%
Expense	29.8	38.4	28.8	31.4
Total Combined	84.9%	97.3%	90.8%	98.6%
Net written premiums	$416.3	$654.4	$910.2	$1,988.6
Earned premiums	391.7	654.7	933.7	1,988.2

	Year ended December 31, 2006
	Specialty	Commercial	Personal	Total(2)
	($ in millions)
GAAP Ratios:(1)(3)(4)(5)
Loss and LAE	54.7%	56.0%	63.5%	60.7%
Expense	34.3	39.0	32.4	35.6
Total Combined	89.0%	95.0%	95.9%	96.3%
Net written premiums	$437.6	$718.3	$800.6	$1,957.6
Earned premiums	432.3	689.3	822.3	1,944.0

(1)          In the fourth quarter of 2006, we began to include OBSP within commercial lines and AutoOne within personal lines. Both OBSP and AutoOne were formerly reported in specialty lines. The reporting change was undertaken to better align the reported results of our underwriting units with their product and management structure. Prior periods have been reclassified to conform to the current presentation.

(2)          Includes results from run-off. For the years ended December 31, 2004, 2005 and 2006, includes net written premiums of $3.3 million, $7.7 million and $1.1 million, respectively, from run-off and earned premiums of $58.3 million, $8.1 million and $0.1 million, respectively, from run-off.

(3)          Includes our long-term incentive compensation expense. For the years ended December 31, 2004, 2005 and 2006, long-term incentive compensation expense increased our total GAAP combined ratio by 5.0 points, 1.8 points and 2.3 points, respectively.

(4)          Includes loss and LAE relating to catastrophes. For the years ended December 31, 2004, 2005 and 2006, total calendar year incurred loss and LAE relating to catastrophes increased our loss and LAE and total combined ratios by 2.1 points, 4.2 points and 2.8 points, respectively, including development on prior accident year catastrophes which increased our loss and LAE and total combined ratios by 0.1 points, 0.1 points and 1.3 points, respectively.

(5)          Prior accident year development, including development on catastrophes, for the years ended December 31, 2004, 2005 and 2006 increased our loss and LAE and total combined ratios by 4.5 points, 5.3 points and 1.2 points, respectively.

Primary Insurance Operations—Year ended December 31, 2006 versus year ended December 31, 2005

Specialty lines.   Net written premiums for specialty lines increased by 5.1% to $437.6 million in 2006 as compared to $416.3 million in 2005. The increase was mainly due to a $29.8 million increase in net written premiums in specialty liability products at OBPP to $179.3 million principally driven by our long-term care and lawyers professional liability products.  During the third quarter of 2006, we sold the renewal rights to the Agri business. Excluding the Agri business, net written premiums increased by 12%, compared to 2005.

The specialty lines combined ratio for 2006 was 89.0%, compared to 84.9% for 2005 due primarily to increases in the expense ratio. The expense ratio increased 4.5 points in 2006 to 34.3%, compared with 29.8% in 2005 primarily due to a 1.1 point increase in incentive compensation expense in 2006. In addition, 2005 included the favorable impact of the settlement of the retiree medical plan which lowered the expense ratio by 1.5 points. The loss and LAE ratio for 2006 was essentially flat when compared to 2005. Excluding the favorable impact of the reallocation of some IBNR reserves to run-off in 2005 (2.8 points), the loss and LAE ratio improved in 2006.

Commercial lines.   Net written premiums for commercial lines increased by 9.8% to $718.3 million in 2006, compared to $654.4 million in 2005 with increases in both the middle market and the small business divisions. The increase in net written premiums in the middle market division were in our property and inland marine products as well as at OBSP. The increase in small business was in our small business package products.

The commercial lines combined ratio for 2006 was 95.0%, compared to 97.3% for 2005 due to a decreased loss and LAE ratio. The 2006 loss and LAE ratio decreased to 56.0% compared to 58.9% in 2005, primarily due to lower catastrophe losses in 2006 (4.4 points) as compared to 2005 (9.7 points). Included in 2005 was $56.1 million, or 8.6 points, in losses incurred from Hurricanes Katrina, Rita and Wilma. Partially offsetting the impact of this decrease was the favorable impact of 1.1 points related to the settlement of the retiree medical plan in 2005 and 1.8 points related to the reallocation of some IBNR reserves to run-off. The expense ratio for 2006 increased slightly to 39.0%, compared to 38.4% in 2005. Included in 2006 were 1.3 points related to actions taken to optimize long-term occupancy costs and a 1.0 point increase in incentive compensation expense compared to 2005. The 2005 expense ratio included a 1.7 point decrease from the settlement of the retiree medical plan.

Personal lines.   Net written premiums for personal lines decreased by 12.0% to $800.6 million in 2006, compared to $910.2 million in 2005. The decrease was attributable to reduced writings at AutoOne due to significant declines in New York’s assigned risk pool, and in traditional personal lines, premium decreased due to an increasingly competitive auto market and also Massachusetts state-mandated rate decreases. With respect to the New York assigned risk pool, market trends indicate that assigned risk volumes are expected to decline to approximately $200 million in 2007, down from $240 million in 2006, $383 million in 2005 and $629 million in 2004. Assigned risk volumes in New Jersey are also expected to decline in 2007. Market trends indicate that the assigned risk pool in New Jersey is expected to decline to approximately $140 million in 2007, down from $175 million in 2006, $275 million in 2005 and $375 million in 2004. We expect a reduction in AutoOne’s premium volume reflective of these trends.

The personal lines combined ratio for 2006 was 95.9%, compared to 90.8% for 2005. The decrease in the combined ratio was primarily due to increases in both the loss and LAE ratio and the expense ratio. The loss and LAE ratio increased to 63.5%, compared to 62.0% in 2005, primarily due to one-time favorable items in 2005 including the settlement of the retiree medical plan (1.0 points) and the favorable impact of the reallocation of IBNR reserves to run-off (1.3 points). The expense ratio increased to 32.4%, compared with 28.8% in the prior year. The increase in the expense ratio in 2006 was mainly due to other underwriting expenses, including 1.0 point related to actions taken to optimize long-term occupancy costs and 0.6 points of increased incentive compensation expense in 2006 and the inclusion of the settlement of the retiree medical plan in 2005, which decreased the 2005 expense ratio by 1.5 points. In addition, the 2006 expense ratio was higher than the 2005 expense ratio as expense reductions were not proportional to reductions in earned premiums.

Run-off.   For 2006, run-off generated an underwriting loss of $44.1 million, compared to an underwriting loss of $133.4 million in 2005. The variance was primarily due to higher loss and LAE in the 2005 period. 2005 included $106.7 million in adverse development, mainly from 2002 and prior accident years, which was primarily due to higher than anticipated defense costs and higher damages from liability assessments in general liability and multiple peril lines. As described above, 2005 also included a reallocation of $34.4 million of IBNR reserves from some of our ongoing lines of business to run-off. In addition, during 2005, we recorded a $23.9 million reclassification between liability accounts which resulted in a decrease in other underwriting expenses and a corresponding increase in loss and LAE. This reclassification decreased the primary insurance operations’ 2005 expense ratio by 1.2 points and increased the loss and LAE ratio by 1.2 points. Excluding the impact of the IBNR reserves reallocated to run-off and the reclassification between liability accounts, incurred loss and LAE in 2006 was $60.8 million lower than in the 2005 period.

Primary Insurance Operations—Year ended December 31, 2005 versus year ended December 31, 2004

Specialty lines.   Net written premiums for specialty lines increased by 7.5% to $416.3 million in 2005 as compared to $387.2 million in 2004. The increase was mainly due to a $30.0 million increase in net written premiums in specialty liability products at OBPP to $149.5 million, which was principally from $28.1 million of net written premium from a renewal rights agreement with Chubb Specialty that took effect during the third quarter of 2005.

The specialty lines combined ratio for 2005 was 84.9%, compared to 91.1% for 2004 due to decreases in both the loss and LAE ratio and the expense ratio. The loss and LAE ratio decreased 3.4 points to 55.1%, compared to 58.5% in 2004 mainly due to the reallocation of a portion of IBNR reserves to run-off and the settlement of the retiree medical plan, which reduced the loss and LAE ratio by a total of 3.8 points. Partially offsetting these decreases was $13.0 million of losses related to Hurricanes Katrina, Rita and Wilma. These losses were incurred at IMU ($8.6 million), and Agri ($4.4 million). In 2004, the combined ratio for specialty lines was adversely impacted by $6.1 million (0.9 points) from the four hurricanes in the southeastern United States. The expense ratio decreased 2.8 points in 2005 to 29.8%, compared with 32.6% in 2004 primarily due to the settlement of the retiree medical plan which reduced the 2005 expense ratio by 1.5 points.

Commercial lines.   Net written premiums for commercial lines decreased to $654.4 million in 2005, compared to $826.8 million in 2004 with decreases in both the middle-market and the small business divisions. The decrease, as compared to the prior year, was due in part to the sale of the renewal rights on $110.0 million of legacy New York commercial lines business in late 2004 to Tower Insurance Group. The decrease in net written premiums in the middle-market division was also due to a one-time premium increase of $134.6 million in 2004 from the assumption of unearned premiums from the Atlantic Specialty Transaction. Excluding the impact of business subject to the renewal rights agreement with Tower Insurance Group and the one-time premium increase of unearned premiums from the Atlantic Specialty Transaction, net written premiums in the middle-market division increased $100.8 million from the prior year due primarily to growth in inland marine products and also net written premiums from the West Coast region, which was acquired in connection with the Atlantic Specialty Transaction and completed its first full year of operation in 2005 as well as a $24.4 million increase in net written premiums at OBSP, an excess and surplus property provider which completed its first full year of operation in 2005 . Excluding the impact of the renewal rights agreement with Tower Insurance Group, net written premiums for the small business division were up $2.1 million when compared with the prior year.

The commercial lines combined ratio for 2005 was 97.3%, compared to 97.6% for 2004 due to a decreased expense ratio. The 2005 expense ratio decreased to 38.4% compared to 41.6% in 2004, primarily due to a 1.7 point favorable impact from the settlement of the retiree medical plan and a decrease in incentive compensation expense compared to 2004. The 2005 loss and LAE ratio was 58.9%, compared to 56.0% in 2004, mainly due to catastrophe losses incurred from Hurricanes Katrina, Rita and Wilma, which impacted commercial lines by $56.1 million, or 8.6 points. These losses were mainly incurred by OBSP ($43.0 million). Partially offsetting these losses was the favorable impact of the reallocation of a portion of IBNR reserves to run-off of 1.8 points and the settlement of the retiree medical plan of 1.1 points. The 2004 period included $16.0 million in storm losses, an impact of 2.3 points.

Personal lines.   Net written premiums for personal lines decreased to $910.2 million in 2005, compared to $1,063.3 million in 2004, primarily due to lower premiums at AutoOne due to changes in the fee structure of LAD and take-out business in New York, which we record in net written premiums, as well as decreased premium volume in Massachusetts and New York in traditional personal lines. Also contributing to the decrease in net written premiums were lower premiums at New Jersey Skylands driven by increased competition in New Jersey from the entrance of new providers.

The personal lines combined ratio for 2005 was 90.8%, compared to 91.4% for 2004. The decrease in the combined ratio was primarily due to a decreased loss and LAE ratio. The loss and LAE ratio decreased to 62.0%, compared to 62.9% in 2004, due to strong homeowners results resulting from a relatively mild winter, aided by favorable catastrophe experience due to a lack of northeast wind events, as well as lower loss frequencies in our auto business. Also contributing to the decrease in the loss and LAE ratio was the settlement of the retiree medical plan (1.0 points) and the favorable impact of the reallocation of IBNR reserves to run-off (1.3 points). The expense ratio for 2005 was essentially flat compared to 2004.

Run-off.   For 2005, run-off generated an underwriting loss of $133.4 million compared to an underwriting loss of $140.2 million in 2004. 2005 included $106.7 million in adverse development, mainly from 2002 and prior accident years, which was primarily due to higher than anticipated defense costs and higher damages from liability assessments in general liability and multiple peril lines. In addition, during 2005, we reallocated $34.4 million of IBNR reserves from some of our ongoing lines of business to our run-off. The 2004 period included adverse development related to run-off of $123.6 million, relating primarily to 2000 and prior accident years resulting from higher defense costs and higher damages from liability assessments and national account and program claims administered by third parties.

Affiliate Quota Shares

During 2004 and 2005, we entered into two quota share reinsurance arrangements with other subsidiaries of White Mountains. Under the Esurance Quota Share, which was effective on January 1, 2005, we assumed approximately 85% of business written by Esurance Insurance Company, which includes business written by its wholly owned subsidiary. Under the Sirius Quota Share, we ceded between 6% and 12% of business written, effective April 1, 2004, to Sirius International Insurance Corporation.

The affiliate quota shares were entered into primarily for White Mountains’ capital management purposes and were therefore excluded from the information used by White Mountains’ Board of Directors to measure our financial performance. The affiliate quota share agreements were commuted in the fourth quarter of 2006 in connection with OBIG’s initial public offering.

A summary of results from our Affiliate Quota Shares segment for the years ended December 31, 2004, 2005 and 2006 is as follows:

	Year ended December 31,
	2004	2005		2006
	Sirius Quota Share	Esurance Quota Share	Sirius Quota Share	Esurance Quota Share	Sirius Quota Share
	($ in millions)
Net written premiums	$(115.9)	$336.9	$(229.9)	$227.4	$(178.0)
Earned premiums	(115.9)	254.4	(229.9)	309.9	(178.0)
Total revenues	(115.9)	254.4	(229.9)	309.9	(178.0)
Loss and LAE	(62.7)	177.1	(122.3)	195.5	(92.2)
Policy acquisition expenses	(43.5)	75.0	(86.2)	114.4	(66.8)
Total expenses	(106.2)	252.1	(208.5)	309.9	(159.0)
Pre-tax income (loss)	$(9.7)	$2.3	$(21.4)	$—	$(19.0)

Other Operations

Our Other Operations segment consists of our holding company, FAC, which primarily consists of financing activities, purchase accounting adjustments relating to the OneBeacon Acquisition in 2001 and other assets and general and administrative expenses incurred at the holding company level. This segment also includes entities that prior to OBIG’s initial public offering employed persons associated with White Mountains’ holding company operations. Accordingly, in 2004, 2005 and 2006, Other Operations incentive compensation expense included $4.0 million, $35,915 and $4.1 million associated with these persons transferred to White Mountains from these entities.

The purchase accounting adjustments relating to the OneBeacon Acquisition were made to reflect the estimated fair value of our assets acquired and liabilities assumed on the date of the acquisition. The purchase accounting adjustments are primarily comprised of an adjustment to our loss and LAE reserves and related reinsurance recoverables to record them at fair value, an adjustment to record the cost of our investments at fair value and an allocation of the excess of acquired net assets over the purchase price to our non-current, non-financial assets, primarily its property, plant and equipment.

The Other Operations segment results are affected by purchase accounting over time as the fair value adjustments made at our acquisition unwind. Accordingly, net investment income and/or net realized investment gains and losses are affected as the difference between the amortized cost and the fair value of our investment portfolio is amortized into investment income, or recorded as net realized investment gains and losses as the investments are sold; the fair value adjustment to net loss and LAE reserves is expensed through income as our net loss and LAE reserves at the time of the OneBeacon Acquisition are settled; and the portion of the carrying value of property, plant and equipment that was written off in purchase accounting is recorded as net other revenues when it is sold to third parties.

A summary of results from our Other Operations segment for the years ended December 31, 2004, 2005 and 2006 are as follows:

	Year ended December 31,
	2004	2005	2006
	($ in millions)
Net investment income	$(3.0)	$2.0	$5.3
Net realized investment gains (loss)	—	(1.3)	(1.6)
Net other revenues	15.0	7.2	5.6
Total revenues	12.0	7.9	9.3
General and administrative expenses	13.3	2.1	6.5
Accretion of fair value adjustment to loss and LAE reserves	33.2	26.0	23.0
Interest expense on debt	42.4	42.7	42.6
Interest expense—dividends and accretion on preferred stock	45.6	50.4	56.6
Total expenses	134.5	121.2	128.7
Pre-tax loss	$(122.5)	$(113.3)	$(119.4)

Other Operations Results—Year ended December 31, 2006 versus year ended December 31, 2005

Our Other Operations segment reported a pre-tax loss of $119.4 million for 2006, essentially flat compared to a pre-tax loss of $113.3 million for 2005. Fluctuations in revenues and expenses between 2006 and 2005 essentially offset.

Other Operations Results—Year ended December 31, 2005 versus year ended December 31, 2004

Our Other Operations segment reported a pre-tax loss of $113.3 million for 2005, compared to a pre-tax loss of $122.5 million for 2004. The reduced pre-tax loss in 2005 compared to 2004 was primarily attributable to a $4.0 million decrease in incentive compensation expense in 2005 compared to 2004 because of the change of securities underlying the compensation plan from that of White Mountains’ publicly traded common shares to units of OneBeacon. Additionally, there was a $5.0 million increase in net investment income from 2004 to 2005 as a result of higher levels of invested assets in the holding companies.

Summary of Investment Results

Investment Philosophy

Overview

Our investment portfolios are managed under agreements with White Mountains Advisors, LLC, a registered investment adviser that is owned by White Mountains, and Prospector, a registered investment adviser. See “Note 18.—Related Party Disclosures.” Our investment philosophy is to maximize our after-tax total risk-adjusted return over the long term. Under this approach, each dollar of after-tax investment income and realized and unrealized gains and losses is valued equally. Our investment portfolio mix as of December 31, 2006 consisted in large part of high quality, fixed maturity securities and short-term investments, as well as a smaller allocation to common equity securities and other investments, such as hedge funds, limited partnerships and private equities. Our management believes that prudent levels of investments in common equity securities and other investments within our investment portfolio are likely to enhance long term after-tax total returns without significantly increasing the risk profile of the portfolio.

Fixed income

WM Advisors manages our fixed income portfolio. WM Advisors’ overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to credit risks. WM Advisors generally manages the interest rate risk associated with holding fixed maturity investments by actively maintaining the average duration of the portfolio to achieve an adequate after-tax total return without subjecting the portfolio to an unreasonable level of interest rate risk.

Equities

Prospector manages our equity portfolio. Prospector’s investment strategy is to maximize absolute total return through investments in a variety of equity and equity-related instruments. Using a value orientation, Prospector invests in relatively concentrated positions in the United States and other developed markets. Prospector’s philosophy is to invest for total risk-adjusted return using a bottom-up, value discipline. Preservation of capital is of the utmost importance.

For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a more relevant comparison to benchmark returns.

The following table presents the composition of our investment portfolio as of December 31, 2005 and 2006:

	As of December 31,
	2005		2006
Type of Investment	$ in millions	% of total	$ in millions	% of total
Available-for-sale investments:
Fixed maturity investments	$3,553.9	76.9%	$3,528.2	68.8%
Short-term investments	200.6	4.3	269.1	5.2
Montpelier common stock	115.7	2.5	—	—
Common stock, excluding Montpelier(1)	475.6	10.3	737.1	14.4
Held-to-maturity investments:
Fixed maturity investments	—	—	305.0	5.9
Short-term investments	—	—	13.3	0.3
Other investments(2)	275.2	6.0	278.1	5.4
Total	$4,621.0	100.0%	$5,130.8	100%

(1)          On August 24, 2006, Fund American exchanged its investment in the common shares of Montpelier Re Holdings Ltd., or Montpelier, for an agreed-upon portfolio of common equity and fixed maturity securities of equal value that was owned by White Mountains. See “Management’s Discussion of Financial Condition and Results of Operations—Montpelier Investment”.

(2)          Includes investments such as hedge funds, limited partnerships and private equities.

Investment Returns

A summary of our consolidated pre-tax investment results for the years ended December 31, 2004, 2005 and 2006 is as follows:

	Year ended December 31,
	2004	2005	2006
	($ in millions)
Gross investment income	$221.8	$248.8	$201.1
Net realized investment gains	129.0	122.9	163.7
Net change in unrealized gains (losses) on investments	124.9	(239.3)	54.6
Total GAAP pre-tax investment results	$475.7	$132.4	$419.4

Gross investment returns versus typical benchmarks for the years ended December 31, 2004, 2005 and 2006 are as follows:

	Year ended December 31,
	2004	2005	2006(1)
Fixed maturity investments	4.6%	2.0%	6.0%
Short-term investments	0.8	2.9	4.5
Total fixed income	4.3	2.1	5.9
Lehman U.S. Aggregate Index	4.3	2.4	4.3
Common stock	42.1	3.3	23.5
Other investments	17.7	16.3	15.1
Total equities	34.8	6.0	21.2
S&P 500 Index (total return)	10.9	4.9	15.8
Total consolidated portfolio	8.9%	2.8%	9.0%

(1)          Includes $2.1 million of net investment income for assets held in trust.

Investment Returns—Year ended December 31, 2006 versus year ended December 31, 2005

Overview

Our total pre-tax investment results were $419.4 million, a return of 9.0% for the year ended December 31, 2006 versus $132.4 million, a return of 2.8% for the year ended December 31, 2005. Gross investment income in 2006 of $201.1 million was down 19% from $248.8 million during 2005, due primarily to the receipt in 2005 of a $34.7 million special dividend on the Montpelier investment. Net realized investment gains of $163.7 million in 2006 were up by 33% from 2005, mainly due to recording an other-than-temporary impairment in 2005 of $54.6 million on the Montpelier investment. Excluding this write-down, realized investment gains were down 7.8%. Net unrealized investment gains of $54.6 million during 2006 reflected the portfolios low duration as well as the effect of the weakening dollar against our foreign-denominated securities, mostly in British pounds and Australian dollars.

Fixed income

Our fixed income portfolio returned 5.9% in 2006 versus 2.1% in 2005. During 2006, we maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 2 years which performed consistent with its characteristics and outperformed the longer-duration Lehman U.S. Aggregate Index benchmark by 160 basis points.

Equities

Our equity portfolio returned 21.2% in 2006 versus 6.0% in 2005. Our 6.0% return in 2005 was driven primarily by excellent returns across the portfolio offset by a significant decline in our largest equity position, Montpelier. Our common stock portfolio returned 23.5% during 2006 and 3.3% in 2005, or 7.7 percentage points better and 1.6 percentage points worse than the S&P 500 benchmark, respectively, as we benefited from our investments in the energy, commodities and utility sectors.

Investment Returns—Year ended December 31, 2005 versus year ended December 31, 2004

Overview

Our total pre-tax investment results were $132.4 million, a return of 2.8%, for the year ended December 31, 2005 versus $475.7 million, a return of 8.9%, for the year ended December 31, 2004. Net investment income in 2005 of $248.8 million was up 10.8% from $221.8 million during 2004, due primarily to the receipt of a $34.7 million special dividend on the Montpelier investment and higher-short term interest rates more than offsetting reduced investment income reflective of a decrease in the size of the portfolio. Net realized investment gains of $122.9 million in 2005 were down by only 5% from 2004, despite recording an other-than-temporary impairment of $54.6 million on the Montpelier investment. Excluding this write-down, realized investment gains were up 38%, partially reflecting increased sales activity as we decreased our positions in certain successful core equity holdings. Net unrealized investment losses of $239.3 million during 2005 reflected the effect of rising interest rates on the fixed maturity portfolio, losses from the Montpelier investment and the effect of the strengthening dollar against our foreign-denominated securities, mostly in British pounds and Australian dollars.

Fixed income

Our fixed income portfolio returned 2.1% in 2005 versus 4.3% in 2004. During 2005, we maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 3 years which performed consistent with its characteristics but lagged the longer-duration Lehman U.S. Aggregate Index benchmark by 30 basis points.

Equities

Our equity portfolio returned 6.0% in 2005 versus 34.8% in 2004. Our 6.0% return in 2005 was driven primarily by excellent returns across the portfolio offset by a significant decline in our largest equity position, Montpelier. Our common stock portfolio returned 3.3% during 2005 and 42.1% in 2004, or 1.6 percentage points worse and 31.2 percentage points better than the S&P 500 benchmark, respectively, as we benefited from our investments in the energy, commodities and utility sectors.

Montpelier Investment

In order to reduce our exposure to certain insurance risks outside of our own underwriting competencies, on August 24, 2006, we exchanged our investment in the common shares of Montpelier, a global property catastrophe reinsurer, for an agreed-upon portfolio of common equity and fixed maturity securities of equal value that was owned by White Mountains. As a result, Montpelier is no longer included in our investment results. The following table details the book value effect of our total investment in Montpelier for the years ended December 31, 2004, 2005 and 2006.

	Year ended December 31,
	2004	2005	2006
	($ in millions)
Net investment income, pre-tax	$8.6	$41.9	$1.0
Net realized investment gains (losses), pre-tax	35.2	(54.6)	(5.8)
Total revenues (losses), pre-tax	43.8	(12.7)	(4.8)
Tax (expense) benefit on total revenues	(15.3)	4.4	1.7
Total revenues (losses), after-tax	28.5	(8.3)	(3.1)
Change in net unrealized investment gains (losses), after-tax	42.0	(42.0)	(0.7)
Equity in earnings of Montpelier, after-tax	10.8	—	—
Equity in unrealized gains of Montpelier, after-tax	2.6	—	—
Net after-tax change in book value from Montpelier investment	$83.9	$(50.3)	$(3.8)

On August 24, 2006, Fund American exchanged its investment in the common shares of Montpelier for an agreed-upon portfolio of common equity and fixed maturity securities of equal value that was owned by White Mountains. At the time of the exchange, Fund American’s investment in the common shares of Montpelier was in an unrealized loss position of $6.9 million. This loss was deferred at the time of the exchange as sales of investments between Fund American and entities under White Mountains’ common control are deferred. Subsequent to the exchange, White Mountains sold 5.4 million common shares of Montpelier triggering the recognition of $5.8 million in realized investment losses. As of December 31, 2006, Fund American’s remaining deferred loss on the exchange totaled $1.1 million.

During 2005, we realized $12.7 million of pre-tax losses, net of dividends received, on our investment in Montpelier. Montpelier’s common share price decreased from $38.45 per share at December 31, 2004 to $18.90 per share at December 31, 2005, primarily due to losses Montpelier incurred as a result of Hurricanes Katrina, Rita and Wilma. We recorded a $54.6 million pre-tax other-than-temporary impairment charge (reported as a realized investment loss) and a $64.6 million pre-tax change in unrealized investment loss on our Montpelier common share investment during 2005. Our original cost of our existing Montpelier common share investment was $105.0 million, which was subsequently increased by equity in earnings representing our proportionate share of Montpelier’s net income from 2001 until March 2004, the period in which we accounted for the investment under the equity method of accounting. The impairment charge represented the difference between our GAAP book value of $170.3 million and the investment’s fair value of $115.7 million at December 31, 2005.

During 2005, we recorded $41.9 million in pre-tax dividends from Montpelier in net investment income. During the first quarter of 2005, Montpelier declared a special dividend of $5.50 per share, payable to holders of its common shares. we recorded pre-tax investment income of $34.7 million in the first quarter for this special dividend, which was included in net investment income from common equity securities. For the years ended December 31, 2004, 2005 and 2006, we also recorded an aggregate of $8.6 million, $7.2 million and $1.0 million in pre-tax investment income from Montpelier’s regular quarterly dividends.

We sold a portion of our investment in Montpelier common shares during the first quarter of 2004 resulting in a $35.2 million pre-tax realized gain. As a result of this sale, as well as changes to the composition of the boards of directors of both Montpelier and White Mountains, we changed the method of accounting for our remaining Montpelier common shares to the fair value method, resulting in a $50.1 million increase in pre-tax unrealized gains in the first quarter of 2004.

Impairment

See Note 6—“Investment Securities” of the accompanying consolidated financial statements for our analysis of impairment losses on investment securities.

Liquidity and Capital Resources

Operating cash and short-term investments

Our sources and uses of cash are as follows:

Holding company level.   The primary sources of cash for FAC are expected to be dividends and tax sharing payments received from our insurance operating subsidiaries and net investment income and proceeds from sales and maturities of holding company investments. The primary uses of cash are expected to be interest payments on our debt obligations, purchases of investments, payments made to tax authorities and holding company operating expenses.

Operating subsidiary level.   The primary sources of cash for our operating subsidiaries are expected to be premium collections, net investment income and proceeds from sales and maturities of investments. The primary uses of cash are expected to be claim payments, policy acquisition costs, debt obligations, operating expenses, the purchase of investments and dividends and tax sharing payments made to parent holding companies.

Insurance companies typically collect premiums on policies that they write prior to paying claims made under those policies. During periods of premium growth, insurance companies typically experience positive cash flow from operations, as premium receipts typically exceed claim payments. When this happens, positive cash flow from operations is usually offset by negative cash flow from investing activities, as the positive operating cash flow is used to purchase investments. Conversely, during periods of premium decline, insurance companies typically experience negative cash flow from operations, even during periods in which they report GAAP net income, as the claims that they pay exceed the premiums that they collect. When this happens, negative cash flow from operations is typically offset by positive cash flow from investing activities, as invested assets are sold to fund current claim payments.

Since the OneBeacon Acquisition in 2001, our written premiums have decreased substantially. This was primarily due to a renewal rights agreement executed in November 2001 through which we transferred our regional agency business, agents and operations in 42 states and the District of Columbia to Liberty Mutual Insurance Group. This transfer amounted to approximately 45% of our prior year annual written premiums in force at the time of the transfer, or approximately $1.5 billion in annual premiums. As a result, we have experienced negative cash flow from operations for each of the years ended December 31, 2004 and 2005, as we paid claims on run-off reserves related to the business that was transferred to Liberty Mutual.

Both internal and external forces influence our financial condition, results of operations and cash flows. Claim settlements, premium levels and investment returns may be impacted by changing rates of inflation and other economic conditions. In many cases, significant periods of time, ranging up to several years or more, may lapse between the occurrence of an insured loss, the reporting of the loss to us and the settlement of the liability for that loss. The exact timing of the payment of claims and benefits cannot be predicted with certainty. Our operating subsidiaries maintain portfolios of invested assets with varying maturities and a substantial amount of short-term investments to provide adequate liquidity for the payment of claims.

Management believes that our cash balances, cash flows from operations and cash flows from investments are adequate to meet expected cash requirements for the foreseeable future on both a holding company and operating subsidiary level.

Dividend Capacity

Under the insurance laws of the states and jurisdictions under which our operating subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. Accordingly, there can be no assurance regarding the amount of such dividends that may be paid by such subsidiaries in the future.

Generally, our regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. As a result, based on 2006 statutory net income, our top tier regulated insurance operating subsidiaries have the ability to pay an aggregate of approximately $234 million of dividends during 2007 without prior approval of regulatory authorities, subject to the availability of unassigned funds. As of December 31, 2006, Fund American’s top tier regulated insurance operating subsidiaries had $1.6 billion of unassigned funds.

In addition, as of December 31, 2006, we had approximately $31 million of unrestricted cash and fixed maturity investments outside of our regulated insurance operating subsidiaries and we had an additional $6 million of unrestricted cash and fixed maturity investments at FAC and its intermediate holding companies. During 2006, OneBeacon LLC, the direct parent of our operating insurance subsidiaries, paid $90.1 million of dividends to FAC.

In addition, FAC’s ability to declare or pay dividends is limited by the terms of the Series A Preferred Stock issued to Berkshire. FAC may not, in certain circumstances, declare or pay any dividend or distribution to any other class or series of stock without the consent of the holders of a majority of outstanding shares of the Berkshire Preferred Stock. Under the terms of a Keep-Well Agreement dated November 30, 2004 between White Mountains and FAC (the “Keep-Well”), White Mountains has agreed to return to FAC up to approximately $1.1 billion if some or all of that amount is required by FAC to meet its obligations under the terms of the Berkshire Preferred Stock. Under the Keep-Well, White Mountains must make any required contributions to FAC prior to making any distributions to its shareholders. The aggregate amount of distributions that White Mountains may make to its shareholders is limited; the limit increases or decreases by an amount equal to White Mountains’ consolidated net income or loss over the remaining life of the Keep-Well. The Keep-Well will expire when all obligations of the Berkshire Preferred Stock, which is redeemable in May 2008, have been satisfied. See “Management’s Discussion of Financial Condition and Results of Operations—Economic Defeasance” for a discussion of the creation and funding of an irrevocable grantor trust to economically defease the Berkshire Preferred Stock.

Economic Defeasance

In connection with OBIG’s initial public offering, FAC established an irrevocable grantor trust. The assets of the trust are solely dedicated to the satisfaction of the payment of dividends and redemption amounts on the $300 million liquidation preference of the Berkshire Preferred Stock. FAC funded the trust with cash and purchased a portfolio of fixed maturity securities issued by the U.S. government and government-sponsored enterprises, the scheduled interest and principal payments are sufficient to pay when due all amounts required under the terms of the Berkshire Preferred Stock (including the mandatory redemption of the Berkshire Preferred Stock in May 2008). The creation and funding of the trust does not legally defease the preferred stock nor create any additional rights for the holders of the Berkshire Preferred Stock in the trust or otherwise, although the assets in the trust remain segregated from the Company’s other general assets and are not available to the Company for any use other than the payment of the Berkshire Preferred Stock. The assets of the trust remain subject to the claims of the Company’s creditors, in the event that the Company becomes insolvent. White Mountains Capital, Inc., a subsidiary of White Mountains, serves as the trustee for the irrevocable grantor trust. The assets held in the trust as of December 31, 2006 include $305.0 million of fixed maturity investment and $13.3 million of short-term investments. Pre-tax net investment income earned on these investments totaled $2.1 million for the twelve months ended December 31, 2006.

Financing

The following table summarizes our capital structure as of December 31, 2005 and 2006:

	As of December 31,
	2005	2006
	($ in millions)
Senior Notes, carrying value	$698.5	$698.7
Other debt(1)	46.4	60.8
Total debt	744.9	759.5
Preferred stock subject to mandatory redemption(2)	214.0	—
Total common shareholder’s equity	1,483.8	1,747.5
Total capital	$2,442.7	$2,507.0
Ratio of debt to total capital excluding preferred stock subject to mandatory redemption	30.5%	30.3%
Ratio of debt and preferred stock subject to mandatory redemption to total capital(2)	39.3%	30.3%

(1)          See Note 7—“Debt” of the accompanying notes to consolidated financial statements.

(2)          The preferred stock subject to mandatory redemption, having a carrying value of $242.3 million at December 31 2006, was not included in total capital at December 31, 2006 because it was economically defeased in connection with OBIG’s initial public offering.

We believe that our strong financial position provides us with the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis.

The 5.875% Senior Notes due 2013 of FAC, which we refer to as the Senior Notes, are currently rated “Baa2” (“Medium Grade”, the ninth highest of twenty-one ratings) with a stable outlook by Moody’s, “BBB” (“Adequate”, the ninth highest of twenty-two ratings) with a stable outlook by Standard & Poor’s, “bbb” (“Very Good”, the ninth highest of twenty-two ratings) with a stable outlook by A.M. Best and “BBB” (“Good”, the ninth highest of twenty-three ratings) with a stable outlook by Fitch.

In connection with our purchase of land and an office building in Canton, Massachusetts, which is now our headquarters, we entered into a $40.8 million mortgage note to fund renovations. As of December 31, 2006, we have fully drawn on the facility.

White Mountains currently provides an irrevocable and unconditional guarantee as to the payment of principal and interest (the Guarantee) on the Senior Notes. In consideration of this Guarantee, we have agreed to pay a specified fee to White Mountains in the amount of 25 basis points per annum on the outstanding principal amount of the Senior Notes. We have further agreed that if White Mountains’ voting interest in us ceases to represent more than 50% of all our voting securities, we will redeem, exchange or otherwise modify the Senior Notes in order to fully and permanently eliminate White Mountains’ obligations under the Guarantee (the Guarantee Elimination). White Mountains has agreed to provide written notice to us when its voting interest in us has been reduced below 50%. We will have 180 days from the receipt of such notification to complete the Guarantee Elimination. If the Guarantee Elimination is not completed within the initial 180-day period, the Guarantee fee shall increase by 200 basis points. The Guarantee fee shall further increase by 100 basis points for each subsequent 90-day period thereafter, up to a maximum Guarantee fee of 425 basis points, until the Guarantee Elimination has been completed.

The Senior Notes were issued under an indenture which contains restrictive covenants that, among other things, limit the ability of White Mountains, FAC and their respective subsidiaries, to create liens and enter into sale and leaseback transactions and substantially limits the ability of FAC and its respective subsidiaries to consolidate, merge or transfer their properties and assets. The indenture does not contain any financial ratios or specified levels of net worth or liquidity to which White Mountains or FAC must adhere. At December 31, 2006, FAC was in compliance with all of the covenants under the Senior Notes.

In connection with OBIG’s initial public offering, White Mountains and FAC terminated their existing $400 million credit facility, under which they were both permitted borrowers. In November 2006, FAC established a $75 million revolving credit facility that matures in November 2011. As of December 31, 2006, the Bank Facility was undrawn. The Bank Facility contains various affirmative, negative and financial covenants which we consider to be customary for such borrowings and include maintaining certain minimum net worth and maximum debt to capitalization standards. Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under these facilities and result in acceleration of principal repayment on any amounts outstanding. At December 31, 2006, we were in compliance with all of the covenants under the Bank Facility, and anticipate we will continue to remain in compliance with these covenants for the foreseeable future.

Off-Balance Sheet Arrangement

Galileo Guarantees

Beginning in February 2006, one of our subsidiaries, OneBeacon Insurance Company, or OBIC, agreed to provide guarantees of the obligations of Galileo Weather Risk Management Ltd., or Galileo, to Galileo’s counterparty in certain weather-related product transactions. Galileo is a subsidiary of White Mountains. The guarantees require OBIC to pay the full amount of Galileo’s obligations to the counterparty in the event of Galileo’s failure to pay these obligations. In the event of a payment, OBIC would be eligible to exercise all of the rights of the counterparty against Galileo. As of December 31, 2006, OBIC had executed sixteen guarantees of Galileo transactions, the total principal amount of which was approximately $158 million. In the event that the total guaranteed principal amount exceeds the lesser of 5% of OBIC’s admitted assets of $3.8 billion at December 31, 2006 or 25% of OBIC’s statutory surplus of $1.7 billion at December 31, 2006, OBIC would require the approval of the Pennsylvania Department of Insurance in order to make any further guarantees. OBIC has agreed, at White Mountains’ option, to continue to make these guarantees available until October 2008 and will receive from Galileo an annual fee of 25 basis points of the value at risk for providing the guarantees. Pursuant to a separation agreement we entered into with White Mountains in connection with OBIG’s initial public offering, White Mountains has agreed that it will take appropriate steps to ensure that OBIC will not be called on to make payment on these guarantees.

Contractual Obligations and Commitments

Below is a schedule of our material contractual obligations and commitments as of December 31, 2006:

	Due in One Year or Less	Due in Two to Three Years	Due in Four to Five Years	Due After Five Years	Total
	($ in millions)
Debt	$2.0	$4.8	$5.6	$748.4	$760.8
Mandatorily redeemable preferred stock(1)	—	300.0	—	—	300.0
Loss and LAE reserves(2)	1,174.9	1,277.1	766.2	1,890.0	5,108.2
Interest on debt and dividends on preferred stock subject to mandatory redemption	70.3	93.5	88.1	93.5	345.4
Long-term incentive compensation	61.6	49.2	6.9	29.9	147.6
Pension and other benefit plan obligations(3)	19.7	2.8	3.5	12.7	38.7
Operating leases	28.7	31.5	10.1	11.4	81.7
Total contractual obligations	$1,357.2	$1,758.9	$880.4	$2,785.9	$6,782.4

(1)          The Berkshire Preferred Stock is economically defeased. See “Management’s Discussion of Financial Condition and Results of Operations—Economic Defeasance.”

(2)          Represents expected future cash outflows resulting from loss and LAE payments. Accordingly, these balances add back the discount on our workers compensation loss and LAE reserves of $190.7 million and the remaining purchase accounting fair value adjustment of $270.5 million related to the OneBeacon Acquisition as they are non-cash items. Further, the amounts presented are gross of reinsurance recoverables on unpaid losses of $2,842.6 million as of December 31, 2006. See “Business—Loss and LAE Reserves.”

(3)          Represents expected future cash outflows under our qualified and non-qualified, non-contributory, defined benefit pension plans and also our employee stock ownership plan. Our pension plans were curtailed during the fourth quarter of 2002. As a result, new participants are no longer added and benefits for existing participants are not increased. Non-vested participants continue to vest during their employment.

Our loss and LAE reserves do not have contractual maturity dates. However, based on historical payment patterns, the preceding table includes an estimate of when management expects our loss and LAE reserves to be paid. The timing of claim payments is subject to significant uncertainty. We maintain a portfolio of marketable investments with varying maturities and a substantial amount of short-term investments to provide adequate cash flows for the payment of claims.

The balances included in the table above regarding our long-term incentive compensation plans include amounts payable for performance shares and units, as well as deferred compensation balances. Exact amounts to be paid cannot be predicted, for performance shares, with certainty, as the ultimate amounts of these liabilities are based on future performance. The estimated payments reflected in the table are based on current accrual factors (common share price and pay-out percentage) and assume that all outstanding balances were 100% vested as of December 31, 2006.

There are no provisions within our leasing agreements that would trigger acceleration of future lease payments. We do not finance our operations through the securitization of trade receivables, through special purpose entities or through synthetic leases. Further, we have not entered into any material arrangement requiring us to guarantee payment of third party debt, lease payments or to fund losses of an unconsolidated special purpose entity.

We also have future binding commitments to fund certain limited partnership investments. These commitments, which total $47.5 million as of December 31, 2006, do not have fixed funding dates and are therefore excluded from the table above.

Cash Flows

Detailed information concerning our cash flows during the years ended 2006, 2005 and 2004 follows:

For the year ended December 31, 2006

Financing and Other Capital Activities

During 2006, we declared and paid cash dividends of $28.3 million to holders of the Berkshire Preferred Stock.

During 2006, we paid a total of $41.1 million in interest under the Senior Notes.

During 2006, we drew down the remaining $22.4 million on an 18-year mortgage note that we entered into in connection with our purchase of land and home office building. As of December 31, 2006, we have drawn the full $40.8 million limit on the mortgage note.

During 2006, we declared and paid dividends in cash of $4.5 million to FAEH.

During the fourth quarter of 2006, we fully repaid our $8 million loan with Dowling & Partners Connecticut Fund III, LP.

Acquisitions and Dispositions

On September 29, 2006, we sold certain assets and the right to renew existing policies of Agri, a division of Fund American, for $32.0 million in cash to a third party.

Other Liquidity and Capital Resource Activities

During 2006, we reported net decreases in our loss and LAE reserves and reinsurance recoverables on paid and unpaid losses, primarily due to claim payments (and related collections of reinsurance recoverables) related to run-off reserves.

On August 24, 2006, we exchanged our investment in Montpelier common shares for an agreed-upon portfolio of common equity and fixed maturity securities of an equal value owned by White Mountains, resulting in a pre-tax realized loss of $5.8 million.

During the first quarter of 2006, we made payments in respect of the 2003-2005 performance cycle totaling $3.8 million, in cash or by deferral into certain of our non-qualified compensation plans, to participants in our long-term incentive compensation plans.

For the year ended December 31, 2005

Financing and Other Capital Activities

During 2005, we declared and paid cash dividends of $28.3 million to holders of the Berkshire Preferred Stock.

During 2005, we paid a total of $41.1 million in interest under the Senior Notes.

During 2005, we drew down $18.4 million on an 18-year mortgage note that we entered into in connection with our purchase of land and home office building.

During 2005, we declared and paid dividends in cash of $112.5 million to FAEH.

Acquisitions and Dispositions

During 2005, we sold two of our insurance subsidiaries, NFU and TPIC, to third parties for a total of $161.7 million in cash.

On April 29, 2005, we purchased a 284,000 square foot facility located in Canton, Massachusetts for $23.0 million.

Other Liquidity and Capital Resource Activities

During 2005, we reported an increase in loss and LAE reserves of $841.0 million resulting from an internal study of our A&E reserves performed in 2005 and gross losses incurred as a result of Hurricanes Katrina, Rita and Wilma. We also reported a corresponding increase in reinsurance recoverables of $841.0 million. Both of these increases were non-cash items for the period, and were partially offset by claim payments (and related collections of reinsurance recoverables) related to run-off reserves.

During the first quarter of 2005, we received a $34.7 million special dividend related to our common stock investment in Montpelier. This dividend represented $5.50 per share and was in addition to Montpelier’s normal quarterly dividend of $0.36 per share.

During the first quarter of 2005, we made payments in respect of the 2002-2004 performance cycle totaling $160.4 million, in cash or by deferral into certain of our non-qualified compensation plans, to participants in our long-term incentive compensation plans. These payments were made with respect to 145,275 performance shares based on payout levels ranging from 135% to 200% of target.

For the year ended December 31, 2004

Financing and Other Capital Activities

During 2004, we declared and paid dividends of $28.3 million to holders of the Berkshire Preferred Stock.

During 2004, we paid a total of $41.1 million in interest under the Senior Notes.

During 2004, we declared and paid dividends in cash of $228.9 million to FAEH.

During November and December of 2004, we transferred (1) White Mountains Re and its subsidiaries, including Folksamerica Reinsurance Company, (2) WM Asset Management (Barbados) Ltd., including its $1.0 billion interest in notes receivable from us and (3) Esurance, Inc., Esurance Insurance

Services, Esurance Insurance Company and Esurance Property and Casualty Company to White Mountains as part of a realignment of White Mountains’ business segments.

During the first quarter of 2004, White Mountains issued 27,772 common shares to our employees in connection with our employee stock ownership plan. We paid $13.2 million to White Mountains in consideration for these common shares.

Acquisitions and Dispositions

During 2004, we acquired Atlantic Specialty for $30.1 million in cash and a $20.0 million note.

During 2004, we sold two of our inactive licensed subsidiaries, Potomac Insurance Company of Illinois and Western States Insurance Company for $25.3 million, as well as our boiler inspection service business, for $11.5 million.

Other Liquidity and Capital Resource Activities

During 2004, we reported net decreases in our loss and LAE reserves and reinsurance recoverables on paid and unpaid losses, primarily due to claim payments (and related collections of reinsurance recoverables) related to run-off reserves.

During the first quarter of 2004, we sold 4.5 million common shares of Montpelier to third parties for net proceeds of $155.3 million.

During the first quarter of 2004, we made payments amounting to $85.5 million, in cash or by deferral into certain of our non-qualified compensation plans, to participants in our long-term incentive compensation plans. These payments were made with respect to 187,392 performance shares based on payout levels ranging from 93% to 200% of target.

Related Party Disclosures

See “Note 18—Related Party Disclosures”.

Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with GAAP. The consolidated financial statements presented herein include all adjustments considered necessary by management to fairly present our financial position, results of operations and cash flows. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the historical consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

In the current year presentation of financial information, certain amounts in the prior period historical consolidated financial statements have been reclassified to conform with the current presentation. We have completed numerous significant transactions during the periods presented that have affected the comparability of the historical consolidated financial statement information presented herein.

On an ongoing basis, management evaluates its estimates, including those related to loss and LAE reserves, reinsurance transactions and purchase accounting. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management believes that its critical accounting policies affect its more significant estimates used in the preparation of its historical consolidated financial statements. The descriptions below are summarized and have been simplified for clarity.

1. Loss and LAE

Reserves other than Asbestos and Environmental Reserves and Construction Defect Claim Reserves

We establish loss and LAE reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain.

Loss and LAE reserves are typically comprised of (1) case reserves for claims reported and (2) reserves for losses that have occurred but for which claims have not yet been reported, referred to as IBNR reserves, which include a provision for expected future development on case reserves. Case reserves are estimated based on the experience and knowledge of claims staff regarding the nature and potential cost of each claim and are adjusted as additional information becomes known or payments are made. IBNR reserves are derived by subtracting paid loss and LAE and case reserves from estimates of ultimate loss and LAE. Actuaries estimate ultimate loss and LAE using various generally accepted actuarial methods applied to known losses and other relevant information. Like case reserves, IBNR reserves are adjusted as additional information becomes known or payments are made.

Ultimate loss and LAE are generally determined by extrapolation of claim emergence and settlement patterns observed in the past that can reasonably be expected to persist into the future. In forecasting ultimate loss and LAE with respect to any line of business, past experience with respect to that line of business is the primary resource, but cannot be relied upon in isolation. Our own experience, particularly claims development experience, such as trends in case reserves, payments on and closings of claims, as well as changes in business mix and coverage limits, is the most important information for estimating our reserves. External data, available from organizations such as statistical bureaus, consulting firms and reinsurance companies, is sometimes used to supplement or corroborate our own experience, and can be especially useful for estimating costs of new business. For some lines of business, such as “long-tail” coverages discussed below, claims data reported in the most recent accident year is often too limited to provide a meaningful basis for analysis due to the typical delay in reporting of claims. For this type of business, we use a selected loss ratio method for the initial accident year or years. This is a standard and accepted actuarial reserve estimation method in these circumstances in which the loss ratio is selected based upon information used in pricing policies for that line of business, as well as any publicly available industry data, such as industry pricing, experience and trends, for that line of business.

Uncertainties in estimating ultimate loss and LAE are magnified by the time lag between when a claim actually occurs and when it is reported and settled. This time lag is sometimes referred to as the “claim-tail”. The claim-tail for most property coverages is typically short (usually a few days up to a few months). The claim-tail for liability/casualty coverages, such as automobile liability, general liability, products liability, multiple peril coverage, and workers compensation, can be especially long as claims are often reported and ultimately paid or settled years, even decades, after the related loss events occur. During the long claims reporting and settlement period, additional facts regarding coverages written in prior accident years, as well as about actual claims and trends may become known and, as a result, we may adjust our reserves. If management determines that an adjustment is appropriate, the adjustment is booked in the accounting period in which such determination is made in accordance with GAAP. Accordingly, should reserves need to be increased or decreased in the future from amounts currently established, future results of operations would be negatively or positively impacted, respectively.

In determining ultimate loss and LAE, the cost to indemnify claimants, provide needed legal defense and other services for insureds and administer the investigation and adjustment of claims are considered. These claim costs are influenced by many factors that change over time, such as expanded coverage definitions as a result of new court decisions, inflation in costs to repair or replace damaged property, inflation in the cost of medical services and legislated changes in statutory benefits, as well as by the particular, unique facts that pertain to each claim. As a result, the rate at which claims arose in the past and the costs to settle them may not always be representative of what will occur in the future. The factors influencing changes in claim costs are often difficult to isolate or quantify and developments in paid and incurred losses from historical trends are frequently subject to multiple and conflicting interpretations. Changes in coverage terms or claims handling practices may also cause future experience and/or development patterns to vary from the past. A key objective of actuaries in developing estimates of ultimate loss and LAE, and resulting IBNR reserves, is to identify aberrations and systemic changes occurring within historical experience and accurately adjust for them so that the future can be projected reliably. Because of the factors previously discussed, this process requires the use of informed judgment and is inherently uncertain.

Our actuaries use several generally accepted actuarial methods to evaluate our loss and LAE reserves, each of which has its own strengths and weaknesses. We place more or less reliance on a particular method based on the facts and circumstances at the time the reserve estimates are made. These methods generally fall into one of the following categories or are hybrids of one or more of the following categories:

•                    Historical paid loss development methods:   These methods use historical loss payments over discrete periods of time to estimate future losses. Historical paid loss development methods assume that the ratio of losses paid in one period to losses paid in an earlier period will remain constant. These methods necessarily assume that factors that have affected paid losses in the past, such as inflation or the effects of litigation, will remain constant in the future. Because historical paid loss development methods do not use case reserves to estimate ultimate losses, they can be more reliable than the other methods discussed below that look to case reserves (such as actuarial methods that use incurred losses) in situations where there are significant changes in how case reserves are established by a company’s claims adjusters. However, historical paid loss development methods are more leveraged (meaning that small changes in payments have a larger impact on estimates of ultimate losses) than actuarial methods that use incurred losses because cumulative loss payments take much longer to equal the expected ultimate losses than cumulative incurred amounts. In addition, and for similar reasons, historical paid loss development methods are often slow to react to situations when new or different factors arise than those that have affected paid losses in the past.

•                    Historical incurred loss development methods:   These methods, like historical paid loss development methods, assume that the ratio of losses in one period to losses in an earlier period will remain constant in the future. However, instead of using paid losses, these methods use incurred losses (i.e., the sum of cumulative historical loss payments plus outstanding case reserves) over discrete periods of time to estimate future losses. Historical incurred loss development methods can be preferable to historical paid loss development methods because they explicitly take into account open cases and the claims adjusters’ evaluations of the cost to settle all known claims. However, historical incurred loss development methods necessarily assume that case reserving practices are consistently applied over time. Therefore, when there have been significant changes in how case reserves are established, using incurred loss data to project ultimate losses can be less reliable than other methods.

•                    Expected loss ratio methods:   These methods are based on the assumption that ultimate losses vary proportionately with premiums. Expected loss ratios are typically developed based upon the information used in pricing, and are multiplied by the total amount of premiums written to calculate ultimate losses. Expected loss ratio methods are useful for estimating ultimate losses in the early years of long-tailed lines of business, when little or no paid or incurred loss information is available.

•                    Adjusted historical paid and incurred loss development methods:   These methods take traditional historical paid and incurred loss development methods and adjust them for the estimated impact of changes from the past in factors such as inflation, the speed of claim payments or the adequacy of case reserves. Adjusted historical paid and incurred loss development methods are often more reliable methods of predicting ultimate losses in periods of significant change, provided the actuaries can develop methods to reasonably quantify the impact of changes.

We perform an actuarial review of our recorded reserves each quarter. Our actuaries compare the previous quarter’s estimates of paid loss and LAE, case reserves and IBNR to amounts indicated by actual experience. Differences between previous estimates and actual experience are evaluated to determine whether a given actuarial method for estimating loss and LAE should be relied upon to a greater or lesser extent than it had been in the past. While some variance is expected each quarter due to the inherent uncertainty in loss and LAE, persistent or large variances would indicate that prior assumptions and/or reliance on certain reserving methods may need to be revised going forward.

In its selection of recorded reserves, our management historically gave greater weight to adjusted paid loss development methods, which are not dependent on the consistency of case reserving practices, over methods that rely on incurred losses. In recent years, the amount of weight given to methods based on incurred losses has increased with management’s confidence that our case reserving practices have been more consistently applied.

Upon completion of each quarterly review, our actuaries select indicated reserve levels based on the results of the actuarial methods described previously, which are the primary consideration in determining management’s best estimate of required reserves. At December 31, 2005 and 2006, the differences between our total held reserves, which represents management’s best estimate of required reserves, and the actuarially indicated reserve level were insignificant. However, in making its best estimate, management also considers other qualitative factors that may lead to a difference between held reserves and actuarially recommended levels in the future. Typically, these factors exist when management and our actuaries conclude that there is insufficient historical incurred and paid loss information or that trends included in the historical incurred and paid loss information are unlikely to repeat in the future. Such factors include, among others, recent entry into new markets or new products, improvements in the claims department that are expected to lessen future ultimate loss costs and legal and regulatory developments.

Construction Defect Claims Reserves

Construction defect claims are a non-A&E exposure that has proven to have a greater degree of uncertainty when estimating loss and LAE using generally accepted actuarial methods. Our general liability and multiple peril lines of business have been significantly impacted by a large number of construction defect claims. Construction defect is a liability allegation relating to defective work performed in the construction of structures such as apartments, condominiums, single family dwellings or other housing, as well as the sale of defective building materials. Such claims seek recovery due to damage caused by alleged deficient construction techniques or workmanship. Much of the recent claims activity has been generated by plaintiffs’ lawyers who approach new homeowners, and in many cases homeowner associations with large numbers of homeowners in multi-residential complexes, about defects or other flaws in their homes. Claims for construction defects began with claims relating to exposures in California. Then, as plaintiffs’ lawyers organized suits in other states with high levels of multi-residential construction, construction defect claims were reported in nearby western states, such as Colorado and Nevada, and eventually throughout the country. The reporting of such claims can be quite delayed as the statute of limitations can be up to ten years. Court decisions have expanded insurers’ exposure to construction defect claims as well. For example, in 1995 California courts adopted a “continuous trigger” theory in which all companies that had ever insured a property that was alleged to have been damaged must respond to the claimant, even if evidence of the alleged damage did not appear until after the insurance period had expired. As a result, construction defect claims may be reported more than ten years after a project has been completed as litigation can proceed for several years before an insurance company is identified as a potential contributor. Claims have also emerged from parties claiming additional insured status on policies issued to other parties (e.g., such as contractors seeking coverage on a sub-contractor’s policy). Further, in reserving for these claims, there is additional uncertainty due to the potential for further unfavorable judicial rulings and regulatory actions. The primary actuarial methods that are used to estimate loss and LAE reserves for construction defect claims are frequency and severity methods. These methods separately project the frequency of future reported claims and the average cost or severity of individual claims. The reserve is the product of the projected number of reported claims and the severity.

A large number of construction defect claims have been identified relating to coverages that we had written in the past through Commercial Union Corporation and General Accident Corporation of America, which we refer to as our legacy companies, and their subsidiaries in California, Colorado, Nevada, Washington and Oregon. Management has sought to mitigate future construction defect risks in all states by no longer providing insurance to certain residential general contractors and sub-contractors involved in multi-habitational projects. Mitigating actions also included initiating the withdrawal from problematic sub-segments within our construction book of business, such as street and road construction, water, sewer and pipeline construction. As a result of these actions, management believes that the number of reported construction defect claims relating to coverages written in the past peaked in 2004 and will continue to decline.

Asbestos and Environmental Reserves

Our reserves include provisions made for claims that assert damages from asbestos and environmental, or A&E, related exposures. Asbestos claims relate primarily to injuries asserted by those who allegedly came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up cost obligations, particularly as mandated by Federal and state environmental protection agencies. In addition to the factors described above under “Non-Asbestos and Environmental Reserves” regarding the reserving process, we estimate our A&E reserves based upon, among other factors, facts surrounding reported cases and exposures to claims, such as policy limits and deductibles, current law, past and projected claim activity and past settlement values for similar claims, as well as analysis of industry studies and events, such as recent settlements and asbestos-related bankruptcies. The cost of administering A&E claims, which is an important factor in estimating loss and LAE reserves, tends to be higher than in the case of non-A&E claims due to the higher legal costs typically associated with A&E claims.

A large portion of our A&E losses resulted from the operations of the Employers Group, an entity acquired by one of the legacy companies in 1971. These operations, including business of Employers Surplus Lines Insurance Company and Employers Liability Assurance Corporation, provided primary and excess liability insurance for commercial insureds, including Fortune 500-sized accounts, some of whom subsequently experienced claims for A&E losses. We stopped writing such coverage in 1984.

Our liabilities for A&E losses from business underwritten in the recent past are substantially limited by the application of exclusionary clauses in the policy language that eliminated coverage for such claims. After 1987 for pollution and 1992 for asbestos, most liability policies contained industry-standard absolute exclusions of such claims. In earlier years, various exclusions were also applied, but the wording of those exclusions was less strict and subsequent court rulings have reduced their effectiveness.

We also incurred A&E losses via our participation in industry pools and associations. The most significant of these pools was Excess Casualty Reinsurance Association, or ECRA, which provided excess liability reinsurance to U.S. insurers from 1950 until the early 1980s. ECRA incurred significant liabilities for A&E, of which we bear approximately a 4.7% share, or $64.5 million at both December 31, 2005 and 2006, which is fully reflected in our loss and LAE reserves.

More recently, since the 1990s, we have experienced an influx of claims from commercial insureds, including many non-Fortune 500-sized accounts written during the 1970s and 1980s, who are named as defendants in asbestos lawsuits. As a number of large well-known manufacturers of asbestos and asbestos-containing products have gone into bankruptcy, plaintiffs have sought recoveries from peripheral defendants, such as installers, transporters or sellers of such products, or from owners of premises on which the plaintiffs’ exposure to asbestos allegedly occurred. At December 31, 2006, 520 policyholders had asbestos-related claims against us. In 2006, 121 new insureds with such peripheral involvement presented asbestos claims under prior policies we had written.

Historically, most asbestos claims have been asserted as product liability claims. Recently, insureds who have exhausted the available products liability limits of their insurance policies have sought from insurers such as us payment for asbestos claims under the premises and operations coverage of their liability policies, which may not be subject to similar aggregate limits. We expect this trend to continue. However, to date there have been fewer of these premises and operations coverage claims than product liability coverage claims. This may be due to a variety of factors, including that it may be more difficult for underlying plaintiffs to establish losses as stemming from premises and operations exposures, which requires proof of the defendant’s negligence, rather than products liability under which strict legal liability applies. Premises and operations claims may vary significantly and policyholders may seek large amounts, although such claims frequently settle for a fraction of the initial alleged amount. Accordingly, there is a great deal of variation in damages awarded for the actual injuries. As of December 31, 2006, there were approximately 323 active claims by insureds against us without product liability coverage asserting operations or premises coverage, which may not be subject to aggregate limits under the policies.

Immediately preceding the OneBeacon Acquisition in 2001, we purchased a reinsurance contract with NICO under which we are entitled to recover from NICO up to $2.5 billion in the future for asbestos claims arising from business written by us in 1992 and prior, environmental claims arising from business written by us in 1987 and prior, and certain other exposures. Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of our third party reinsurers in existence at the time the NICO Cover was executed, or Third Party Recoverables. As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of us. Any amounts uncollectible from third party reinsurers due to dispute or the reinsurers’ financial inability to pay are covered by NICO under its agreement with us. Third Party Recoverables are typically for the amount of loss in excess of a stated level each year. Of claim payments from 1995 through 2006, approximately 50% of asbestos and environmental losses have been recovered under the historical third party reinsurance.

In June 2005, we completed an internal study of our A&E exposures. This study considered, among other items, (1) facts, such as policy limits, deductibles and available third party reinsurance, related to reported claims; (2) current law; (3) past and projected claim activity and past settlement values for similar claims; (4) industry studies and events, such as recent settlements and asbestos-related bankruptcies; and (5) collectibility of third-party reinsurance. Based on the study, we increased our best estimate of our incurred losses ceded to NICO, net of underlying reinsurance, by $353.0 million ($841.0 million gross) to $2.1 billion, which is within the $2.5 billion coverage provided by the NICO Cover. Based on the study, we estimated that the range of reasonable outcomes around our best estimate was $1.7 billion to $2.4 billion, versus a range of $1.5 billion to $2.4 billion from our previous study that was conducted in 2003. Due to the NICO Cover, there was no impact to income or equity from the change in estimate.

The increase in the estimate of incurred A&E losses was principally driven by raised projections for claims related to asbestos (particularly from assumed reinsurance business), and for mass torts other than asbestos and environmental, particularly lead poisoning and sexual molestation. The increase was partially offset by reduced projections of ultimate hazardous waste losses.

As part of our previously described actuarial review process, we review A&E activity each quarter and compare that activity to what was assumed in the original internal study. As of December 31, 2006, we estimated that the range of reasonable outcomes around our best estimate was $1.7 billion to $2.4 billion.

As noted above, we estimate that on an incurred basis we have ceded estimated incurred losses of approximately $2.1 billion to the NICO Cover at December 31, 2006. Since entering into the NICO Cover, $29.2 million of the $2.1 billion of utilized coverage relates to uncollected amounts from third party reinsurers through December 31, 2006. Net losses paid totaled $847 million as of December 31, 2006, with $146 million paid in 2006. Asbestos payments during 2006 reflect payments resulting from intensified efforts by claimants to resolve asbestos claims prior to the potential enactment of Federal asbestos legislation. To the extent that our estimate of ultimate A&E losses as well as the estimate and collectibility of Third Party Recoverables differs from actual experience, the remaining protection under the NICO Cover may be more or less than the approximate $404.0 million that we estimate remained at December 31, 2006.

Our reserves for A&E losses, net of Third Party Recoverables but prior to NICO recoveries, were $1.2 billion at December 31, 2006. An industry benchmark of reserve adequacy is the “survival ratio”, computed as a company’s reserves divided by its historical average yearly loss payments. This ratio indicates approximately how many more years of payments the reserves can support, assuming future yearly payments are equal to historical levels. Our survival ratio was 16.6 at December 31, 2006. This was computed as the ratio of A&E reserves, net of Third Party Recoverables prior to the NICO Cover of $1.2 billion plus the remaining unused portion of the NICO Cover of $404.0 million, to the average A&E loss payments over the three-year period ended December 31, 2006, net of Third Party Recoverables. Our survival ratio was 18.6 at December 31, 2005. We believe that as a result of the NICO Cover and our historical third party reinsurance programs, we should not experience material financial loss from A&E exposures under current coverage interpretations and that our survival ratio compares favorably to industry survival ratios. However, the survival ratio is a simplistic measure estimating the number of years it would be before the current ending loss reserves for these claims would be paid using recent annual average payments. Many factors, such as aggressive settlement procedures, mix of business and coverage provided, have a significant effect on the amount of A&E reserves and payments and the resultant survival ratio. Thus, caution should be exercised in attempting to determine reserve adequacy for these claims based simply on this survival ratio.

Our reserves for A&E losses at December 31, 2006 represent management’s best estimate of its ultimate liability based on information currently available. Based on this estimate, we believe the NICO Cover will be adequate to cover all of our A&E obligations. However, as case law expands, medical and clean-up costs increase and industry settlement practices change, we may be subject to A&E losses beyond currently estimated amounts. Therefore, we cannot guarantee that our A&E loss and LAE reserves, plus the remaining coverage under the NICO Cover, will be sufficient to cover additional liability arising from any such unfavorable developments. See Note 4—“Reserves for Unpaid Loss and LAE—Asbestos and environmental loss and LAE reserve activity” of the accompanying consolidated financial statements for more information regarding our A&E reserves.

Primary Insurance Operations A&E Claims Activity

Our A&E claims activity, which is all in our Primary Insurance Operations segment, for the last two years is illustrated in the table below:

	Year ended December 31,
	2005	2006
Asbestos
Accounts with asbestos claims at the beginning of the year	664	592
Accounts reporting asbestos claims during the year	128	121
Accounts on which asbestos claims were closed during the year	(200)	(193)
Accounts with asbestos claims at the end of the year	592	520
Environmental
Accounts with environmental claims at the beginning of the year	644	495
Accounts reporting environmental claims during the year	180	130
Accounts on which environmental claims were closed during the year	(329)	(203)
Accounts with environmental claims at the end of the year	495	422
Total
Total accounts with A&E claims at the beginning of the year	1,308	1,087
Accounts reporting A&E claims during the year	308	251
Accounts on which A&E claims were closed during the year	(529)	(396)
Total accounts with A&E claims at the end of the year	1,087	942

Primary Insurance Operations Reserve Estimation by Line of Business

The process of establishing loss reserves is complex and imprecise as it must take into consideration many variables that are subject to the outcome of future events. As a result, informed subjective estimates and judgments as to our ultimate exposure to losses are an integral component of our loss reserving process. We, like other insurance companies, categorize and track our insurance reserves by “line of business”, such as auto liability, multiple peril package business, and workers compensation. Furthermore, we regularly review the appropriateness of reserve levels at the line of business level, taking into consideration the variety of trends that impact the ultimate settlement of claims for the subsets of claims in each particular line of business.

For loss and allocated loss adjustment expense reserves, excluding asbestos and environmental, the key assumption as of December 31, 2006 was that the impact of the various reserving factors, as described below, on future paid losses would be similar to the impact of those factors on the historical loss data with the following exceptions:

•       Recent increases in paid loss trends were inflated due to changes in claim handling procedure that decreased the settlement time for claims. This resulted in some increases in paid loss activity that we believe will not continue into the future.

•       Increases in case reserve adequacy over the 2001-2004 calendar periods have resulted in trends in case incurred activity that we believe will not continue into the future. Case incurred activity can be the result of underlying changes in expected claim costs or changes in the adequacy of the case reserves relative to the underlying expected claim cost. If the activity is the result of underlying changes in expected costs, it is more likely to repeat in the future, and would likely result in prior year reserve development, as the change in ultimate claim costs would not have been considered when making the previous selection of IBNR reserves. If the activity is the result of changes in case reserve adequacy, it would not indicate any change in the ultimate claim costs and would not be expected to repeat in the future. In these cases, it is unlikely that prior year reserve development would occur, as the change in case reserves would be offset by a corresponding change in IBNR reserves (i.e., deficiency or redundancy in case reserves was implicitly captured when making the previous selection of IBNR reserves).

•       In 2004, we established a separate claim group to manage run-off claims. Due to the recent nature of this event, we do not believe that the impacts of this group on future losses have been reflected in historical losses. Therefore, we have given considerable weight to the most recent loss experience for this segment.

The major causes of material uncertainty (“reserving factors”) generally will vary for each product line, as well as for each separately analyzed component of the product line. The following section details reserving factors by product line. There could be other reserving factors that may impact ultimate claim costs. Each reserving factor presented will have a different impact on estimated reserves. Also, reserving factors can have offsetting or compounding effects on estimated reserves. For example, in workers compensation, the use of expensive medical procedures that result in medical cost inflation may enable workers to return to work faster, thereby lowering indemnity costs. Thus, in almost all cases, it is impossible to discretely measure the effect of a single reserving factor and construct a meaningful sensitivity expectation. Actual results will likely vary from expectations for each of these assumptions, resulting in an ultimate claim liability that is different from that being estimated currently.

Workers compensation

Workers compensation is generally considered a long tail coverage, as it takes a relatively long period of time to finalize claims from a given accident year. While certain payments such as initial medical treatment or temporary wage replacement for the injured worker are made quickly, some other payments are made over the course of several years, such as awards for permanent partial injuries. In addition, some payments can run as long as the injured worker’s life, such as permanent disability benefits and ongoing medical care. Despite the possibility of long payment tails, the reporting lags are generally short, settlements are generally not complex, and most of the liability can be considered high frequency with moderate severity. The largest reserve risk generally comes from the low frequency, high severity claims providing lifetime coverage for medical expense arising from a worker’s injury.

Examples of common reserving factors that can change and, thus, affect the estimated workers compensation reserves include:

General workers compensation reserving factors

•       Mortality trends of injured workers with lifetime benefits and medical treatment or dependents entitled to survivor benefits

•       Degree of cost shifting between workers compensation and health insurance

•       Changes in claim handling philosophies (e.g., case reserving standards)

Indemnity reserving factors

•       Time required to recover from the injury

•       Degree of available transitional jobs

•       Degree of legal involvement

•       Changes in the interpretations and processes of various workers compensation bureaus’ oversight of claims

•       Future wage inflation for states that index benefits

•       Changes in the administrative policies of second injury funds

•       Re-marriage rate for spouse in instances of death

Medical reserving factors

•       Changes in the cost of medical treatments, including prescription drugs, and underlying fee schedules

•       Frequency of visits to health providers

•       Number of medical procedures given during visits to health providers

•       Types of health providers used

•       Type of medical treatments received

•       Use of preferred provider networks and other medical cost containment practices

•       Availability of new medical processes and equipment

•       Changes in the use of pharmaceutical drugs

•       Degree of patient responsiveness to treatment

Workers compensation book of business reserving factors

•       Product mix

•       Injury type mix

•       Changes in underwriting standards

Personal automobile liability

The personal automobile product line is a mix of property and liability coverages and, therefore, includes both short and long tail coverages. The payments that are made quickly typically pertain to auto physical damage (property) claims and property damage (liability) claims. The payments that take longer to finalize and are more difficult to estimate relate to bodily injury claims. Personal automobile reserves are typically analyzed in three components: bodily injury liability, property damage liability, and collision/comprehensive claims. This last component has minimum reserve risk and fast payouts and, accordingly, separate factors are not presented. Reporting lags are relatively short and the claim settlement process for personal automobile liability generally is the least complex of the liability products. It is generally viewed as a high frequency, low to moderate severity product line.

Examples of common reserving factors that can change and, thus, affect the estimated personal automobile liability reserves include:

Personal automobile liability reserving factors

•       Trends in jury awards

•       Changes in the underlying court system and its philosophy

•       Changes in case law

•       Litigation trends

•       Frequency of claims with payment capped by policy limits

•       Change in average severity of accidents, or proportion of severe accidents

•       Subrogation opportunities

•       Degree of patient responsiveness to treatment

•       Changes in claim handling philosophies (e.g., case reserving standards)

Personal automobile liability book of business reserving factors

•       Changes in policy provisions (e.g., deductibles, policy limits, or endorsements)

•       Changes in underwriting standards

Multiple peril

Commercial multiple peril provides a combination of property and liability coverage typically for small businesses and, therefore, includes both short and long tail coverages. For property coverage, it generally takes a relatively short period of time to close claims, while for the other coverages, generally for the liability coverages, it takes a longer period of time to close claims. The reserving risk for this line is dominated by the liability coverage portion of this product, except occasionally in the event of catastrophic or large single losses.

Multiple peril liability reserves here are generally analyzed as two components: bodily injury and property damage. Bodily injury payments reimburse the claimant for damages pertaining to physical injury as a result of the policyholder’s legal obligation arising from non-intentional acts such as negligence, subject to the insurance policy provisions. In some cases the damages can include future wage loss (which is a function of future earnings power and wage inflation) and future medical treatment costs. Property damage payments result from damages to the claimant’s private property arising from the policyholder’s legal obligation for non-intentional acts. In most cases, property damage losses are a function of costs as of the loss date, or soon thereafter. Defense costs are also a part of the insured costs covered by liability policies and can be significant, sometimes greater than the cost of the actual paid claims, though for some products this risk is mitigated by policy language such that the insured portion of defense costs erodes the amount of policy limit available to pay the claim.

Multiple peril liability is generally considered a long tail line, as it takes a relatively long period of time to finalize and settle claims from a given accident year. The speed of claim reporting and claim settlement is a function of the specific coverage provided and the jurisdiction, among other factors. There are numerous components underlying the multiple peril liability product line. Some of these have relatively moderate payment patterns (with most of the claims for a given accident year closed within 5 to 7 years), while others can have extreme lags in both reporting and payment of claims (e.g., a reporting lag of a decade for “construction defect” claims).

Examples of common reserving factors that can change and, thus, affect the estimated multiple peril liability reserves include:

Multiple peril liability reserving factors

•       Changes in claim handling philosophies (e.g., case reserving standards)

•       Changes in policy provisions or court interpretations of such provisions

•       New theories of liability

•       Trends in jury awards

•       Changes in the propensity to sue, in general with specificity to particular issues

•       Changes in statutes of limitations

•       Changes in the underlying court system

•       Distortions from losses resulting from large single accounts or single issues

•       Changes in tort law

•       Shifts in law suit mix between federal and state courts

•       Changes in settlement patterns

Multiple peril liability book of business reserving factors

•       Changes in policy provisions (e.g., deductibles, policy limits, or endorsements)

•       Changes in underwriting standards

•       Product mix (e.g., size of account, industries insured, or jurisdiction mix)

Commercial automobile liability

The commercial automobile product line is a mix of property and liability coverages and, therefore, includes both short and long tail coverages. The payments that are made quickly typically pertain to auto physical damage (property) claims and property damage (liability) claims. The payments that take longer to finalize and are more difficult to estimate relate to bodily injury claims. Commercial automobile reserves are typically analyzed in three components; bodily injury liability, property damage liability, and collision/comprehensive claims. This last component has minimum reserve risk and fast payouts and, accordingly, separate reserving factors are not presented. In general, claim reporting lags are minor, claim complexity is not a major issue, and the line is viewed as high frequency, low to moderate severity.

Examples of common reserving factors that can change and, thus, affect the estimated commercial automobile liability reserves include:

Bodily injury and property damage liability reserving factors

•       Trends in jury awards

•       Changes in the underlying court system

•       Changes in case law

•       Litigation trends

•       Frequency of claims with payment capped by policy limits

•       Change in average severity of accidents, or proportion of severe accidents

•       Subrogation opportunities

•       Changes in claim handling philosophies (e.g., case reserving standards)

•       Frequency of visits to health providers

•       Number of medical procedures given during visits to health providers

•       Types of health providers used

•       Types of medical treatments received

•       Changes in cost of medical treatments

•       Degree of patient responsiveness to treatment

Commercial automobile liability book of business reserving factors

•       Changes in policy provisions (e.g., deductibles, policy limits, or endorsements)

•       Changes in mix of insured vehicles (e.g., long-haul trucks versus local and smaller vehicles, or fleet risks versus non-fleet risks)

•       Changes in underwriting standards

General liability

See the above discussions under the liability product lines with regard to reserving factors for multiple peril.

Homeowners/Farmowners

Homeowners/Farmowners is generally considered a short tail coverage. Most payments are related to the property portion of the policy, where the claim reporting and settlement process is generally restricted to the insured and the insurer. Claims on property coverage are typically reported soon after the actual damage occurs, although delays of several months are not unusual. The resulting settlement process is typically fairly short term, although exceptions do exist. The liability portion of the homeowners/farmowners policy generates claims which take longer to pay due to the involvement of litigation and negotiation, but with generally small reporting lags. Overall, the line is generally high frequency, low to moderate severity (except for catastrophes), with simple to moderate claim complexity.

Examples of common reserving factors that can change and, thus, affect the estimated homeowners/farmowners reserves include:

Non-catastrophe reserving factors

•       Salvage opportunities

•       Amount of time to return property to residential use

•       Changes in weather patterns

•       Local building codes

•       Litigation trends

•       Trends in jury awards

Catastrophe reserving factors

•       Physical concentration of policyholders

•       Availability and cost of local contractors

•       Local building codes

•       Quality of construction of damaged homes

•       Amount of time to return property to residential use

•       For the more severe catastrophic events, “demand surge” inflation, whereby the greatly increased demand for building materials such as plywood far surpasses the immediate supply, leading to short-term material increases in building material costs

Homeowners/Farmowners book of business reserving factors

•       Policy provisions mix (e.g., deductibles, policy limits, or endorsements)

•       Degree of concentration of policyholders

•       Changes in underwriting standards

Primary Insurance Operations Loss and LAE Development

Loss and LAE development—2004

We experienced $99.3 million of net unfavorable development on prior accident year loss and LAE reserves during 2004, relating primarily to 2002 and prior accident years. The net unfavorable development related primarily to personal auto liability, general liability and multiple peril reserves due in part to emerging trends in claims experienced in our run-off operations, including national account and program claims administered by third parties. These claim trends principally included higher defense costs and higher damages from liability assessments.

Prior to 2004, we had made assumptions that case reserving standards and settlement practices in the run-off operations would be consistent with the standards and practices that were observed in the ongoing operations. During 2004, multiple peril liability and general liability case incurred loss and LAE for run-off claims was double that for ongoing claims. As a result, management increased the overall level of reserves for run-off during 2004. In addition, management undertook a more in depth review of the standards and practices as they applied to run-off claims and formed a separate run-off claims unit.

Loss and LAE development—2005

In 2005, we experienced $99.0 million of unfavorable development on prior accident year loss reserves, primarily due to higher than anticipated defense costs and higher damages from liability assessments in general liability and multiple peril reserves in our run-off operations.

Specifically, management had implicitly assumed at December 31, 2004 that the IBNR and known case development would be approximately 26% of actual case reserves for the 2001 and prior accident years for multiple peril and general liability. During 2005, case incurred loss and LAE was 72% of the entire future expected development which was unusually large for these long tail lines of business. As a result, management increased IBNR reserves for these lines so that as of year end 2005 the IBNR was approximately 40% relative to the remaining case reserves.

Loss and LAE development—2006

In 2006, we experienced $11.3 million of unfavorable development on prior accident year loss reserves, primarily due to development on losses related to hurricane events impacting our excess property policies.

Specifically at December 31, 2005, management had reviewed all known losses related to hurricane events impacting our excess property policies. Based on information at that time, management established reserves for those losses which were expected to reach our coverage layers. During 2006, several individual claims experienced adverse development resulting in more losses penetrating our coverage layers. As a result, management increased held reserves as of December 31, 2006 to reflect the actual adverse claim development as well as a provision for future adverse development on these claims.

Primary Insurance Operations Case and IBNR Reserves by Line of Business

Loss and LAE reserves, net of reinsurance recoverables on unpaid losses, by line of business at December 31, 2005 and 2006 for our Primary Insurance Operations were as follows:

	December 31, 2005			December 31, 2006
	Case	IBNR	Total	Case	IBNR	Total
	($ in millions)
Workers compensation(1)	$195.2	$132.6	$327.8	$82.0	$136.3	$218.3
Personal automobile liability	445.5	174.7	620.2	378.6	187.5	566.1
Multiple peril(1)(2)	310.4	236.0	546.4	237.9	193.0	430.9
Commercial automobile liability	140.2	65.6	205.8	110.2	66.2	176.4
General liability(2)	106.1	227.2	333.3	77.0	281.1	358.1
Homeowners/Farmowners	81.1	41.4	122.5	72.7	33.4	106.1
Other(1)	115.5	59.9	175.4	105.2	67.4	172.6
Total	$1,394.0	$937.4	$2,331.4	$1,063.6	$964.9	$2,028.5

(1)          Includes loss and LAE reserves related to A&E.

(2)          Includes loss and LAE reserves related to construction defect claims.

Primary Insurance Operations Range of Reserves by Line of Business

Our range of reserve estimates at December 31, 2006 was evaluated to consider the strengths and weaknesses of the actuarial methods applied against our historical claims experience data. The following table shows the recorded reserves and the high and low ends of our range of reasonable loss and LAE reserve estimates at December 31, 2006. The high and low ends of our range of reserve estimates in the table below are based on the results of various actuarial methods described above.

	December 31, 2006
	Low	Recorded	High
	($ in millions)
Workers compensation	$183	$218.3	$304
Personal automobile liability	502	566.1	582
Multiple peril	401	430.9	526
Commercial automobile liability	169	176.4	190
General liability	283	358.1	382
Homeowners/Farmowners	93	106.1	107
Other	159	172.6	174
Total	$1,790	$2,028.5	$2,265

The recorded reserves represent management’s best estimate of unpaid loss and LAE by line of business. We use the results of several different actuarial methods to develop our estimate of ultimate reserves. While we have not determined the statistical probability of actual ultimate paid losses falling within the range, management believes that it is reasonably likely that actual ultimate paid losses will fall within the ranges noted above because the ranges were developed by using several different generally accepted actuarial methods.

The probability that ultimate losses will fall outside of the ranges of estimates by line of business is higher for each line of business individually than it is for the sum of the estimates for all lines taken together due to the effects of diversification. The diversification effects result from the fact that losses across our different lines of business are not completely correlated. Although management believes our reserves are reasonably stated, ultimate losses may deviate, perhaps materially, from the recorded reserve amounts and could be above the high end of the range of actuarial projections. This is because ranges are developed based on known events as of the valuation date, whereas the ultimate disposition of losses is subject to the outcome of events and circumstances that may be unknown as of the valuation date.

The percentages shown in the following table represent the linear interpolation of where our recorded loss and LAE reserves are within the range of reserves estimates by line of business at December 31, 2005 and 2006, where the low end of the range equals zero, the middle of the range equals 50% and the high end of the range equals 100%.

	December 31,
	2005	2006
	(expressed as a percentage of the range)
Workers compensation	39%	29%
Personal automobile liability	61	81
Multiple peril	30	24
Commercial automobile liability	37	33
General liability	57	75
Homeowners/Farmowners	83	93
Other	78	91
Total	46%	50%

For some types of claims, such as workers compensation, management used forecasting models that consider the unique loss development characteristics of these types of claims. As a result of the trends suggested by these models, management chose a point estimate that was at a lower point in the range at December 31, 2006 as compared to the prior year. Management also selected a point estimate higher in the range for newer and/or growing segments of business, in part based on their view that actuarial methods that rely on historical loss and LAE patterns may have a higher degree of uncertainty for these businesses. As these segments accumulate more historical data, management’s selections place greater reliance on the emerging experience. For personal automobile liability, this resulted in our recording reserves at the higher end of the range in 2006, reflecting a more conservative view of recently emerging favorable loss experience. Management has also selected a point estimate higher in the range for general liability as the reserves in this line are increasingly related to our growing professional liability businesses. For homeowners and “other” (principally shorter tailed lines of business such as ocean and inland marine insurance) recorded reserves remain at the high end of their respective ranges, as management’s selections reflect a conservative approach to recognition of recent favorable incurred loss development patterns.

Sensitivity Analysis

The following discussion includes disclosure of possible variations from current estimates of loss reserves due to a change in certain key assumptions. Each of the impacts described below is estimated individually, without consideration for any correlation among key assumptions or among lines of business. Therefore, it would be inappropriate to take each of the amounts described below and add them together in an attempt to estimate volatility for our reserves in total. It is important to note that the variations discussed are not meant to be a worst-case scenario, and therefore, it is possible that future variations may be more than amounts discussed below.

•       Workers compensation:   Recorded reserves for workers compensation were $218.3 million at December 31, 2006. The two most important assumptions for workers compensation reserves are loss development factors and loss cost trends, particularly medical cost inflation. Loss development patterns are dependent on medical cost inflation. Approximately half of the workers compensation net reserves are related to future medical costs. Across the entire reserve base, a 0.5 point change in calendar year medical inflation would have changed the estimated net reserve by $54 million at December 31, 2006, in either direction.

•       Personal automobile liability:   Recorded reserves for personal auto liability were $566.1 million across all lines at December 31, 2006. Personal auto liability reserves are shorter-tailed than other lines of business (such as workers compensation) and, therefore, less volatile. However, the size of the reserve base means that future changes in estimate could be material to our results of operations in any given period. A key assumption for personal auto liability is the implicit loss cost trend, particularly the severity trend component of loss costs. A 2.0 point change in assumed annual severity for the two most recent accident years would have changed the estimated net reserve by $15.7 million at December 31, 2006, in either direction. Assumed annual severity for accident years prior to the two most recent accident years is likely to have minimal variability.

•       Multiple peril liability and general liability:   Recorded reserves for multiple peril and general liability combined were $789.0 million at December 31, 2006. Reported loss development patterns are a key assumption for these lines of business, particularly for more mature accident years. Historically, assumptions on reported loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g. construction defect claims) or a shift in the mixture between smaller, more routine claims and larger, more complex claims. If the severity trend for construction defect claims changed by 3.0 points this would have changed the estimated net reserve by $10.9 million at December 31, 2006, in either direction. Separately, if case reserve adequacy for non construction defect claims changed by 10.0 points this would have changed the estimated net reserve by $22.9 million at December 31, 2006, in either direction.

2. Reinsurance Transactions

Our insurance subsidiaries purchase reinsurance from time to time to protect their businesses from losses due to exposure aggregation, to manage their operating leverage ratios and to limit ultimate losses arising from catastrophic events. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. Amounts related to reinsurance contracts are recorded in accordance with SFAS 113.

In connection with the OneBeacon Acquisition, we purchased reinsurance contracts with two reinsurance companies rated “AAA” (“Extremely Strong”, the highest of twenty-one ratings) by Standard & Poor’s and “A++” (“Superior”, the highest of fifteen ratings) by A.M. Best. One is a reinsurance cover with NICO which entitles us to recover up to $2.5 billion in ultimate loss and LAE incurred related to A&E claims arising from business written by our predecessor prior to 1992 and 1987, respectively. As of December 31, 2006, we have ceded estimated incurred losses of approximately

$2.1 billion to NICO under the NICO Cover. The other contract is a reinsurance cover with General Reinsurance Corporation, or GRC, for up to $570 million of additional losses on all claims arising from accident years 2000 and prior, which we refer to as the GRC Cover. As of December 31, 2006, we have ceded estimated incurred losses of $550.0 million to GRC under the GRC Cover. The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the OneBeacon Acquisition, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for as prospective reinsurance under GAAP in accordance with Emerging Issues Task Force Topic No. D-54, or EITF Topic D-54.

The collectibility of reinsurance recoverables is subject to the solvency and willingness to pay of the reinsurer. We are selective in choosing our reinsurers, placing reinsurance principally with those reinsurers with a strong financial condition, industry ratings and underwriting ability. Management monitors the financial condition and ratings of our reinsurers on an ongoing basis. See Note 5—”Reinsurance” of the accompanying consolidated financial statements for additional information on our reinsurance programs.

3. Purchase Accounting

When we acquire another company, our management must estimate the fair values of the assets and liabilities acquired, as prescribed by SFAS No. 141, “Business Combinations.” Certain assets and liabilities require little judgment to estimate their fair values, particularly those that are quoted on a market exchange, such as publicly-traded investment securities. Other assets and liabilities, however, require a substantial amount of judgment to estimate their fair values. The most significant of these is the estimation required to fair value loss and LAE reserves. We estimate the fair value of loss and LAE reserves obtained in an acquisition following the principles contained within Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Concepts No. 7: “Using Cash Flow Information and Present Value in Accounting Measurements”, or CON 7. Under CON 7, the fair value of a particular asset or liability essentially contains five elements: (1) an estimate of the future cash flows; (2) expectations about possible variations in the amount or timing of those cash flows; (3) the time value of money, represented by the risk-free rate of interest; (4) the price for bearing the uncertainty inherent in the asset or liability; and (5) other, sometimes unidentifiable, factors including illiquidity and market imperfections.

Our actuaries estimate the fair value of loss and LAE reserves obtained in an acquisition by taking the acquired company’s recorded reserves and discounting them based on expected reserve payout patterns using the current risk-free rate of interest. Then, our actuaries develop additional cash flow scenarios that use different payout and ultimate reserve assumptions deemed to be reasonably possible based upon the inherent uncertainties present in determining the amount and timing of payment of such reserves. In each scenario, the risk-free rate of interest is used to discount future cash flows. These scenarios are put in a statistical model that assigns a probability to each cash flow scenario. Our actuaries then choose the scenario that best represents the price for bearing the uncertainty inherent within the acquired company’s recorded reserves. The “price” for bearing the uncertainty inherent within the acquired company’s reserves is measured as the difference between the selected cash flow scenario and the expected cash flow scenario. The scenario selected has typically been between 1.5 and 2 standard deviations from the expected cash flow outcome. The fair value of the acquired company’s loss and LAE reserves is determined to be the sum of the expected cash flow scenario (i.e., the acquired company’s discounted loss and LAE reserves) and the uncertainty “price.”

The difference between an acquired company’s loss and LAE reserves and our best estimate of the fair value of such reserves at the acquisition date is amortized ratably over the payout period of the acquired loss and LAE reserves. Historically, the fair value of an acquired company’s loss and LAE reserves has been less than its nominal reserves at acquisition. Accordingly, the amortization has been and will continue to be recorded as an expense on our income statement until fully amortized. The outstanding pre-tax unaccreted adjustment as of December 31, 2006 was $33.4 million.

FORWARD-LOOKING STATEMENTS

The information contained in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or referenced in this report that address activities, events or developments which we expect or anticipate will or may occur in the future are forward-looking statements. The words “will,” “believe,” “intend,” “expect,” “anticipate,” “project,” “estimate,” “predict” and similar expressions are also intended to identify forward-looking statements. These forward-looking statements include, among others, statements with respect to our:

•       growth in book value per share or return on equity;

•       business strategy;

•       financial and operating targets or plans;

•       incurred loss and loss adjustment expenses and the adequacy of its loss and loss adjustment expense reserves and related reinsurance;

•       projections of revenues, income (or loss), earnings (or loss) per share, dividends, market share or other financial forecasts;

•       expansion and growth of its business and operations; and

•       future capital expenditures.

These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform with its expectations and predictions is subject to a number of risks and uncertainties that could cause actual results to differ materially from expectations, including:

•       the risks discussed beginning on page 26 of this Form 10-K;

•       recorded loss and loss adjustment expense reserves subsequently proving to have been inadequate;

•       claims arising from catastrophic events, such as hurricanes, earthquakes, floods or terrorist attacks;

•       competitive forces, including the conduct of other property and casualty insurers and reinsurers;

•       changes in domestic or foreign laws or regulations, or their interpretation, applicable to us, our competitors or our clients;

•       the continued availability of capital and financing;

•       general economic, market or business conditions;

•       an economic downturn or other economic conditions adversely affecting our financial position;

•       business opportunities (or lack thereof) that may be presented to us and pursued; and

•       other factors, most of which are beyond our control.

Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us or our business or operations. We assume no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our consolidated balance sheet includes a substantial amount of assets and liabilities whose fair values are subject to market risk. The term market risk refers to the risk of loss arising from adverse changes in interest rates and other relevant market rates and prices. Due to our sizable balances of interest rate sensitive instruments, market risk can have a significant effect on our consolidated financial position.

Interest Rate Risk

Fixed Maturity Portfolio.   In connection with our consolidated insurance subsidiaries, we invest in interest rate sensitive securities, primarily debt securities. Our strategy is to purchase fixed maturity investments that are attractively priced in relation to perceived credit risks. Our fixed maturity investments are held as available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” or SFAS 115, whereby these investments are carried at fair value on the balance sheet with net unrealized gains or losses reported net of tax in a separate component of common shareholder’s equity. We generally manage our interest rate risk associated with our portfolio of fixed maturity investments by monitoring the average duration of the portfolio, which allows us to achieve an adequate yield without subjecting the portfolio to an unreasonable level of interest rate risk. Our fixed maturity portfolio is comprised of primarily investment grade corporate securities, U.S. government and agency securities, municipal obligations and mortgage-backed securities (e.g., those receiving an investment grade rating from Standard & Poor’s or Moody’s).

Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of fixed maturity investments, respectively. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions.

The table below summarizes the estimated effects of hypothetical increases and decreases in market interest rates on our fixed maturity investments and pension fixed maturity investments:

	Fair value at December 31, 2006	Assumed change in relevant interest rate	Estimated fair value after change in interest rate	After-tax increase (decrease) in carrying value
	($ in millions)
Fixed maturity investments	$3,832.2	100 bp decrease	$3,910.7	$51.0
		50 bp decrease	3,872.1	25.9
		50 bp increase	3,792.3	(26.0)
		100 bp increase	3,751.4	(52.5)
Pension fixed maturity investments	$286.9	100 bp decrease	$295.3	$5.5
		50 bp decrease	291.1	2.7
		50 bp increase	282.6	(2.8)
		100 bp increase	278.5	(5.5)

Long-term obligations.   As of December 31, 2006, our interest and dividend bearing long-term obligations consisted primarily of the Senior Notes and the Berkshire Preferred Stock obligation, which have fixed interest and dividend rates. As a result, our exposure to interest rate risk resulting from variable interest rate obligations is insignificant.

The Senior Notes were issued in 2003 and mature on May 15, 2013. At December 31, 2006, the fair value of the Senior Notes was $705.4 million, which compared to a carrying value of $698.7 million. The Berkshire Preferred Stock was issued in 2001 and matures on May 31, 2008. At December 31, 2006, the fair value of the Berkshire Preferred Stock obligation was $319.5 million compared to a carrying value of $242.3 million.

The fair values of these obligations were estimated by discounting future cash flows using current market rates for similar obligations or using quoted market prices.

Equity Price Risk.   The carrying values of our common equity securities and our other investments are based on quoted market prices or management’s estimates of fair value (which is based, in part, on quoted market prices) as of the balance sheet date. Market prices of common equity securities, in general, are subject to fluctuations which could cause the amount to be realized upon sale or exercise of the instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments, general market conditions and supply and demand imbalances for a particular security.

Foreign Currency Exchange Rates.   Our investments denominated in foreign currencies are valued using period-end exchange rates and our net investment income on foreign-denominated securities are valued using average exchange rates. Foreign currency exchange rate risk is the risk that we will incur losses on a U.S. dollar basis due to adverse changes in foreign currency exchange rates.

At December 31, 2006, we held $258.5 million in bonds denominated in foreign currencies, mostly in British pounds and Australian dollars. Assuming a hypothetical 10% increase or decrease in the rate of exchange from the British pound and Australian dollar to the U.S. dollar as of December 31, 2006, the carrying value of our foreign currency-denominated bond portfolio would have respectively decreased or increased by $25.9 million.

Mortgage Note on Real Estate Owned.   In connection with our purchase of land and an office building in 2005 that became our headquarters in the fourth quarter of 2006, we entered into a $40.8 million, 18-year mortgage note which has a variable interest rate based upon the lender’s 30 day LIBOR rate. As of December 31, 2006, we had fully drawn on the mortgage note. Repayment will commence in January 2009.

Cash Flow Hedge.   Concurrent with entering into the mortgage note in 2005, we also entered into an interest rate swap to hedge our exposure to the variability in the interest rate on the mortgage note. The notional amount of the swap is equal to the debt outstanding on the mortgage note and will be adjusted to match the drawdowns and repayments on the mortgage note so that the principal amount of the mortgage note and the notional amount of the swap are equal at all times. Under the terms of the swap, we pay a fixed interest rate of approximately 6% and receive a variable interest rate based on the same LIBOR index used for the mortgage note. Interest paid or received on the swap is reported in interest expense. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, or SFAS 133, we have accounted for the swap as a cash flow hedge and have recorded the interest rate swap at fair value on the balance sheet in other assets. Changes in the fair value of the interest rate swap, which was a $0.6 million gain, after-tax, for the year ended December 31, 2006, is reported as a component of other comprehensive income. We monitor continued effectiveness of the hedge by monitoring the changes in the terms of the instruments as described above as compared to the actual changes in principal and notional amount in the mortgage note and interest rate swap, respectively.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data have been filed as a part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page F-1 of this report.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

The Company is not an accelerated filer and therefore is not required to include the assessment and reports required under this item.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for profession services rendered by PricewaterhouseCoopers LLP for the audit the Company’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2006.

Year ended December 31, 2006
Audit fees(1)	$1.5
Audit-related fees(2)	0.9
Tax fees(3)	0.1
Total(4)	$2.5

(1)          The fees in this category were for professional services rendered in connection with (i) the audits of the Company’s annual financial statements set forth in the Company’s Annual Report on Form 10-K, (ii) the review of the Company’s quarterly financial statements in connection with the review set for in White Mountains Quarterly Reports on Form 10-Q and (iii) audits of the Company’s subsidiaries that are required by statute or regulation.

(2)          The fees in this category were for professional services rendered in connection with (i) consultations concerning financial accounting and reporting standards of transactions or events, (ii) employee benefit plan audits and (iii) services that generally only the Company’s independent registered public accounting firm reasonably can provide such as comfort letters.

(3)          The fees in this category were for professional services rendered in connection with tax strategy assistance and tax compliance services.

(4)          These fees are a component of the total accountant fees incurred by OBIG during 2006.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.   Documents Filed as Part of the Report

The financial statements and financial statement schedules and reports of independent auditors have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page F-1 of this report. A listing of exhibits filed as part of the report appears on page 88 of this report.

b.   Exhibits

Exhibit No.	Description
31.1*	Certification of T. Michael Miller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Paul H. McDonough pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of T. Michael Miller pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Paul H. McDonough pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed Herewith

**             Furnished Herewith

c.   Financial Statement Schedules

The financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page F-1 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

FUND AMERICAN COMPANIES, INC.
	By:	/s/ T. MICHAEL MILLER
T. Michael Miller
Date: March 28, 2007		President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date
/s/ T. MICHAEL MILLER	Director, Chairman of the Board, President and	March 28, 2007
T. Michael Miller	Chief Executive Officer
/s/ PAUL H. MCDONOUGH	Director and Chief Financial Officer	March 28, 2007
Paul H. McDonough
/s/ ANN MARIE ANDREWS	Chief Accounting Officer	March 28, 2007
Ann Marie Andrews

FUND AMERICAN COMPANIES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2006
	($ in millions, except share and per share amounts)
Assets
Available-for-sale investments:
Fixed maturity investments, at fair value (amortized cost $3,520.2 and $3,489.9)	$3,553.9	$3,528.2
Common equity securities, at fair value (cost $459.3 and $568.9)	591.3	737.1
Short-term investments, at amortized cost (which approximates fair value)	200.6	269.1
Held-to-maturity investments (assets held in trust):
Fixed maturity investments, at amortized cost (estimated fair value $0 and $304.0)	—	305.0
Short-term investments, at amortized cost (which approximates fair value)	—	13.3
Other investments (cost $240.4 and $229.5)	275.2	278.1
Total investments	4,621.0	5,130.8
Cash	43.9	41.4
Reinsurance recoverable on unpaid losses	1,171.6	1,032.6
Reinsurance recoverable on unpaid losses—Berkshire Hathaway, Inc.	1,949.3	1,810.0
Reinsurance recoverable on paid losses	24.3	32.4
Premiums receivable	605.1	517.1
Securities lending collateral	447.1	528.8
Deferred acquisition costs	204.4	183.8
Investment in unconsolidated affiliate	168.0	—
Deferred tax asset	197.2	75.0
Intercompany debt receivable	8.1	—
Investment income accrued	45.7	34.7
Ceded unearned premiums	28.0	38.2
Accounts receivable on unsettled investment sales	2.9	6.7
Other assets	314.5	375.2
Assets of discontinued operations	272.4	—
Total assets	$10,103.5	$9,806.7
Liabilities
Loss and LAE reserves	$5,354.3	$4,837.7
Unearned premiums	1,042.8	985.2
Debt	744.9	759.5
Securities lending payable	447.1	528.8
Preferred stock subject to mandatory redemption—Berkshire Hathaway, Inc (redemption value $300.0)	214.0	242.3
Ceded reinsurance payable	77.1	71.9
Accounts payable on unsettled investment purchases	1.9	11.2
Other liabilities	535.4	622.6
Liabilities of discontinued operations	202.2	—
Total liabilities	8,619.7	8,059.2
Common Shareholder’s equity
Common shares and paid-in surplus (par value $1, issued and outstanding, 505 shares)	920.1	970.5
Retained earnings	406.0	590.1
Accumulated other comprehensive income, after-tax:
Net unrealized gains on investments	162.0	171.8
Net unrealized foreign currency translation (losses) gains	(1.1)	12.0
Other comprehensive (loss) income items	(3.2)	3.1
Total common shareholder’s equity	1,483.8	1,747.5
Total liabilities and common shareholder’s equity	$10,103.5	$9,806.7

See Notes to Consolidated Financial Statements including Note 19—“Commitments and Contingencies.”

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year ended December 31,
	2004	2005	2006
	($ in millions)
Revenues
Earned premiums	$2,087.1	$2,012.7	$2,075.9
Net investment income	208.1	234.5	187.6
Net realized investment gains	129.0	122.9	163.7
Net other revenues	63.7	21.9	27.4
Total revenues	2,487.9	2,392.0	2,454.6
Expenses
Loss and LAE	1,385.4	1,390.4	1,283.6
Policy acquisition expenses	359.8	349.3	379.9
Other underwriting expenses	350.0	263.4	360.1
General and administrative expenses	43.7	3.2	9.8
Accretion of fair value adjustment to loss and LAE reserves	33.2	26.0	23.0
Interest expense on debt	43.4	44.1	45.5
Interest expense—dividends on preferred stock subject to mandatory redemption	28.3	28.3	28.3
Interest expense—accretion on preferred stock subject to mandatory redemption	17.3	22.1	28.3
Total expenses	2,261.1	2,126.8	2,158.5
Pre-tax income	226.8	265.2	296.1
Income tax provision	(98.5)	(140.1)	(92.6)
Income from continuing operations before equity in earnings of unconsolidated affiliates	128.3	125.1	203.5
Equity in earnings of unconsolidated affiliates	27.4	5.6	10.3
Income from continuing operations	155.7	130.7	213.8
(Loss) income from discontinued operations	(24.1)	25.2	1.2
Gain from sale of discontinued operations, net of tax	—	21.1	—
Net income	131.6	177.0	215.0
Change in net unrealized gains and losses for investments held	148.3	(57.5)	102.1
Recognition of net unrealized gains and losses for investments sold	(82.1)	(60.3)	(85.0)
Change in foreign currency translation	19.0	(25.3)	13.1
Change in other comprehensive (loss) income items	(2.4)	(1.7)	0.4
Comprehensive net income	$214.4	$32.2	$245.6

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY

	Common shareholder’s equity	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income, after-tax
	($ in millions)
Balances at January 1, 2004	$2,676.8	$1,816.6	$597.4	$262.8
Net income	131.6	—	131.6	—
Other comprehensive income, after-tax	82.8	—	—	82.8
Dividends to FAEH	(360.0)	—	(360.0)	—
Distributions of capital to FAEH	(968.7)	(925.6)	—	(43.1)
Contributions of capital from FAEH	29.1	29.1	—	—
Balances at December 31, 2004	1,591.6	920.1	369.0	302.5
Net income	177.0	—	177.0	—
Other comprehensive loss, after-tax	(144.8)	—	—	(144.8)
Dividends to FAEH	(140.0)	—	(140.0)	—
Balances at December 31, 2005	1,483.8	920.1	406.0	157.7
Adjustment to adopt SFAS No. 155, after-tax	—	—	7.1	(7.1)
Net income	215.0	—	215.0	—
Other comprehensive income, after-tax	30.6	—	—	30.6
Dividends to FAEH	(38.0)	—	(38.0)	—
Contributions of capital from FAEH	50.4	50.4	—	—
Adjustment to adopt SFAS No. 158, after-tax	5.7	—	—	5.7
Balances at December 31, 2006	$1,747.5	$970.5	$590.1	$186.9

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2004	2005	2006
	($ in millions)
Cash flows from operations:
Net income	$131.6	$177.0	$215.0
Charges (credits) to reconcile net income to cash flows used for operations:
Loss (income) from discontinued operations	24.1	(25.2)	(1.2)
Gain from sale of discontinued operations	—	(21.1)	—
Net realized investment gains	(129.0)	(122.9)	(163.7)
Other operating items:
Net change in loss and LAE reserves	(868.0)	443.8	(516.6)
Net change in unearned premiums	—	41.4	(57.6)
Net change in premiums receivable	(94.8)	(81.4)	88.0
Net change in reinsurance recoverable on paid and unpaid losses	312.2	(710.9)	270.2
Net change in other assets and liabilities	(63.7)	(166.7)	310.6
Net cash (used for) provided from operating activities of continuing operations	(687.6)	(466.0)	144.7
Net cash provided from (used for) operating activities of discontinued operations	109.6	84.9	(22.0)
Net cash (used for) provided from operations	(578.0)	(381.1)	122.7
Cash flows from investing activities:
Net change in short-term investments available-for-sale	147.1	153.9	(73.8)
Net change in short-term investments held-to-maturity	—	—	(13.3)
Sales of fixed maturity investments	3,792.1	2,951.1	1,764.8
Maturities of fixed maturity investments	666.4	48.5	468.2
Sales of common equity securities	202.0	389.4	433.5
Sales of other investments	26.7	16.9	17.8
Sales of consolidated and unconsolidated affiliate, net of cash sold	192.0	23.4	11.1
Sale of renewal rights	—	—	32.0
Sale of discontinued operations	—	138.2	94.7
Purchase of consolidated affiliate, net of cash acquired	(30.0)	—	—
Purchases of fixed maturity investments available-for-sale	(3,834.5)	(2,762.5)	(2,116.5)
Purchases of common equity securities	(100.9)	(291.4)	(413.4)
Purchases of other investments	(80.6)	(115.5)	(72.0)
Purchases of fixed maturity investments held-to-maturity	—	—	(303.3)
Net change in unsettled investment purchases and sales	(60.2)	(0.3)	5.5
Net acquisitions of property and equipment	(4.2)	(31.9)	(8.0)
Net cash provided from (used for) investing activities of continuing operations	915.9	519.8	(172.7)
Net cash (used for) provided from investing activities of discontinued operations	(61.5)	(12.5)	19.8
Net cash provided from (used for) investing activities	854.4	507.3	(152.9)
Cash flows from financing activities:
Proceeds from issuances of debt	—	18.4	22.4
Repayment of debt	—	—	(8.0)
Dividends to FAEH	(228.9)	(112.5)	(4.5)
Contribution of capital from FAEH	—	—	46.1
Dividends paid on mandatorily redeemable preferred stock	(28.3)	(28.3)	(28.3)
Net cash (used for) provided from financing activities of continuing operations	(257.2)	(122.4)	27.7
Net cash used for financing activities of discontinued operations	(9.1)	—	—
Net cash (used for) provided from financing activities	(266.3)	(122.4)	27.7
Net increase (decrease) in cash during year	10.1	3.8	(2.5)
Cash balance at beginning of year	30.0	40.1	43.9
Cash balance at end of year	$40.1	$43.9	$41.4

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   Nature of Operations and Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Fund American Companies, Inc. (the “Company” or “FAC”) and its subsidiaries (collectively, “Fund American”) and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Fund American’s operating companies are U.S.-based property and casualty insurance writers, substantially all of which operate in a multi-company pool. Fund American offers a wide range of specialty, commercial and personal products and services sold primarily through select independent agencies and brokers.

FAC was created in 2000 by White Mountains Insurance Group, Ltd. (“White Mountains”) to acquire and subsequently be the holding company for OneBeacon Insurance Group LLC (together with its subsidiaries, “OneBeacon”). On June 1, 2001, FAC acquired OneBeacon from Aviva plc (“Aviva”, formerly CGNU), (the “OneBeacon Acquisition”). During 2006, White Mountains undertook an internal reorganization and formed OneBeacon Insurance Group, Ltd. (OBIG) for the purpose of holding certain of its property and casualty insurance businesses. As part of this reorganization, certain of White Mountains’ businesses that were historically indirect wholly-owned subsidiaries of White Mountains, including FAC, became indirect wholly-owned subsidiaries of OBIG. During the fourth quarter of 2006, White Mountains sold 27.6 million or 27.6% of OBIG’s common shares in an initial public offering. Within this report, the term “Fund American” is used to refer to one or more entities within the consolidated organization, as the context requires. The Company is a U.S. based company with its headquarters located at 1 Beacon Lane, Canton, Massachusetts 02021 and its principal executive office located at 601 Carlson Parkway, Minnetonka, Minnesota 55305.

Fund American’s reportable segments are Primary Insurance Operations, Affiliate Quota Shares, and Other Operations, as defined below. Fund American’s Primary Insurance Operations segment includes the results of substantially all of its insurance operations, with the exception of certain quota share arrangements with affiliates of White Mountains as described below.

During 2004 and 2005, Fund American entered into two quota share reinsurance arrangements with other subsidiaries of White Mountains. Under the Sirius Quota Share, Fund American ceded between 6% and 12% of business written, effective April 1, 2004, to Sirius International Insurance Corporation. Under the Esurance Quota Share, which was effective on January 1, 2005, Fund American assumed approximately 85% of business written by Esurance Insurance Company, which includes business written by its wholly-owned subsidiary, Esurance Property and Casualty Insurance Company. These quota share agreements were commuted during the fourth quarter of 2006 in connection with OBIG’s initial public offering.

Fund American’s Other Operations segment consists of activities of the Company.

All significant intercompany transactions have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

As discussed in further detail in Note 2, “Discontinued Operations,” in 2004 and 2006, Fund American distributed or sold certain consolidated subsidiaries to White Mountains. As part of a reorganization immediately preceding OBIG’s initial public offering, Fund American sold certain other consolidated subsidiaries to White Mountains on August 3, 2006 at GAAP book value. In addition, Fund American sold National Farmers Union Property and Casualty Company (“NFU”), its wholly-owned subsidiary, in September 2005. The distributed or sold subsidiaries, including those that were sold in August 2006, and NFU have been classified as discontinued operations. Accordingly, the results of operations for the distributed or sold subsidiaries and NFU are presented net of tax, as income or loss from discontinued operations in the consolidated statements of income and comprehensive income. The assets and liabilities of the distributed or sold subsidiaries and NFU were aggregated and presented under separate captions on the consolidated balance sheets. NFU’s results of operations are included in discontinued operations through the date of its sale. The gain on sale of NFU is included in gain from discontinued operations, net of tax, in 2005. Cash flows associated with the operating, financing and investing activities of discontinued operations are aggregated and presented under separate captions in the consolidated statements of cash flows.

Basis of presentation

Investment securities

The majority of Fund American’s fixed maturity investments are classified as available-for-sale and are reported at fair value as of the balance sheet date as determined by quoted market prices. The basis of presentation for Fund American’s portfolio of fixed maturity investments that is not classified as available-for-sale is described below. Fund American’s portfolio of common equity securities is classified as available-for-sale and is reported at fair value as of the balance sheet date as determined by quoted market prices. Net unrealized investment gains and losses on available-for-sale securities are reported net, after-tax, as a separate component of common shareholder’s equity. Changes in net unrealized investment gains and losses, after-tax, are reported as a component of other comprehensive income. Investment securities are regularly reviewed for impairment based on criteria that include the extent to which cost exceeds market value, the duration of the market decline, the financial health of and specific prospects for the issuer and the ability and intent to hold the investment to recovery. Investment losses that are determined to be other-than-temporary are recognized in earnings. Realized gains and losses resulting from sales of investment securities are accounted for using the weighted average method. Premiums and discounts on fixed maturity investments are accreted to income over the anticipated life of the investment.

Fund American owns convertible bonds with embedded derivatives. Prior to January 1, 2006, in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), Fund American bifurcated all equity option derivatives that are embedded in its convertible bonds. The original host instruments were reported, at fair value, in fixed maturity investments and the embedded derivatives were reported, at fair value, in other investments. Changes in fair values of the equity options were included in realized investment gains and losses. Effective January 1, 2006, Fund American adopted SFAS No. 155, “Accounting for Certain Hybrid Instruments, an amendment to Statements No. 133 and 140” (“SFAS 155”). SFAS 155 eliminated the requirement to bifurcate financial instruments with embedded derivatives if the holder of the instrument elects to account for the entire instrument on a fair value basis with changes in fair value of the entire instrument recorded through income as realized investment gains or losses. Prior to adoption of SFAS 155, Fund American had recorded $143.6 million related to the host instrument in fixed maturity investments and $73.6 million for the equity conversion option in other investments. Upon adoption of SFAS 155, Fund American recorded an adjustment of $7.1 million to reclassify net unrealized gains on investments (gross gains of $7.1 million and gross losses of $0 million) to opening retained earnings to reflect the cumulative effect of adoption. At December 31, 2006, Fund American had $379.7 million of convertible bonds recorded in fixed maturity investments.

Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year. Short-term investments are carried at amortized cost, which approximated fair value as of December 31, 2005 and 2006.

In connection with OBIG’s initial public offering and as part of the reorganization described above, Fund American created an irrevocable grantor trust and funded it with assets sufficient to make the remaining dividend and redemption payments for $300 million of preferred stock that will be redeemed in May of 2008. See Mandatorily Redeemable Preferred Stock section of this note and Note 11 for further discussion of preferred stock subject to mandatory redemption. The cash contributed to fund this trust was used to purchase a portfolio of fixed maturity securities. This portfolio of fixed maturity investments is classified as held-to-maturity and is reported at amortized cost. The creation and funding of the trust does not legally defease the preferred stock or create any additional rights for the holders of preferred stock, although the assets in the trusts remain segregated from Fund American’s other general assets. Fund American has the ability and intent to hold the investments in this portfolio to maturity. Certain of the investments purchased to fund the trust matures within one year and are therefore reflected as short-term investments. Consistent with the basis of presentation described above, these short-term investments are carried at amortized cost, which approximated fair value as of December 31, 2006. These investments are referred to herein as “assets held in trust”.

Other investments include limited partnership, hedge funds and private equity interests. Changes in Fund American’s interest in other investments accounted for using the equity method are included in realized investment gains or losses. Changes in Fund American’s interest in other investments not accounted for under the equity method are reported, net of tax, as a component of common shareholder’s equity with changes therein reported, after-tax, as a component of other comprehensive income.

Fund American participates in a securities lending program as a mechanism for generating additional investment income on its fixed maturity portfolio. Under the security lending arrangements, certain of its fixed maturity investments are loaned to other institutions for short periods of time through a lending agent. Fund American maintains control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the asset. Collateral, in the form of cash and United States government securities, is required at a rate of 102% of the fair value of the loaned securities, is controlled by the lending agent and may not be sold or re-pledged. The fair value of the securities lending collateral is recorded as both an asset and liability on the balance sheet, however, other than in the event of default by the borrower, this collateral is not available to Fund American and will be remitted to the borrower by the lending agent upon the return of the loaned securities. Because of these restrictions, Fund American considers its securities lending activities to be non cash transactions. An indemnification agreement with the lending agent protects Fund American in the event a borrower becomes insolvent or fails to return any of the securities on loan.

Cash Flow Hedge

Contemporaneously with entering into a variable rate mortgage note during 2005, as further described in Note 7, Fund American entered into an interest rate swap agreement under which it pays a fixed rate and receives a variable rate to hedge its exposure to interest rate fluctuations. The notional amount of the swap is equal to the outstanding principal of the mortgage note it hedges and is adjusted at the same time as the mortgage note principal changes for drawdowns and repayments. The underlying index used to determine the variable interest paid under the swap is the same as that used for Fund American’s variable rate mortgage note. In accordance with SFAS 133, Fund American has accounted for the swap as a cash flow hedge and has recorded the interest rate swap at fair value on the balance sheet in other assets. Changes in the fair value of the interest rate swap, after tax, are reported as a component of other comprehensive income. Fund American monitors continued effectiveness of the hedge by monitoring the changes in the terms of the instruments as described above as compared to the actual changes in principal and notional amount in the mortgage note and interest rate swap, respectively.

Cash

Cash includes amounts on hand and demand deposits with banks and other financial institutions. Amounts presented in the statement of cash flows are shown net of balances acquired and sold in the purchase or sale of the Company’s consolidated subsidiaries.

Insurance operations

Fund American accounts for insurance policies that it writes in accordance with SFAS No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS 60”). Premiums written are recognized as revenues and are earned ratably over the term of the related policy. Unearned premiums represent the portion of premiums written that are applicable to future insurance coverage provided by policies. AutoOne, which acts as a limited assigned distribution (“LAD”) servicing carrier, enters into contractual arrangements with insurance companies to assume private passenger and commercial automobile assigned risk exposures in 22 states. AutoOne receives LAD and commercial limited assigned distribution (“CLAD”) servicing fees from these other companies for assuming these risks. LAD and CLAD servicing fees are typically a percentage of the total premiums that AutoOne must write to fulfill the obligation of the transferor company. In addition, LAD servicing carriers may choose to write certain policies voluntarily by taking risks out of the New York Automobile Insurance Plan (“NYAIP”). These policies generate takeout credits which can be “sold” for fees (“takeout fees”) to other carriers. These other carriers in turn can use such credits to reduce their obligations to write assigned risk business. AutoOne’s LAD and CLAD servicing and takeout fees are recorded as written premium when billed and are earned ratably over the term of the related policy to which the fee relates.

Deferred acquisition costs represent commissions, premium taxes, brokerage expenses and other costs which are directly attributable to and vary with the production of new business. These costs are deferred and amortized over the applicable premium recognition period as policy acquisition expenses. Deferred acquisition costs are limited to the amount expected to be recovered from future earned premiums and anticipated investment income. This limitation is referred to as a premium deficiency. A premium deficiency is recognized if the sum of expected loss and loss adjustment expenses (“LAE”), unamortized acquisition costs, and maintenance costs exceeds related unearned premiums. A premium deficiency is recognized by charging any unamortized acquisition costs to expense to the extent required in order to eliminate the deficiency. If the premium deficiency exceeds unamortized acquisition costs then a liability is accrued for the excess deficiency. For the years ended December 31, 2004, 2005 and 2006, no deferred acquisition costs were charged to expense based on the determination of a premium deficiency.

Loss and LAE are charged against income as incurred. Unpaid insurance loss and LAE are based on estimates (generally determined by claims adjusters, legal counsel and actuarial staff) of the ultimate costs of settling claims, including the effects of inflation and other societal and economic factors. Unpaid reinsurance loss and LAE are based primarily on reports received from ceding companies and actuarial projections. Unpaid loss and LAE reserves represent management’s best estimate of ultimate loss and LAE, net of estimated salvage and subrogation recoveries, if applicable. Such estimates are regularly reviewed and updated and any adjustments resulting therefrom are reflected in current operations. The process of estimating loss and LAE involves a considerable degree of judgment by management and the ultimate amount of expense to be incurred could be considerably greater than or less than the amounts currently reflected in the financial statements.

Fund American discounts certain of its long term workers compensation loss and LAE reserves when such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual claim basis. Fund American discounts these reserves using an average discount rate which is determined based on the facts and circumstances applicable at the time the claims are settled (5.0% and 5.3% at December 31, 2005 and 2006, respectively). As of December 31, 2005 and 2006, the discount on Fund American’s workers compensation loss and LAE reserves amounted to $214.3 million and $190.7 million, respectively.

In connection with purchase accounting for the OneBeacon Acquisition, Fund American was required to adjust to fair value its loss and LAE reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on the acquired balance sheet as of June 1, 2001. This net reduction to loss and LAE reserves of $300.0 million is being accreted through an income statement charge ratably with and over the period the claims are settled. See Note 4.

Fund American’s insurance subsidiaries enter into ceded reinsurance contracts from time to time to protect their businesses from losses due to concentration of risk, to manage their operating leverage ratios and to limit losses arising from catastrophic events. The majority of such reinsurance contracts are executed through excess of loss treaties and catastrophe contracts under which the reinsurer indemnifies for a specified part or all of certain types of losses over stipulated amounts arising from any one occurrence or event. Fund American has also entered into quota share treaties with reinsurers under which all risks meeting prescribed criteria are covered on a pro rata basis. The amount of each risk ceded by Fund American is subject to maximum limits which vary by line of business and type of coverage. Amounts related to reinsurance contracts are recorded in accordance with SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” (“SFAS 113”) and Emerging Issues Task Force (“EITF”) Topic No. D-54 (“EITF Topic D-54”) as applicable.

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. The collectibility of reinsurance recoverables is subject to the solvency of the reinsurers. Fund American is selective in regard to its reinsurers, principally placing reinsurance with those reinsurers with strong financial condition, industry ratings and underwriting ability. Management monitors the financial condition and ratings of its reinsurers on an ongoing basis.

Reinsurance premiums, commissions, expense reimbursements and reserves related to reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other companies are reported as a reduction of premiums written. Expense allowances received in connection with reinsurance ceded have been accounted for as a reduction of the related policy acquisition costs and are deferred and amortized accordingly. Funds held under reinsurance treaties represent contractual payments due to the reinsurer that Fund American has retained to secure obligations of the reinsurer. Such amounts are recorded as liabilities in the consolidated financial statements.

Accounting for Mandatory Shared Market Mechanisms

As a condition to its licenses to do business in certain states, Fund American’s insurance operations must participate in various mandatory shared market mechanisms commonly referred to as “residual” or “involuntary” markets. These markets generally consist of risks considered to be undesirable from a standard or routine underwriting perspective. Each state dictates the levels of insurance coverage that is mandatorily assigned to participating insurers within these markets. The total amount of such business an insurer must accept in a particular state is generally based on that insurer’s market share of voluntary business written within that state. In certain cases, Fund American is obligated to write business from shared market mechanisms at a future date based on its historical market share of all voluntary policies written within that state. Involuntary business generated from mandatory shared market mechanisms is accounted for in accordance with SFAS 60 or as assumed reinsurance under SFAS 113, depending upon the structure of the mechanism.

Fund American’s market assignments are typically required to be written in the current period, although, in certain cases Fund American is required to accept policy assignments at a future date. Fund American’s residual market assignments to be written in the future primarily relate to private passenger automobile assigned risk exposures within the State of New York where several of Fund American’s insurance subsidiaries write voluntary automobile insurance. The share of involuntary written premium for policies assigned by the NYAIP to a particular insurer in a given year is based on the proportion of the total voluntary writings in New York two years prior. Anticipated losses associated with future market assignments are recognized in accordance with SFAS No. 5, “Accounting for Contingencies”, when the amount of such anticipated losses is determined to be probable and can be reasonably estimated.

Accounting for Insurance Related Assessments

Under existing guaranty fund laws in all states, insurers licensed to do business in those states can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. In accordance with Statement of Position (“SOP”) 97-3, “Accounting by Insurance and Other Enterprises for Insurance Related Assessments” (“SOP 97-3”), Fund American’s insurance subsidiaries record guaranty fund assessments when such assessments are billed by the respective guaranty funds. In addition, each insurance subsidiary’s policy is to accrue for any significant insolvencies when the loss is probable and the assessment amount can be reasonably estimated.

Deferred Software Costs

Fund American capitalizes costs related to computer software developed for internal use during the application development stage of software development projects in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. These costs generally consist of certain external, payroll and payroll related costs. Fund American begins amortization of these costs once the project is completed and ready for its intended use. Amortization is on a straight line basis and over a useful life of three to five years. At December 31, 2005 and 2006, Fund American had deferred software costs of $44.0 million and $35.1 million, respectively.

Federal and foreign income taxes

Deferred tax assets and liabilities are recorded when a difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes exists, and for other temporary differences as defined by SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). The deferred tax asset or liability is recorded based on tax rates expected to be in effect when the difference reverses. The deferred tax asset is recognized when it is more likely than not that it will be realized.

Foreign currency exchange

The U.S. dollar is the functional currency for all of Fund American’s businesses. Fund American is subject to foreign currency fluctuations associated with its foreign investment securities. Assets recorded in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Net foreign exchange gains and losses arising from the translation are generally reported in common shareholder’s equity, in accumulated other comprehensive income or loss, net of tax. As of December 31, 2005 and 2006, Fund American had an after-tax unrealized foreign currency translation (losses) gains of $(1.1) million and $12.0 million, respectively, recorded on its consolidated balance sheets.

Variable Interest Entities

In December 2003, the FASB issued Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46R”), which addresses consolidation issues surrounding special purpose entities and certain other entities, collectively termed variable interest entities (“VIE”), to which previous accounting guidance on consolidation does not apply. A VIE is an entity in which the equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Under FIN 46R, the primary beneficiary of a VIE is required to consolidate the VIE in its financial statements. The primary beneficiary is an entity that has a variable interest that will absorb the majority of the VIE’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. Fund American adopted the disclosure provisions of FIN 46R beginning with its December 31, 2002 consolidated financial statements and its consolidation provisions as of March 31, 2004. See Note 16.

Mandatorily Redeemable Preferred Stock

Fund American has mandatorily redeemable preferred stock which is considered a noncontrolling interest and has been recorded as a liability at its historical carrying value in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments With Characteristics of Both Liability and Equity”. Dividends and accretion on Fund American’s mandatorily redeemable preferred stock have been recorded as interest expense. See Note 11.

Recently Adopted Changes in Accounting Principles

Share-Based Compensation

Fund American’s share-based compensation programs consist primarily of performance shares. Fund American’s share-based compensation plans are designed to maximize shareholder value over long periods of time by aligning the financial interests of its management with those of its owners. Performance shares are payable only upon achievement of pre-defined business goals and are valued based on the market value of White Mountains’ common shares at the time awards are earned. Performance shares are typically paid in cash, though they may be paid in White Mountains’ common shares at the election of the Board of Directors, or may be deferred in accordance with the terms of the Company’s deferred compensation plans. Fund American expenses the full cost of all its share-based compensation. See Note 10.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”), which is a revision to SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Effective January 1, 2006, Fund American adopted SFAS 123R to account for its share-based compensation under the modified prospective method of adoption. Under this method of adoption, SFAS 123R applies to new grants of share-based awards, awards modified after the effective date and the remaining portion of the fair value of the unvested awards at the adoption date. The unvested portion of Fund American performance share awards, as well as new awards, are subject to the fair value measurement and recognition requirements of SFAS 123R.

Prior to adoption of SFAS 123R, Fund American accounted for its share-based compensation plans under the recognition and measurement principles of APB 25, and related interpretations, and the disclosure provisions of SFAS 123. The accounting treatment for Fund American’s performance share awards under APB 25 was identical to the method prescribed by SFAS 123, whereby the liability for performance share awards was measured each period based upon the current market price of the underlying common shares. Under APB 25, the liability for the compensation cost for performance share awards was measured each period based upon the current market price of the underlying common shares. Forfeitures were recognized as they occurred. Upon adoption of SFAS 123R an estimate of future forfeitures was incorporated into the determination of the compensation cost for performance shares. The effect of this change was immaterial.

During 2004, 2005 and 2006, Fund American recorded compensation charges (credits) of $132.1 million, $(5.2) million and $8.0 million, respectively, for outstanding performance shares.

Performance Shares

The following summarizes performance share activity for the years ended December 31, 2005 and 2006:

	Year Ended December 31,
	2005		2006
	Target performance shares outstanding	Accrued expense	Target performance shares outstanding	Accrued expense
	(in millions)
Beginning of year	156,410	$174.2	10,650	$7.1
Payments and deferrals(1)(2)	(145,275)	(160.4)	—	(3.8)
Forfeitures and cancellations	(10,735)	(6.8)	(412)	(0.1)
New awards	10,250	—	11,360	—
Transfers(3)	—	—	(5,540)	(1.2)
Expense recognized	—	0.1	—	5.8
End of year	10,650	$7.1	16,058	$7.8

(1)          Performance share payments in 2005 for the 2002-2004 performance cycle ranged from 135% to 200% of target.

(2)          Performance share payments in 2006 for the 2003-2005 performance cycle were made at 142% of target.

(3)          Represents the transfer of employee liabilities associated with business formerly held by Fund American that were unrelated to its ongoing operations.

The following summarizes performance shares outstanding and accrued performance share expense at December 31, 2006 for each performance cycle:

	Target performance shares outstanding	Accrued expense
	(in millions)
Performance cycle:
2004—2006	4,400	$3.7
2005—2007	5,350	2.1
2006—2008	6,720	2.1
Sub-total	16,470	7.9
Assumed forfeitures	(412)	(0.1)
Total at December 31, 2006	16,058	$7.8

If 100% of the outstanding performance shares had been vested on December 31, 2006, the total additional compensation cost to be recognized would have been $4.4 million, based on current accrual factors (common share price and payout assumptions).

All performance shares earned for the 2002-2004 and the 2003-2005 performance cycles were settled in cash or by deferral into certain non-qualified deferred compensation plans of the Company’s subsidiaries.

Hybrid Financial Instruments

In February 2006, the FASB issued SFAS 155. The Statement eliminates the requirement to bifurcate financial instruments with embedded derivatives if the holder of the instrument elects to account for the entire instrument on a fair value basis. Changes in fair value are recorded as realized gains. The fair value election may be applied upon adoption of the Statement for hybrid instruments that had been bifurcated under SFAS 133 prior to adoption. The Statement is effective for fiscal years commencing after September 15, 2006 with early adoption permitted as of the beginning of an entity’s fiscal year.

Fund American adopted SFAS 155 effective January 1, 2006. See Investment securities section of this note for a discussion of effect of adoption.

Defined Benefit Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment to Statements No. 87, 88, 106 and 132R” (“SFAS 158”). The Statement requires an employer that sponsors a defined benefit plan to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation (for defined benefit pension plans) or the accumulated benefit obligation (for other postretirement benefit plans) in its statement of financial position. The Statement also requires recognition of amounts previously deferred and amortized under SFAS 87 and SFAS 106 in other comprehensive income in the period in which they occur. Under the new Statement, plan assets and obligations must be measured as of the fiscal year end. The Statement is effective for Fund American for fiscal years ending after December 15, 2006.

Fund American adopted SFAS 158 effective December 31, 2006. As a result, Fund American recognized the over-funded status of its projected benefit obligation related to its qualified pension plan increasing the asset on its balance sheet by $8.8 million and recognizing a $5.7 million after-tax adjustment to accumulated other comprehensive income at December 31, 2006. See Note 9.

Recent Accounting Pronouncements

Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of SFAS 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under the new guidance, recognition is based upon whether or not a company determines that it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. In evaluating the more-likely-than-not recognition threshold, a company should presume the tax position will be subject to examination by a taxing authority with full knowledge of all relevant information. If the recognition threshold is met, then the tax position is measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. Fund American expects the effect of adoption to be modest and to consist of reclassification of certain income tax related assets and liabilities in our statement of financial position and an immaterial effect on the balance of retained earnings. Fund American does not expect the adoption to have a material effect on its results of operations or cash flows.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). The Statement provides a revised definition of fair value and guidance on the methods used to measure fair value. The Statement also expands financial statement disclosure requirements for fair value information. The Statement establishes a fair value hierarchy that distinguishes between assumptions based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in SFAS 157 prioritizes inputs within three levels. Quoted prices in active markets have the highest priority (Level 1) followed by observable inputs other than quoted prices (Level 2) and unobservable inputs having the lowest priority (Level 3). The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application allowed for entities that have not issued financial statements in the fiscal year of adoption. Fund American has not yet determined the effect of adoption on its financial condition, results of operations or cash flows.

NOTE 2.   Discontinued Operations

In 2004 and 2006, Fund American distributed or sold certain consolidated subsidiaries at GAAP book value to White Mountains. These subsidiaries are included in discontinued operations and comprise the following entities:

Distributed in 2004:

•       Folksamerica Holding Company, including its wholly-owned subsidiary, Folksamerica Reinsurance Company—a reinsurance company that is now part of White Mountains Re Group, Ltd.;

•       Esurance Inc. and Esurance Insurance Services Inc.—a holding company parent and an insurance agency/services company;

Sold in 2004:

•       Esurance Insurance Company and Esurance Property and Casualty Company—two property-casualty insurance companies.

Sold in 2006:

•       White Mountains Advisors LLC—an investment management subsidiary;

•       White Mountains Management Company, Inc. and White Mountains Capital, Inc.—both service companies;

•       White Mountains Services Holdings and White Mountains Services, LLC—these companies contain the remainder of mortgage banking run-off assets from the sale of substantially all the mortgage banking assets of White Mountains Services Corporation (formerly Source One Mortgage Services Corporation) to Citibank Mortgage, Inc. in 1999;

•       Tuckerman Capital, L.P. and Tuckerman Capital II, L.P.—both private equity fund investments;

•       International American Group—primarily consists of American Centennial Insurance Company and British Insurance Company of Cayman, two run-off insurance companies.

On September 30, 2005, Fund American sold NFU to QBE Insurance Group, Ltd. (“QBE”) for $138.3 million in cash. NFU is included in discontinued operations for all periods presented through the date of its sale. Fund American recognized a gain of approximately $26.2 million ($21.1 million after-tax)

on the sale which is included in gain from sale of discontinued operations and is presented net of tax on the statements of consolidated income and comprehensive income.

Fund American’s net income from continuing operations excludes the results of operations for the above entities for all periods presented. Income or loss from discontinued operations has been presented separately and is shown net of related income taxes.

Assets and liabilities of entities classified as discontinued operations have been aggregated and are presented under separate captions on the consolidated balance sheets. The following details the assets and liabilities summarized under those captions:

December 31,
Selected Balance Sheet Data	2005
($ in millions)
Cash	$0.3
Total investments	111.8
Reinsurance recoverable on paid and unpaid losses	26.3
Other assets	134.0
Total assets of discontinued operations	$272.4
Loss and LAE reserves	$61.1
Ceded reinsurance payable	4.1
Funds held under reinsurance	0.1
Other liabilities	136.9
Total liabilities of discontinued operations	$202.2

NOTE 3.   Acquisitions and Dispositions

During the first quarter of 2004, Fund American sold 4.5 million common shares of Montpelier Re Holdings, Ltd., or Montpelier, to third parties for net proceeds of $155.3 million. As a result of this sale, as well as changes to the composition of the Board of Directors of both Montpelier and White Mountains, Fund American changed the method of accounting for its remaining common share investment in Montpelier as of March 31, 2004 from an equity method investment in an unconsolidated affiliate to a common equity security classified as available-for-sale and carried at fair value. See Note 6.

On March 31, 2004, Fund American acquired Atlantic Specialty Insurance Company (“Atlantic Specialty”), a subsidiary of Atlantic Mutual Insurance Company (“Atlantic Mutual”), and the renewal rights to Atlantic Mutual’s segmented commercial insurance business, including the unearned premiums on the acquired book (the “Atlantic Specialty Transaction”). In connection with its acquisition of Atlantic Specialty, Fund American paid $30.1 million in cash and issued a $20.0 million note to the seller. See Note 7. Fund American’s 2004 results of operations include $404.0 million of net written premiums related to the Atlantic Specialty Transaction. Under the terms of the agreement, Fund American paid Atlantic Mutual a renewal commission on the premiums renewed during the twelve months following the Atlantic Specialty Transaction.

During the third quarter of 2004, Fund American entered into an agreement to sell the renewal rights to most of its pre-Atlantic Mutual New York commercial business to Tower Insurance Group. The transaction was effective with December 1, 2004 renewals. The gross written premium in force at the time of this transaction for the book of business totaled approximately $110.0 million. Fund American retained the commercial business acquired from Atlantic Mutual.

During the fourth quarter of 2004, Fund American sold two of its inactive licensed subsidiaries, Potomac Insurance Company of Illinois and Western States Insurance Company for $25.3 million, as well as its boiler inspection service business, for $11.5 million and recognized combined pre-tax gains on the sales of $22.1 million through net other revenues. The sales were all made to third parties.

On August 2, 2005, Fund American sold one of its inactive licensed subsidiaries, Traders and Pacific Insurance Company (“TPIC”), to Endurance Reinsurance for $23.4 million in cash and recognized a pre-tax gain of $8.0 million on the sale through net other revenues.

During the second quarter of 2006, Fund American sold one of its inactive licenses subsidiaries, Homeland Central Insurance Company (“HCIC”) to a subsidiary of White Mountains. In connection with the sale of HCIC, Fund American recorded a $6.0 million gain associated with the sale as additional paid in capital.

On September 29, 2006, Fund American sold certain assets and the right to renew existing policies of Agri, a division of Fund American that provided commercial farm and ranch and commercial agricultural insurance products, for $32.0 million in cash to QBE and recorded a pre-tax gain of $30.4 million through net other revenues. In connection with this sale, Fund American entered into agreements under which, at the option of QBE, it will write the policies of Agri on a direct basis and cede 100% of this business to QBE.

On October 31, 2006, Fund American restructured its investment in Main Street America Holdings, Inc. (“MSA”). Fund American received a $70 million cash dividend from MSA following which Fund American sold its 50% common stock investment in MSA to Main Street America Group, Inc. (“the MSA Group”) for (i) $70.0 million in 9.0% non-voting cumulative perpetual preferred stock of the MSA Group and (ii) 4.9% of the common stock of the MSA Group. Effective October 31, 2006, Fund American accounts for its remaining investment in the MSA Group in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” See Note 1 for a discussion of Fund American’s accounting for investment securities. Prior to the sale, Fund American owned 50% of the total common shares outstanding of MSA and accounted for this investment using the equity method of accounting. These transactions resulted in a net after-tax realized gain of $8.5 million. See Note 15.

NOTE 4.   Reserves for Unpaid Loss and LAE

Fund American’s insurance subsidiaries establish loss and LAE reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain.

Reserves are typically comprised of (1) case reserves for claims reported and (2) reserves for losses that have occurred but for which claims have not yet been reported, referred to as incurred but not reported (“IBNR”) reserves, which include a provision for expected future development on case reserves. Case reserves are estimated based on the experience and knowledge of claims staff regarding the nature and potential cost of each claim and are adjusted as additional information becomes known or payments are made. IBNR reserves are derived by subtracting paid loss and LAE and case reserves from estimates of ultimate loss and LAE. Actuaries estimate ultimate loss and LAE using various generally accepted actuarial methods applied to known losses and other relevant information. Like case reserves, IBNR reserves are adjusted as additional information becomes known or payments are made.

Ultimate loss and LAE are generally determined by extrapolation of claim emergence and settlement patterns observed in the past that can reasonably be expected to persist into the future. In forecasting ultimate loss and LAE with respect to any line of business, past experience with respect to that line of business is the primary resource, but cannot be relied upon in isolation. Fund American’s own experience, particularly claims development experience, such as trends in case reserves, payments on and closings of claims, as well as changes in business mix and coverage limits, is the most important information for estimating its reserves. External data, available from organizations such as statistical bureaus, consulting firms and reinsurance companies, is sometimes used to supplement or corroborate Fund American’s own experience, and can be especially useful for estimating costs of new business. For some lines of business, such as “long-tail” coverages discussed below, claims data reported in the most recent accident year is often too limited to provide a meaningful basis for analysis due to the typical delay in reporting of claims. For this type of business, Fund American uses a selected loss ratio method for the initial accident year or years. This is a standard and accepted actuarial reserve estimation method in these circumstances in which the loss ratio is selected based upon information used in pricing policies for that line of business, as well as any publicly available industry data, such as industry pricing, experience and trends, for that line of business.

Uncertainties in estimating ultimate loss and LAE are magnified by the time lag between when a claim actually occurs and when it is reported and settled. This time lag is sometimes referred to as the “claim-tail”. The claim-tail for most property coverages is typically short (usually a few days up to a few months). The claim-tail for liability/casualty coverages, such as automobile liability, general liability, products liability, multiple peril coverage, and workers compensation, can be especially long as claims are often reported and ultimately paid or settled years, even decades, after the related loss events occur. During the long claims reporting and settlement period, additional facts regarding coverages written in prior accident years, as well as about actual claims and trends may become known and, as a result, Fund American may adjust its reserves. If management determines that an adjustment is appropriate, the adjustment is booked in the accounting period in which such determination is made in accordance with GAAP. Accordingly, should reserves need to be increased or decreased in the future from amounts currently established, future results of operations would be negatively or positively impacted, respectively.

In determining ultimate loss and LAE, the cost to indemnify claimants, provide needed legal defense and other services for insureds and administer the investigation and adjustment of claims are considered. These claim costs are influenced by many factors that change over time, such as expanded coverage definitions as a result of new court decisions, inflation in costs to repair or replace damaged property, inflation in the cost of medical services and legislated changes in statutory benefits, as well as by the particular, unique facts that pertain to each claim. As a result, the rate at which claims arose in the past and the costs to settle them may not always be representative of what will occur in the future. The factors influencing changes in claim costs are often difficult to isolate or quantify and developments in paid and incurred losses from historical trends are frequently subject to multiple and conflicting interpretations. Changes in coverage terms or claims handling practices may also cause future experience and/or development patterns to vary from the past. A key objective of actuaries in developing estimates of ultimate loss and LAE, and resulting IBNR reserves, is to identify aberrations and systemic changes occurring within historical experience and accurately adjust for them so that the future can be projected reliably. Because of the factors previously discussed, this process requires the use of informed judgment and is inherently uncertain.

Loss and LAE reserve summary

The following table summarizes the loss and LAE reserve activities of Fund American’s insurance subsidiaries for the years ended December 31, 2004, 2005 and 2006:

	Year ended December 31,
	2004	2005	2006
	($ in millions)
Gross beginning balance	$5,695.9	$4,922.2	$5,354.3
Less beginning reinsurance recoverable on unpaid losses	(2,657.3)	(2,391.8)	(3,120.9)
Net loss and LAE reserves	3,038.6	2,530.4	2,233.4
Loss and LAE reserves sold—TPIC	—	(11.8)	—
Loss and LAE reserves consolidated—New Jersey Skylands	62.1	—	—
Loss and LAE incurred relating to:
Current year losses	1,286.1	1,291.4	1,272.3
Prior year losses	99.3	99.0	11.3
Total incurred loss and LAE	1,385.4	1,390.4	1,283.6
Accretion of fair value adjustment to net loss and LAE reserves	33.2	26.0	23.0
Loss and LAE paid relating to:
Current year losses	(547.3)	(497.8)	(589.5)
Prior year losses	(1,441.6)	(1,203.8)	(955.4)
Total loss and LAE payments	(1,988.9)	(1,701.6)	(1,544.9)
Net ending balance	2,530.4	2,233.4	1,995.1
Plus ending reinsurance recoverable on unpaid losses	2,391.8	3,120.9	2,842.6
Gross ending balance	$4,922.2	$5,354.3	$4,837.7

Loss and LAE development—2004

Fund American experienced $99.3 million of net unfavorable development on prior accident year loss and LAE reserves during 2004, relating primarily to 2002 and prior accident years. The net unfavorable development related primarily to personal auto liability, general liability and multiple peril reserves due in part to emerging trends in claims experienced in Fund American’s run-off operations, as well as national account and program claims administered by third parties. These claim trends principally included higher defense costs and higher damages from liability assessments.

Prior to 2004, Fund American had made assumptions that case reserving standards and settlement practices in the run-off operations would be consistent with the standards and practices that were observed in the ongoing operations. During 2004, multiple peril liability and general liability case incurred loss and LAE for run-off claims was double that for ongoing claims. As a result, management increased the overall level of reserves for run-off during 2004. In addition, management undertook a more in depth review of the standards and practices as they applied to run-off claims and formed a separate run-off claims unit.

Loss and LAE development—2005

In 2005, Fund American experienced $99.0 million of net unfavorable development on prior accident year loss reserves, primarily due to higher than anticipated defense costs and higher damages from liability assessments in general liability and multiple peril reserves in Fund American’s run-off operations.

Specifically, management had implicitly assumed at December 31, 2004 that the IBNR and known case development would be approximately 26% of actual case reserves for the 2001 and prior accident years for multiple peril and general liability. During 2005, case incurred loss and LAE was 72% of the entire future expected development which was unusually large for these long tail lines of business. As a result, management increased IBNR reserves for these lines so that as of year end 2005 the IBNR was approximately 40% relative to the remaining case reserves.

Loss and LAE development—2006

In 2006, Fund American experienced $11.3 million of unfavorable development on prior accident year loss reserves, primarily due to development on losses related to hurricane events impacting Fund American’s excess property policies.

Specifically at December 31, 2005, management had reviewed all known losses related to hurricane events impacting its excess property policies. Based on information at that time, management established reserves for those losses which were expected to reach the coverage layers. During 2006, several individual claims experienced adverse development resulting in more losses penetrating the coverage layers. As a result, management increased held reserves as of December 31, 2006 to reflect the actual adverse claim development as well as a provision for future adverse development on these claims.

Fair value adjustment

In connection with purchase accounting for the OneBeacon Acquisition, Fund American was required to adjust to fair value Fund American’s loss and LAE reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on Fund American’s acquired balance sheet as of June 1, 2001. This net reduction to loss and LAE reserves of $300.0 million is being accreted through an income statement charge ratably with and over the period the claims are settled. Accordingly, Fund American recognized $33.2 million, $26.0 million and $23.0 million of such charges, recorded as loss and LAE during 2004, 2005 and 2006, respectively.

The fair values of Fund American’s loss and LAE reserves and related reinsurance recoverables acquired on June 1, 2001 were based on the present value of their expected cash flows with consideration for the uncertainty inherent in both the timing of, and the ultimate amount of, future payments for losses and receipts of amounts recoverable from reinsurers. In estimating fair value, management adjusted the nominal loss reserves of Fund American (net of the effects of reinsurance obtained from the NICO Cover, as defined below, and the GRC Cover, as defined in Note 5) and discounted them to their present value using an applicable risk-free discount rate. The series of future cash flows related to such loss payments and reinsurance recoveries were developed using Fund American’s historical loss data. The resulting discount was reduced by the “price” for bearing the uncertainty inherent in Fund American’s net loss reserves in order to estimate fair value. This was approximately 11% of the present value of the expected underlying cash flows of the loss reserves and reinsurance recoverables of Fund American, which is believed to be reflective of the cost Fund American would incur if they had attempted to reinsure the full amount of its net loss and LAE reserves with a third party reinsurer.

Asbestos and environmental loss and LAE reserve activity

Fund American’s reserves include provisions made for claims that assert damages from A&E related exposures. Asbestos claims relate primarily to injuries asserted by those who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up costs obligations, particularly as mandated by Federal and state environmental protection agencies. In addition to the factors described above regarding the reserving process, Fund American estimates its A&E reserves based upon, among other factors, facts surrounding reported cases and exposures to claims, such as policy limits and deductibles, current law, past and projected claim activity and past settlement values for similar claims, as well as analysis of industry studies and events, such as recent settlements and asbestos-related bankruptcies. The cost of administering A&E claims, which is an important factor in estimating loss reserves, tends to be higher than in the case of non-A&E claims due to the higher legal costs typically associated with A&E claims.

In connection with the OneBeacon Acquisition, Aviva caused OneBeacon to purchase a reinsurance contract with National Indemnity Company (“NICO”) under which Fund American is entitled to recover from NICO up to $2.5 billion in the future for asbestos claims arising from business written by Fund American in 1992 and prior, environmental claims arising from business written by Fund American in 1987 and prior, and certain other exposures (the “NICO Cover”). Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of Fund American’s third party reinsurers in existence at the time the NICO Cover was executed (“Third Party Recoverables”). As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of Fund American. Any amounts uncollectible from third party reinsurers due to dispute or the reinsurers’ financial inability to pay are covered by NICO under its agreement with Fund American. Third Party Recoverables are typically for the amount of loss in excess of a stated level each year. Of claim payments in the past 11 years, approximately 50% of A&E losses have been recovered under the historical third party reinsurance.

In June 2005, Fund American completed an internal study of its A&E exposures. This study considered, among other items: (1) facts, such as policy limits, deductibles and available third party reinsurance, related to reported claims; (2) current law; (3) past and projected claim activity and past settlement values for similar claims; (4) industry studies and events, such as recent settlements and asbestos related bankruptcies; and (5) collectibility of third party reinsurance. Based on the study, Fund American increased its best estimate of its incurred losses ceded to NICO, net of underlying reinsurance, by $353 million ($841 million gross) to $2.1 billion, which is within the $2.5 billion coverage provided by the NICO Cover. Fund American estimated that the range of reasonable outcomes around its best estimate was $1.7 billion to $2.4 billion. Due to the NICO Cover, there was no impact to income or equity from the change in estimate.

The increase in the estimate of incurred A&E losses was principally driven by raised projections for claims related to asbestos (particularly from assumed reinsurance business), and for mass torts other than asbestos and environmental, particularly lead poisoning and sexual molestation. This increase was partially offset by reduced projections of ultimate hazardous waste losses.

As part of Fund American’s actuarial review process, Fund American’s actuaries review A&E activity each quarter and compare that activity to what was assumed in the original study. As of December 31, 2006, Fund American estimated that the range of reasonable outcomes around its best estimate was $1.7 billion to $2.4 billion.

As noted above, Fund American estimates that on an incurred basis it has used approximately $2.1 billion of the coverage provided by NICO at December 31, 2006. Since entering into the NICO Cover, $29.2 million of the $2.1 billion of utilized coverage relates to uncollected amounts from third party reinsurers through December 31, 2006. Net losses paid totaled approximately $847.0 million as of December 31, 2006, with $146.0 million paid in 2006. Asbestos payments during 2006 reflect payments resulting from intensified efforts by claimants to resolve asbestos claims prior to enactment of potential Federal asbestos legislation. To the extent that Fund American’s estimate of ultimate A&E losses as well as the estimate and collectibility of Third Party Recoverables differs from actual experience, the remaining protection under the NICO Cover may be more or less than the approximate $404.0 million that Fund American estimates remained at December 31, 2006.

Fund American’s reserves for A&E losses at December 31, 2006 represent management’s best estimate of its ultimate liability based on information currently available. However, as case law expands, medical and clean up costs increase and industry settlement practices change, Fund American may be subject to A&E losses beyond currently estimated amounts. Fund American cannot reasonably estimate at the present time loss reserve additions arising from any such future unfavorable developments and cannot be sure that allocated loss reserves, plus the remaining capacity under the NICO Cover and other reinsurance contracts, will be sufficient to cover additional liability arising from any such unfavorable developments.

The following tables summarize reported A&E loss and LAE reserve activities (gross and net of reinsurance) for Fund American for the years ended December 31, 2004, 2005 and 2006, respectively.

	Year ended December 31,
	2004			2005			2006
	Gross	Pre-NICO Net(1)	Net	Gross	Pre-NICO Net(1)	Net	Gross	Pre-NICO Net(1)	Net
	($ in millions)
Asbestos:
Beginning balance	$969.5	$641.6	$4.2	$868.9	$599.2	$8.5	$1,323.4	$845.9	$7.4
Incurred loss and LAE	6.7	1.5	5.9	544.8	307.5	—	(4.0)	(1.6)	—
Paid loss and LAE	(107.3)	(43.9)	(1.6)	(90.3)	(60.8)	(1.1)	(91.8)	(77.7)	(0.6)
Ending balance	868.9	599.2	8.5	1,323.4	845.9	7.4	1,227.6	766.6	6.8
Environmental:
Beginning balance	559.8	454.8	8.6	513.0	408.4	10.2	729.7	421.5	6.5
Incurred loss and LAE	9.6	4.7	6.7	265.7	42.7	2.0	(8.6)	(7.8)	—
Paid loss and LAE	(56.4)	(51.1)	(5.1)	(49.0)	(29.6)	(5.7)	(43.1)	(19.1)	4.1
Ending balance	513.0	408.4	10.2	729.7	421.5	6.5	678.0	394.6	10.6
Total asbestos and environmental:
Beginning balance	1,529.3	1,096.4	12.8	1,381.9	1,007.6	18.7	2,053.1	1,267.4	13.9
Incurred loss and LAE	16.3	6.2	12.6	810.5	350.2	2.0	(12.6)	(9.4)	—
Paid loss and LAE	(163.7)	(95.0)	(6.7)	(139.3)	(90.4)	(6.8)	(134.9)	(96.8)	3.5
Ending balance	$1,381.9	$1,007.6	$18.7	$2,053.1	$1,267.4	$13.9	$1,905.6	$1,161.2	$17.4

(1)             Represents A&E reserve activity, net of third party reinsurance, but prior to the NICO Cover.

NOTE 5.   Reinsurance

In the normal course of business, Fund American’s insurance subsidiaries seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. Fund American remains liable for risks reinsured even if the reinsurer does not honor its obligations under reinsurance contracts. The effects of reinsurance (including the quota share reinsurance agreements with affiliates) on Fund American’s insurance subsidiaries’ written and earned premiums and on loss and LAE were as follows:

	Year ended December 31,
	2004	2005	2006
	($ in millions)
Written premiums:
Direct	$2,115.2	$2,042.4	$2,028.0
Assumed	289.6	426.5	287.8
Ceded	(240.1)	(373.3)	(308.8)
Net written premiums	$2,164.7	$2,095.6	$2,007.0
Earned premiums:
Direct	$1,996.4	$2,043.5	$2,007.5
Assumed(1)	331.1	357.1	375.3
Ceded	(240.4)	(387.9)	(306.9)
Net earned premiums	$2,087.1	$2,012.7	$2,075.9
Loss and LAE:
Direct	$1,441.8	$2,157.4	$1,245.1
Assumed(1)	681.3	360.1	249.5
Ceded	(737.7)	(1,127.1)	(211.0)
Net loss and LAE	$1,385.4	$1,390.4	$1,283.6

(1)          On November 1, 2001, Fund American transferred its regional agency business, agents and operations in 42 states and the District of Columbia to Liberty Mutual pursuant to a renewal rights agreement

(the “Liberty Agreement”). The Liberty Agreement pro-rated results from renewals through October 31, 2003, at which time the renewal rights expired. Assumed amounts in 2004 principally relate to business assumed under the Liberty Agreement.

Through the quota share with Esurance, in 2005 and 2006 Fund American assumed premiums of $336.9 million and $227.4 million, loss and LAE of $177.1 million and $195.5 million, and expenses of $99.4 million and $114.4 million, respectively. At December 31, 2005, Fund American had assumed unearned premiums of $82.5 million and loss and LAE reserves of $62.3 million from Esurance. The quota share agreement with Esurance was commuted during the fourth quarter of 2006 in connection with OBIG’s initial public offering. At commutation cash and investments were used to settle the assets and liabilities assumed under this agreement.

Consistent with the terms of the quota share agreement with Sirius, Fund American’s cession to Sirius increased from 6% to 12% over the course of 2004. Fund American’s cession to Sirius was 12% for 2005 and 2006. Fund American ceded premiums of $115.9 million, $230.0 million and $178.0, loss and LAE of $62.7 million, $122.3 million and $92.2 million and expenses of $43.5 million, $86.2 million and $66.8 million for the years ended December 31, 2004, 2005 and 2006, respectively. At December 31, 2005, Fund American had ceded loss and LAE reserves of $103.8 million to Sirius. The quota share agreement with Sirius was commuted during the fourth quarter of 2006 in connection with OBIG’s initial public offering. At commutation a cash and investments were used to settle the assets and liabilities ceded under this agreement.

In the ordinary course of its business, Fund American purchases reinsurance from high-quality, highly rated third party reinsurers in order to minimize loss from large risks or catastrophic events.

The timing and size of catastrophe losses are unpredictable and the level of losses experienced in any year could be material to Fund American’s operating results and financial position. Examples of catastrophes include losses caused by earthquakes, wildfires, hurricanes and other types of storms and terrorist acts. The extent of losses caused by catastrophes is both a function of the amount and type of insured exposure in an area affected by the event and the severity of the event. Fund American continually assesses and implements programs to manage its exposure to catastrophe losses through individual risk selection and by limiting its concentration of insurance written in catastrophe-prone areas, such as coastal regions. In addition, Fund American imposes wind deductibles on existing coastal windstorm exposures. Fund American’s largest single event natural catastrophe exposures are Northeastern windstorms and California earthquakes.

Fund American seeks to further reduce its exposure to catastrophe losses through the purchase of catastrophe reinsurance. Fund American uses probable maximum loss (“PML”) forecasting to quantify its exposure to catastrophic losses. PML is a statistical modeling technique that measures a company’s catastrophic exposure as the maximum probable loss in a given time period.

Since the terrorist attacks of September 11, 2001, Fund American has sought to mitigate the risk associated with any future terrorist attacks by reducing the insured value of policies written in geographic areas with a high concentration of exposure to losses from terrorist attacks or by seeking to exclude coverage for such losses from their policies.

On December 22, 2005, the United States government extended the Terrorism Act, which was set to expire on December 31, 2005, for two more years. The Terrorism Act, originally enacted on November 26, 2002 establishes a Federal “backstop” for commercial property and casualty losses, including workers compensation, resulting from acts of terrorism by or on behalf of any foreign person or foreign interest. The law limits the industry’s aggregate liability by requiring the Federal government to share 85% of certified losses in 2007 once a company meets a specific retention or deductible as determined by its prior year’s direct written premiums and limits the aggregate liability to be paid by the government and industry without further action by Congress at $100.0 billion. In exchange for this “back-stop,” primary insurers are required to make coverage available to commercial insureds for losses from acts of non-domestic terrorism as specified in the Terrorism Act. The following types of coverage are excluded from the program: commercial automobile, burglary and theft, surety, farmowners multi-peril and all professional liability coverage except directors and officers coverage.

Fund American estimates its individual retention level for commercial policies subject to the Terrorism Act to be approximately $162 million in 2007. The aggregate industry retention level is $27.5 billion for 2007. The Federal government will pay 85% of covered terrorism losses that exceed Fund American’s or the industry’s retention levels in 2007, up to a total of $100 billion.

Fund American seeks to further reduce its potential loss from catastrophe exposures through the purchase of catastrophe reinsurance. Effective July 1, 2006, Fund American renewed its property catastrophe reinsurance program through June 30, 2007. Under that cover, the first $200 million of losses resulting from any single catastrophe are retained by the Company and losses from a single event in excess of $200 million and up to $850 million are reinsured for 100% of the loss. Fund American anticipates this $850 million limit is sufficient to cover Northeast windstorm losses with a 0.4%-0.5% probability of occurrence (1-in-250-year event to 1-in-200-year event). In the event of a catastrophe, Fund American’s property catastrophe reinsurance program can be reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.

Fund American’s property catastrophe reinsurance program does not cover personal or commercial property losses resulting from nuclear, biological or chemical terrorist attacks. The program covers personal property losses resulting from “certified” events as defined under the Terrorism Act, such as foreign terrorism, provided such losses were not caused by nuclear biological or chemical means. The program also covers personal and commercial property losses resulting from “non-certified” events as defined under the Terrorism Act, such as domestic terrorist attacks, provided such losses were not caused by nuclear, biological or chemical means.

Fund American also purchased individual property reinsurance coverage for certain risks to reduce large loss volatility. The property-per-risk reinsurance program reinsures losses in excess of $5 million up to $75 million. Individual risk facultative reinsurance may be purchased above $75 million where Fund American deems it appropriate. The property-per-risk treaty also provides one limit of reinsurance protection for losses in excess of $10 million up to $75 million on an individual risk basis for terrorism losses. However, nuclear, biological and chemical events are not covered.

Fund American also maintains a casualty reinsurance program that provides protection for individual risk or catastrophe losses involving workers compensation, general liability, automobile liability or umbrella liability in excess of $6 million up to $81 million. This program provides coverage for either “certified” or “non-certified” terrorism losses but does not provide coverage for losses resulting from nuclear, biological or chemical attacks.

In connection with the OneBeacon Acquisition, Aviva caused OneBeacon to purchase two reinsurance contracts: the NICO Cover, a reinsurance contract from NICO for up to $2.5 billion in old A&E claims and certain other exposures and an adverse development cover from General Reinsurance Corporation (“GRC”) for up to $570.0 million, comprised of $400.0 million of adverse development on losses occurring in years 2000 and prior (the “GRC Cover”) in addition to $170.0 million of reserves ceded as of the date of the OneBeacon Acquisition. The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the OneBeacon Acquisition, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for as prospective reinsurance under GAAP in accordance with EITF Topic D-54.

Pursuant to the GRC Cover, Fund American is not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. Fund American intends to only seek reimbursement from GRC for claims which result in payment patterns similar to those supporting its recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by Fund American on its own investments. This cost, if any, is expected to be small.

Reinsurance contracts do not relieve Fund American of its obligation to its insureds. Therefore, collectibility of balances due from its reinsurers is critical to Fund American’s financial strength. The following table provides a listing of Fund American’s top reinsurers for its primary insurance operations, excluding industry pools and associations and affiliates of Fund American, based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurer’s A.M. Best rating.

	Balance at		A.M. Best
	December 31, 2006	% of total	Rating(1)
($ in millions)
Subsidiaries of Berkshire (NICO and GRC)(2)	$2,217.2	71%	A++
Munich Reinsurance America (formerly America Reinsurance Company)	59.3	2%	A
Tokio Marine and Nichido Fire	52.3	2%	A++
Liberty Mutual and subsidiaries(3)	42.5	1%	A
Swiss Re	22.7	1%	A+

(1)          A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen ratings), “A+” (Superior, which is the second highest of fifteen ratings) and “A” (Excellent, which is the third highest of fifteen ratings).

(2)          Includes $404.0 million of Third Party Recoverables, which NICO would pay under the terms of the NICO Cover if they are unable to collect from third party reinsurers. Fund American also has an additional $384.0 million of Third Party Recoverables from various reinsurers, the majority of which are rated “A” of better by A.M. Best.

(3)          At December 31, 2006, Fund American had assumed balances payable and expenses payable of approximately $28.7 million under its renewal rights agreement with Liberty Mutual, which expired on October 31, 2003. In the event Liberty Mutual becomes insolvent, Fund American has the right to offset these balances against its reinsurance recoverable due from Liberty Mutual.

NOTE 6.   Investment Securities

Fund American’s net investment income is comprised primarily of interest income associated with Fund American’s fixed maturity investments, dividend income from its equity investments and interest income from its short-term investments. Net investment income for 2004, 2005 and 2006 consisted of the following:

	Year ended December 31,
	2004	2005	2006
	($ in millions)
Investment income:
Fixed maturity investments	$194.8	$175.9	$162.0
Short-term investments	3.3	8.4	13.2
Common equity securities	16.7	49.3	20.4
Other	7.0	15.2	5.5
Total investment income	221.8	248.8	201.1
Less investment expenses	(13.7)	(14.3)	(13.5)
Net investment income, pre-tax	$208.1	$234.5	$187.6

During the first quarter of 2005, Montpelier declared a special dividend of $5.50 per share, payable to holders of its common shares. Fund American recorded pre-tax investment income of $34.7 million in the first quarter for this special dividend, which was included in net investment income from common equity securities. For the years ended December 31, 2004, 2005 and 2006, Fund American also recorded an aggregate of $8.6 million, $7.2 million and $1.0 million in pre-tax investment income from Montpelier’s regular quarterly dividends.

The composition of net realized investment gains consisted of the following:

	Year ended December 31,
	2004	2005	2006
	($ in millions)
Fixed maturity investments	$24.4	$35.1	$39.3
Common equity securities	92.9	69.9	104.6
Other investments	11.7	17.9	19.8
Net realized investment gains, pre-tax	129.0	122.9	163.7
Income taxes attributable to realized investment gains and losses	(45.2)	(43.0)	(57.3)
Net realized investment gains, after-tax	$83.8	$79.9	$106.4

Fund American recognized gross realized investment gains of $144.8 million, $216.7 million and $189.3 million and gross realized investment losses of $15.8 million, $93.8 million and $25.6 million on sales of investment securities during 2004, 2005 and 2006, respectively. Of the $ 93.8 million in gross investment losses realized during 2005, $54.6 million related to an other-than-temporary impairment on Fund American’s investment in Montpelier common shares. The remaining balance of $39.2 million primarily represented realized losses on sales of fixed maturities, none of which individually exceeded $5.0 million.

During the first quarter of 2004, Fund American sold 4.5 million shares of Montpelier to third parties for net proceeds of $155.3 million, resulting in a realized investment gain of $35.2 million.

As of December 31, 2005, Fund American owned 6.3 million common shares of Montpelier, with a fair value of $115.7 million. On August 24, 2006, Fund American exchanged its investment in the common shares of Montpelier for an agreed-upon portfolio of common equity and fixed maturity securities of equal value that was owned by White Mountains. At the time of the exchange, Fund American’s investment in the common shares of Montpelier was in an unrealized loss position of $6.9 million. This loss was deferred at the time of the exchange as sales of investments between Fund American and entities under White Mountains’ common control are deferred. Subsequent to the exchange, White Mountains sold 5.4 million common shares of Montpelier triggering the recognition of $5.8 million in realized investment losses. As of December 31, 2006, Fund American’s remaining deferred loss on the exchange totaled $1.1 million.

As of December 31, 2005 and 2006, Fund American reported $1.9 million and $11.2 million, respectively, in accounts payable on unsettled investment purchases and $2.9 million and $6.7 million, respectively, in accounts receivable on unsettled investment sales.

The components of Fund American’s change in net unrealized investment gains (losses), after-tax, and net change in unrealized foreign currency gains (losses), after-tax, as recorded in the statements of income and comprehensive income were as follows:

	Year ended December 31,
	2004	2005	2006
	($ in millions)
Net change in pre-tax unrealized gains (losses) for investment securities	$236.1	$(85.5)	$163.6
Net change in pre-tax unrealized gains (losses) from investments in unconsolidated affiliates	(7.9)	(3.0)	(6.7)
Net change in pre-tax unrealized investment gains (losses) for investments	228.2	(88.5)	156.9
Income taxes attributable to investments	(79.9)	31.0	(54.8)
Net change in unrealized gains (losses) for investments, after-tax	148.3	(57.5)	102.1
Recognition of pre-tax net unrealized gains for investments sold	(126.2)	(92.7)	(130.7)
Income taxes attributable to investments sold	44.1	32.4	45.7
Recognition of net unrealized gains for investments sold, after-tax	(82.1)	(60.3)	(85.0)
Change in net unrealized investment gains (losses), after-tax	$66.2	$(117.8)	$17.1

	Year ended December 31,
	2004	2005	2006
	($ in millions)
Net change in unrealized foreign currency gains (losses)	$29.2	$(38.9)	20.2
Income taxes attributable to foreign currency gains (losses)	(10.2)	13.6	(7.1)
Net change in unrealized foreign currency gains (losses), after-tax	$19.0	$(25.3)	$13.1

The components of Fund American’s ending net unrealized investment gains and losses on its investment portfolio and its investments in unconsolidated affiliate were as follows:

	Year ended December 31,
	2005	2006
	($ in millions)
Investment securities:(1)
Gross unrealized investment gains	$228.7	$255.3
Gross unrealized investment losses	(26.4)	(19.7)
Net unrealized gains from investment securities	202.3	235.6
Net unrealized gains from investments in unconsolidated affiliate	6.7	—
Total net unrealized investment gains from continuing operations, before tax	209.0	235.6
Income taxes attributable to such gains	(73.2)	(82.5)
Total net unrealized investment gains from continuing operations, after-tax	135.8	153.1
Net unrealized gains from discontinued operations, after-tax	2.1	—
Total net unrealized investment gains, after-tax	$137.9	$153.1

(1)          Does not include deferred gains and losses on sales of investments between Fund American and entities under White Mountains’ common control of $24.1 million and $18.7 million, after-tax, as of December 31, 2005 and 2006, respectively.

Prior to the funding of the trust to economically defease the preferred stock subject to mandatory redemption, Fund American did not have any held-to-maturity investments. The carrying value, gross unrealized investment gains and losses, and estimated market values of Fund American’s fixed maturity held-to-maturity investments, carried at amortized cost, as of December 31, 2006, were as follows:

	December 31, 2006
	Carrying Value	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Estimated Market Value
	($ in millions)
U.S. Government obligations	$305.0	$—	$(1.0)	$—	$304.0
Total fixed maturity investments	$305.0	$—	$(1.0)	$—	$304.0

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of Fund American’s fixed maturity available-for-sale investments as of December 31, 2005 and 2006, were as follows:

	December 31, 2005
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
	($ in millions)
U.S. Government obligations	$729.0	$3.9	$(2.9)	$—	$730.0
Debt securities issued by industrial corporations	1,635.9	36.7	(7.7)	(6.7)	1,658.2
Municipal obligations	17.1	0.6	—	—	17.7
Asset-backed securities	968.4	0.3	(11.7)	—	957.0
Foreign government obligations	129.1	0.9	(1.4)	—	128.6
Preferred stocks	40.7	17.7	(0.2)	4.2	62.4
Total fixed maturity investments	$3,520.2	$60.1	$(23.9)	$(2.5)	$3,553.9

	December 31, 2006
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
U.S. Government obligations	$805.9	$1.8	$(4.1)	$—	$803.6
Debt securities issued by industrial corporations	1,429.5	8.3	(8.4)	10.7	1,440.1
Municipal obligations	8.3	0.4	—	—	8.7
Asset-backed securities	1,080.6	9.3	(3.6)	—	1,086.3
Foreign government obligations	54.7	(0.6)	—	—	54.1
Preferred stocks	110.9	17.1	(0.5)	7.9	135.4
Total fixed maturity investments	$3,489.9	$36.9	$(17.2)	$18.6	$3,528.2

The cost or amortized cost and carrying value of Fund American’s fixed maturity available-for-sale investments at December 31, 2006 is presented below by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2006
	Cost or amortized cost	Carrying value
	($ in millions)
Due in one year or less	$178.5	$178.3
Due after one year through five years	1,020.3	1,023.1
Due after five years through ten years	753.6	757.0
Due after ten years	345.9	348.0
Asset-backed securities	1,080.7	1,086.3
Preferred stocks	110.9	135.5
Total	$3,489.9	$3,528.2

The maturity distribution for fixed maturity held-to-maturity investments held at December 31, 2006 is as follows:

Maturity	Carrying Value	Estimated Fair Value
	($ in millions)
Due within one year	$13.3	$13.2
Due after one through five years	291.7	290.8
Due after five through ten years	—	—
Due after ten years	—	—
Total	$305.0	$304.0

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of Fund American’s common equity securities and other investments as of December 31, 2005 and 2006, were as follows:

	December 31, 2005
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
Common equity securities	$459.3	$133.0	$(1.7)	$0.7	$591.3
Other investments	$240.4	$35.6	$(0.8)	$—	$275.2

	December 31, 2006
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
	($ in millions)
Common equity securities	$568.9	$169.2	$(0.9)	$(0.1)	$737.1
Other investments	$229.5	$49.2	$(0.6)	$—	$278.1

Sales and maturities of investments, excluding short-term investments, totaled $4,140.0 million, $3,387.8 million and $5,067.2 million for the years ended December 31, 2004, 2005 and 2006, respectively. There were no non-cash exchanges or involuntary sales of investment securities during 2004, 2005 or 2006.

Fund American’s consolidated insurance operations are required to maintain deposits with certain insurance regulatory agencies in order to maintain their insurance licenses. The fair value of such deposits totaled $441.3 million and $323.6 million as of December 31, 2005 and 2006, respectively.

Fund American participates in a securities lending program whereby it loans investment securities to other institutions for short periods of time. Fund American receives a fee from the borrower in return for the use of its assets and its policy is to require collateral equal to approximately 102% of the fair value of the loaned securities, which is held by a third party. All securities loaned can be redeemed on short notice. The total market value of Fund American’s securities on loan at December 31, 2006 was $518.7 million with corresponding collateral of $528.8 million.

Impairment

Fund American’s portfolio of fixed maturity investments is comprised primarily of investment grade corporate debt securities, U.S. government and agency securities and mortgage-backed securities that are classified as available-for-sale. At December 31, 2006, approximately 94% of Fund American’s fixed maturity investments received an investment grade rating from Standard & Poor’s or, if a given security was unrated by Standard & Poor’s, from Moody’s Investor Services. Fund American expects to continue to invest primarily in high quality, fixed maturity investments. Nearly all the fixed maturity investments currently held by Fund American are publicly traded, and as such are considered to be liquid.

Temporary losses on investment securities are recorded as unrealized losses. Temporary losses do not impact net income and earnings per share but serve to reduce comprehensive net income and common shareholder’s equity. Unrealized losses subsequently identified as other-than-temporary impairments are recorded as realized losses. Other-than-temporary impairments previously recorded as unrealized losses do not impact comprehensive net income and common shareholder’s equity but serve to reduce net income and earnings per share.

Fund American’s methodology of assessing other-than-temporary impairments is based on security-specific facts and circumstances as of the balance sheet date. As a result, subsequent adverse changes in an issuers’ credit quality or subsequent weakening of market conditions that differ from expectations could result in additional other-than-temporary impairments. In addition, the sale of a fixed maturity security with a previously recorded unrealized loss would result in a realized loss. Either of these situations would adversely impact net income and earnings per share but would not impact comprehensive net income and common shareholder’s equity.

The following table presents an analysis of the continuous periods during which Fund American has held investment positions which were carried at an unrealized loss as of December 31, 2006 (excluding short-term investments):

	December 31, 2006
	0-6 Months	6-12 Months	> 12 Months	Total
	(in millions)
Fixed maturity investments:
Number of positions	72	20	89	181
Market value	$958.8	$353.6	$595.2	$1,907.6
Amortized cost	$961.4	$356.6	$606.8	$1,924.8
Unrealized loss	$(2.6)	$(3.0)	$(11.6)	$(17.2)
Common equity securities:
Number of positions	6	—	—	6
Market value	$47.6	$—	$—	$47.6
Amortized cost	$48.5	$—	$—	$48.5
Unrealized loss	$(0.9)	$—	$—	$(0.9)
Other investments:
Number of positions	1	1	2	4
Market value	$3.8	$14.1	$2.9	$20.8
Amortized cost	$3.8	$14.1	$3.5	$21.4
Unrealized loss	$—	$—	$(0.6)	$(0.6)
Total:
Number of positions	79	21	91	191
Market value	$1,010.2	$367.7	$598.1	$1,976.0
Amortized cost	$1,013.7	$370.7	$610.3	$1,994.7
Unrealized loss	$(3.5)	$(3.0)	$(12.2)	$(18.7)
% of total gross unrealized losses	18.6%	16.0%	65.4%	100.0%

During the years ended December 31, 2004, 2005 and 2006, Fund American recognized pre-tax other-than-temporary impairment charges of $2.4 million, $58.0 million and $5.4 million, respectively. The charges taken in 2004 and 2006 did not include any positions which were individually significant. The charge taken in 2005 was primarily due to Fund American’s investment in Montpelier. During 2005, the market value of Montpelier common shares decreased from $38.45 per share to $18.90 per share. Fund American’s original cost of this investment was $105.0 million which was subsequently increased by $65.3 million in equity in earnings recorded by Fund American from 2001 to March 2004, the period in which it accounted for the investment under the equity method of accounting. The impairment charge represented the difference between Fund American’s GAAP cost of $170.3 million and the investment’s fair value of $115.7 million at December 31, 2005.

Fund American believes that the gross unrealized losses relating to its fixed maturity investments at December 31, 2006 resulted primarily from increases in market interest rates from the dates that certain investments within that portfolio were acquired as opposed to fundamental changes in the credit quality of the issuers of such securities. Fund American views these decreases in value as being temporary because it has the intent and ability to retain such investments until recovery. However, should Fund American determine that it no longer has the intent and ability to hold a fixed maturity investment that has an existing unrealized loss resulting from an increase in market interest rates until it recovers, this loss would be realized through the income statement at the time such determination is made. Fund American also believes that the gross unrealized losses recorded on its common equity securities and its other investments at December 31, 2006 resulted primarily from decreases in quoted market values from the dates that certain investments securities within that portfolio were acquired as opposed to fundamental changes in the issuer’s financial performance and near term financial prospects. Therefore, these decreases are also viewed as being temporary. However, due to the inherent risk involved in investing in the equity markets, it is possible that the decrease in market value of these investments may ultimately prove to be other than temporary. At December 31, 2006, Fund American’s investment portfolio did not include any individual investment securities with an after-tax unrealized loss of more than $3.0 million for more than a six-month period.

NOTE 7.   Debt

Fund American’s debt outstanding as of December 31, 2005 and 2006 consisted of the following:

	December 31,
	2005	2006
	($ in millions)
Senior unsecured notes (“Senior Notes”), at face value	$700.0	$700.0
Unamortized original issue discount	(1.5)	(1.3)
Senior Notes, carrying value	698.5	698.7
Bank Facility	—	—
Mortgage note on real estate owned	18.4	40.8
Atlantic Specialty Note	20.0	20.0
Fund III Note	8.0	—
Total debt	$744.9	$759.5

A schedule of contractual repayments of Fund American’s debt as of December 31, 2006 follows:

December 31, 2006
($ in millions)
Due in one year or less	$2.0
Due in two to three years	4.8
Due in four to five years	5.6
Due after five years	748.4
Total	$760.8

Senior Notes

In May 2003, the Company issued $700.0 million face value of senior unsecured debt through a public offering, at an issue price of 99.7%. The Senior Notes bear an annual interest rate of 5.875%, payable semi-annually in arrears on May 15 and November 15, until maturity on May 15, 2013, and are fully and unconditionally guaranteed as to the payment of principal and interest by White Mountains. The Company incurred $7.3 million in expenses related to the issuance of the Senior Notes (including the $4.5 million underwriting discount), which have been deferred and are being recognized into interest expense over the life of the Senior Notes. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 6.0% per annum.

Bank Facility

In connection with OBIG’s initial public offering, White Mountains and the Company terminated their existing $400 million credit facility, under which they were both permitted borrowers. In November 2006, the Company established a $75 million revolving credit facility that matures in November 2011 (“the Bank Facility”). As of December 31, 2006, the Bank Facility was undrawn.

Mortgage Note on Real Estate Owned

In connection with its December 2005 purchase of land and an office building that is now its headquarters, Fund American entered into a $40.8 million, 18-year mortgage note which has a variable interest rate based upon the lender’s 30 day LIBOR rate. As of December 31, 2006, Fund American had drawn the full amount of $40.8 million on the mortgage note. Repayment will commence in January 2009.

Concurrent with entering into the mortgage note, Fund American also entered into an interest rate swap to hedge its exposure to the variability in the interest rate on the mortgage note. The notional amount of the swap is equal to the debt outstanding on the mortgage note and will be adjusted to match the drawdowns and repayments on the mortgage note so that the principal amount of the mortgage note and the notional amount of the swap are equal at all times. Under the terms of the swap, Fund American pays a fixed interest rate of approximately 6% and receives a variable interest rate based on the same LIBOR index used for the mortgage note. Interest paid or received on the swap is reported in interest expense. Changes in the fair value of the interest rate swap, which was a $0.6 million gain, after-tax, for the year ended December 31, 2006, is reported as a component of other comprehensive income.

Other Debt of Operating Subsidiaries

In connection with the Atlantic Specialty Transaction on March 31, 2004, Fund American issued a $20.0 million ten-year note to the seller (the “Atlantic Specialty Note”). Fund American is required to repay $2.0 million of principal on the notes per year, commencing in January 2007. The note accrues interest at a rate of 5.2% except that the outstanding principal amount in excess of $15.0 million accrues interest at a rate of 3.6%.

Fund American Professional Partners (“OBPP”) borrowed $8.0 million from Dowling & Partners Connecticut Fund III, LP (“Fund III”) in connection with an incentive program sponsored by the State of Connecticut known as the Connecticut Insurance Reinvestment Act (the “CIR Act”). The CIR Act provides for Connecticut tax credits to be granted for qualifying investments made by approved fund managers. The loan made by Fund III to OBPP was a qualifying investment and had the potential to generate up to $8.0 million of tax credits that would be shared equally between Fund III on the one hand and OBPP on the other. This loan was repaid in November 2006.

Interest

Total interest expense incurred by Fund American for its indebtedness was $43.4 million, $44.1 million and $45.5 million in 2004, 2005 and 2006, respectively. Total cash interest paid by Fund American for its indebtedness was $44.8 million, $44.1 million and $43.4 million in 2004, 2005 and 2006, respectively.

NOTE 8.   Income Taxes

Fund American Companies, Inc. and its subsidiaries join in the filing of a Federal consolidated tax return. The consolidated parent, which is not included in these financial statements, is Fund American Financial Services, Inc. For all years, the companies included within the U.S. consolidated tax return are parties to a tax sharing agreement which provides that each company pays the amount of income taxes or estimated tax or receives refunds that it would have to make or be entitled to if it filed its own separate tax return. As a result, certain companies have made payments, and received refunds from the consolidated parent that are different than amounts payable to the Internal Revenue Service. In addition, the Company also has a separate agreement between itself and the consolidated parent which provides that the Company will be paid for its tax benefits (losses and credits) the earlier of when it would be able to utilize such benefits on a stand-alone basis or when the parent utilizes such losses on a consolidated basis.

The total income tax provision for the years ended December 31, 2004, 2005 and 2006 consisted of the following:

	Year ended December 31,
	2004	2005	2006
	($ in millions)
Current tax provision (benefit):
Federal	$6.3	$87.5	$(4.2)
State	0.1	0.1	(0.2)
Non-U.S.	0.1	0.2	0.1
Total current tax provision (benefit)	6.5	87.8	(4.3)
Deferred tax provision (benefit):
Federal	92.0	52.3	96.9
State	—	—	—
Non-U.S.	—	—	—
Total deferred tax provision (benefit)	92.0	52.3	96.9
Total income tax provision	$98.5	$140.1	$92.6

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes. An outline of the significant components of Fund American’s deferred tax assets and liabilities follows:

	December 31,
	2005	2006
	($ in millions)
Deferred income tax assets related to:
Unearned premiums	$69.8	$65.3
Net operating loss carryforwards	164.9	56.3
Compensation and bonus accruals	42.9	49.5
Discounting of loss and LAE reserves	60.9	47.3
Deferred compensation plans	26.6	22.9
Pension and benefit accruals	20.1	9.5
Fixed assets	7.6	8.7
Involuntary pool and guaranty fund accruals	5.2	4.5
Allowance for doubtful accounts	3.8	2.8
Other accrued compensation	3.8	2.8
Foreign currency translation on investments	1.1	—
Other items	5.7	2.0
Total deferred income tax assets	412.4	271.6
Deferred income tax liabilities related to:
Net unrealized investment gains	93.0	92.6
Deferred acquisition costs	71.3	64.2
Purchase accounting	18.1	11.7
Equity in unconsolidated affiliate	17.9	—
Foreign currency translation on investments	—	6.4
Other items	9.5	8.7
Total deferred income tax liabilities	209.8	183.6
Net deferred tax asset before valuation allowance	202.6	88.0
Valuation allowance	(5.4)	(13.0)
Net deferred tax asset	$197.2	$75.0

The total net deferred tax asset relates solely to the U.S. consolidated return group.

At December 31, 2005 and 2006, a valuation allowance of $5.4 million and $13.0 million, respectively, was established for the net deferred tax assets of the consolidated insurance reciprocals which file separate consolidated returns. The Company believes that it is more likely than not that the net deferred tax asset balances will be realized under the tax sharing agreement or through future taxable income.

A reconciliation of taxes calculated using the 35% U.S. statutory rate (the tax rate at which the majority of Fund American’s operations are taxed) to the income tax provision on pre-tax earnings follows:

	Year ended December 31,
	2004	2005	2006
	($ in millions)
Tax provision at the U.S. statutory rate	$79.4	$92.8	$103.6
Differences in taxes resulting from:
Non-deductible preferred stock dividends and accretion	16.0	17.6	19.8
Tax reserve adjustments	1.7	2.0	(27.1)
Tax exempt interest and dividends	(3.1)	(1.8)	(19.7)
Change in valuation allowance	3.3	2.1	7.6
Realignment	4.6	11.4	—
Tax rate adjustment to earnings of unconsolidated subsidiary	—	11.9	—
Other, net	(3.4)	4.1	8.4
Total income tax provision on pre-tax earnings	$98.5	$140.1	$92.6

As a result of the Company’s reorganization to align its legal organization with its main operating businesses, certain subsidiaries were removed from the existing consolidated Federal income tax group, resulting in $11.4 million tax cost to the Company.

At December 31, 2006, there were net operating loss carryforwards of approximately $13.4 million subject to an annual limitation on utilization under Internal Revenue Code Section 382 which will begin to expire in 2011, and net operating losses of $22.7 million related to the insurance reciprocals which file separate consolidated tax returns which will begin to expire in 2022. Under the tax sharing agreement, the Company and its subsidiaries have net operating losses of $124.7 million, which begin to expire in 2021.

The U.S. Federal income tax returns of the companies are routinely audited by taxing authorities. For Federal income tax purposes, years 2003 through 2004 are currently under examination. All years prior to 2003 have been settled. During 2006, Fund American recognized $27.1 million in tax benefits related to the settlements of the U.S. Federal income tax audits for the years prior to 2003. In management’s opinion, adequate tax liabilities have been established for all open tax years. These liabilities could be revised in the future if estimates of Fund American’s ultimate liability changes.

Payments made/(refunds received) under tax sharing agreements by Fund American and subsidiaries, including those related to companies included in discontinued operations, were $97.6 million, $147.1 million and $(77.0) million in 2004, 2005 and 2006, respectively.

For the years ended December 31, 2005 and 2006 Fund American had net tax sharing amounts payable of $27.7 million and $93.3 million, respectively.

NOTE 9.   Retirement and Postretirement Plans

OneBeacon sponsors a qualified and a non-qualified, non-contributory, defined benefit pension plan covering substantially all employees who were employed as of December 31, 2001 and remain actively employed with OneBeacon.

OneBeacon’s pension plans were curtailed in the fourth quarter of 2002. The Plans no longer add new participants or increase benefits for existing participants. Non-vested plan participants continue to vest during their employment with OneBeacon, which effectively causes the projected benefit obligation to equal the accumulated benefit obligation.

The benefits for the plans are based primarily on years of service and employees’ pay through December 31, 2002. Participants generally vest after five years of continuous service. OneBeacon’s funding policy is consistent with the funding requirements of Federal laws and regulations.

In addition to the defined benefit plans, OneBeacon had a contributory postretirement benefit plan which provided medical and life insurance benefits to pensioners and survivors. OneBeacon’s funding policy was to make contributions to the plan that were necessary to cover its current obligations.

In the fourth quarter of 2005, OneBeacon settled its postretirement benefit obligation through the funding of an independent trust to provide benefits for covered participants in the amount of $31.2 million. Upon completing the funding of the independent trust, OneBeacon terminated the postretirement benefit plan. OneBeacon’s settlement of its postretirement benefit obligation and termination of the plan resulted in recognition of a $53.6 million gain.

The following tables set forth the obligations and funded status, assumptions, plan assets and cash flows associated with the various pension plans and postretirement benefits at December 31, 2005 and 2006:

	Pension Benefits		Other Postretirement Benefits
	2005	2006	2005	2006
	($ in millions)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$497.0	$507.3	$50.4	$—
Service cost	1.1	2.6	0.1	—
Interest cost	28.5	27.7	2.8	—
Curtailment	—	—	(31.2)	—
Special termination benefit cost	2.8	1.6	—	—
Assumption changes	22.8	36.9	—	—
Actuarial (gain) / loss	7.8	3.3	(14.0)	—
Benefits and expenses paid with plan assets, net of participant contributions	(49.7)	(42.2)	(8.1)	—
Benefits paid directly by OneBeacon	(3.0)	(3.1)	—	—
Projected benefit obligation at end of year	$507.3	$534.1	$—	$—
Change in plan assets:
Fair value of plan assets at beginning of year	$471.4	$488.0	$—	$—
Actual return on plan assets	66.3	83.4	—	—
Employer contributions	—	—	39.3	—
Benefits and expenses paid, net of participant contributions	(49.7)	(42.2)	(39.3)	—
Other adjustments	—	3.5	—	—
Fair value of plan assets at end of year	$488.0	$532.7	$—	$—
Funded status at end of year	$(19.3)	$(1.4)	$—	$—

The funded status of the consolidated pension plans at December 31, 2006 was $(1.4) million, which represents an over-funding of $27.4 million related to the qualified pension plan and an under-funding of $28.8 million related to the non-qualified pension plan. The non-qualified plan, which is unfunded, does not hold any assets. OneBeacon has set aside $20.1 million in irrevocable rabbi trusts for the benefit of non-qualified pension plan participants. In accordance with GAAP, the assets held in the rabbi trusts are not reflected in the funded status of the consolidated pension plans as presented.

Amounts recognized in the financial statements consist of:

	Pension Benefits		Other Postretirement Benefits
	2005	2006	2005	2006
	($ in millions)
Prepaid benefit cost recorded in other assets	$14.9	$27.4	$—	$—
Accrued benefit cost recorded in other liabilities	(29.6)	(28.8)	—	—
Net amount recognized in the financial statements	$(14.7)	$(1.4)	$—	$—

The accumulated benefit obligation for all defined benefit pension plans was $507.3 million and $534.1 million at December 31, 2005 and 2006, respectively.

Information for the OneBeacon non-qualified pension plan, which had accumulated benefit obligations in excess of plan assets, was as follows:

	December 31,
	2005	2006
	($ in millions)
Projected benefit obligation	$29.6	$28.8
Accumulated benefit obligation	$29.6	$28.8
Fair value of plan assets	$—	$—

Information for the OneBeacon qualified pension plan, which had accumulated benefit obligations less than plan assets, was as follows:

	December 31,
	2005	2006
	($ in millions)
Projected benefit obligation	$477.6	$505.3
Accumulated benefit obligation	$477.6	$505.3
Fair value of plan assets	$488.0	$532.7

At December 31, 2006, Fund American adopted SFAS 158 and accordingly recognized the funded status of OneBeacon’s defined benefit plans upon adoption. The following summarizes the incremental effect of adoption on individual line items in the Company’s statement of financial position:

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
	($ in millions)
Prepaid benefit cost recorded in other assets	$18.6	$8.8	$27.4
Accrued benefit cost recorded in other liabilities	28.8	—	28.8
Deferred federal income taxes	78.1	(3.1)	75.0
Accumulated other comprehensive income	181.2	5.7	186.9
Total common shareholder’s equity	$1,741.8	$5.7	$1,747.5

The components of net periodic benefit costs for the years ended December 31, 2004, 2005 and 2006 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2004	2005	2006	2004	2005	2006
	($ in millions)
Service cost	$1.1	$1.1	$2.6	$0.1	$0.1	$—
Interest cost	29.1	28.5	27.7	3.2	2.8	—
Expected return on plan assets	(30.9)	(30.6)	(30.6)	—	—	—
Amortization of prior service benefit	—	—	—	(4.1)	(4.1)	—
Amortization of unrecognized loss	—	0.1	0.3	0.1	—	—
Net periodic pension cost before special termination benefits	(0.7)	(0.9)	—	(0.7)	(1.2)	—
Special termination benefits expense(1)	2.9	2.8	1.6	—	—	—
Total net periodic benefit cost (income)	$2.2	$1.9	$1.6	$(0.7)	$(1.2)	$—

(1)          Special termination benefits are additional payments made from the pension plan when a vested participant’s employment is terminated due to a reduction in force.

Assumptions

The weighted average assumptions used to determine benefit obligations at December 31, 2005 and 2006 were:

	Pension Benefits		Other Postretirement Benefits
	2005	2006	2005	2006
Discount rate	5.500%	5.027%	—	—

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2005 and 2006 were:

	Pension Benefits		Other Postretirement Benefits
	2005	2006	2005	2006
Discount rate	5.875%	5.500%	—	—
Expected long-term rate of return on plan assets	6.750%	6.500%	—	—

OneBeacon’s discount rate assumptions used to account for its qualified and non-qualified pension plans reflect the rates at which the benefit obligations could be effectively settled. These rates were determined based on consideration of published yields for high quality long-term corporate bonds and U.S. Treasuries, as well as settlement rates from insurance company annuity contracts.

OneBeacon performed an analysis of expected long-term rates of return based on the allocation of its pension plan assets at both December 31, 2005 and 2006 to develop expected rates of return for each significant asset class or economic indicator. A range of returns was developed based both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class. Although the expected investment return assumption is long-term in nature, the range of reasonable returns had dropped over the past few years as a consequence of lower inflation and lower bond yields.

Plan Assets

OneBeacon’s pension plans’ asset allocations at December 31, 2005 and 2006, by asset category were as follows:

	Plan Assets at December 31,
Asset Category	2005	2006
Equity securities	38%	42%
Fixed maturity securities	31	32
Convertible securities	22	20
Cash and short-term investments	9	6
Total	100%	100%

The majority of the plans’ assets are managed by White Mountains Advisors, LLC (“WM Advisors”), a subsidiary of White Mountains, and Prospector Partners, LLC (“Prospector”), both related parties (see Note 18). The investment policy places an emphasis on preserving invested assets through a diversified portfolio of high-quality income producing investments and equity investments.

The investment management process integrates the risks and returns available in the investment arena with the risks and returns available to the plan in establishing the proper allocation of invested assets. The asset classes include fixed income, equity, convertible securities, and cash and cash equivalents. The factors examined in establishing the appropriate investment mix include the outlook for risk and return in the various investment markets and sectors, and the long term need for capital growth.

Cash Flows

OneBeacon does not expect to make a contribution to its pension plans in 2007. OneBeacon expects to pay $2.8 million of benefit payments related to the non-qualified pension plan, for which Fund American has established assets held in rabbi trusts.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Expected Benefit Payments
($ in millions)
2007	$37.7
2008	37.1
2009	36.3
2010	35.9
2011	35.5
2012-2016	173.9

Other Benefit Plans

OneBeacon sponsors an employee savings plan (defined contribution plan) covering the majority of employees. The contributory plan provides qualifying employees with matching contributions of up to six percent of salary (subject to Federal limits on allowable contributions in a given year). Total expense for the plan was $4.1 million, $4.7 million and $4.9 million in 2004, 2005 and 2006, respectively.

Following the curtailment of the OneBeacon Pension Plan and effective January 1, 2003, Fund American replaced its defined benefit pension plan with an employee stock ownership plan. See Note 10.

OneBeacon had a post-employment benefit liability of $13.2 million and $9.6 million related to its long-term disability plan at December 31, 2005 and 2006, respectively.

NOTE 10.   Employee Share-Based Compensation Plans

Fund American’s share-based compensation programs, consisting primarily of performance shares, are designed to maximize shareholder value over long periods of time by aligning the financial interests of its management with those of owners. Compensation for the Company’s employees is ultimately determined byt the Compensation Committee of the OBIG Board of DirectorsOBIG’s board of directors believes that share-based compensation for its key employees should be payable in full only if OBIG achieves superior returns for its owners. Fund American expenses all its share-based compensation. As a result, Fund American’s calculation of such return includes the full expense of all outstanding share-based compensation awards. See Note 1 for a summary of Fund American’s share-based compensation expense incurred for the years ended December 31, 2004, 2005 and 2006.

OneBeacon Long-Term Incentive Plan (the “Incentive Plan”)

The Incentive Plan provides for granting various types of share-based incentive awards including performance shares, performance units, options, share appreciation rights and restricted shares to certain key employees of Fund American. The Incentive Plan was adopted by the OBIG Board of Directors in October 2006. Prior to adoption of the Incentive Plan, share-based awards were granted under the OneBeacon Phantom Share WTM Plan.

Performance Shares & Phantom Performance Shares

Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. Phantom shares are much like performance shares but settle only in cash. In general, grants are earned, subject to the attainment of pre-specified performance goals, at the end of a three-year period or as otherwise determined by the Compensation Committee of the Board and are valued based on the market value of common shares at the time awards are paid. Results that significantly exceed pre-specified targets can result in a performance share payout of up to 200% of value whereas results significantly below target result in no payout. Through 2006, the principal performance share goal has been White Mountains’ after-tax corporate return on equity as measured by growth in its intrinsic value per share (“ROE”). In determining intrinsic value per share White Mountains’ Compensation Committee of its Board of Directors, has considered the White Mountains’ growth in economic value per share with some attention to growth in tangible book value per share and growth in market value per share. This proprietary measure is viewed by White Mountains’ and Fund American’s management as being an objective and conservative measure of the value of White Mountains’ stock and includes the cost of all outstanding compensation awards.

At December 31, 2006, 14,250, 11,300 and 6,720 performance shares had been granted at target and remained outstanding under the Incentive Plan for the three-year performance periods beginning 2004, 2005 and 2006, respectively. During 2005, the Company cancelled 3,000 and 3,000 target performance shares for the three-year performance periods beginning 2004 and 2005, respectively. During 2004, 34,402 performance shares (relating to the 2001-2003 performance period) were earned under the White Mountains’ Long-Term Incentive Plan based on payout levels ranging from 93% to 147% of target, totaling $16.1 million. During 2005, 23,775 performance shares (relating to the 2002-2004 performance period) were earned under the White Mountains’ Long-Term Incentive Plan based on payout levels ranging from 160% to 180% of target, totaling $14.3 million. During 2006, no performance shares were earned under the White Mountains’ Long-Term Incentive Plan.

The targeted performance goal for full payment of the outstanding performance shares granted during 2004, 2005 and 2006 under the Phantom Share Plan is the attainment of an ROE of 13%. At an ROE of 6% or less, no performance shares would be earned and at an ROE of 20% or more, 200% of performance shares would be earned.

At December 31, 2006, there were 3,200, 3,350 and 3,420 phantom performance shares outstanding under the Incentive Plan for the three-year performance periods beginning 2004, 2005 and 2006, respectively. During 2004, 163,521 performance shares (relating to the 2001-2003 performance period) were earned under the Incentive Plan based on payout levels ranging from 151% to 200% of target, totaling $76.4 million. During 2005, 238,010 performance shares (relating to the 2002-2004 performance period) were earned under the Incentive Plan based on payout levels ranging from 135% to 200% of target, totaling $149.3 million. During 2006, no performance shares were earned under the Incentive Plan.

Other Share-Based Compensation

Fund American’s defined contribution plan (the “401(k) Plan”) offers participants the ability to invest their balances in several different investment options, including the common shares of White Mountains and subsequent to OBIG’s initial public offering, common shares of the Company. As of December 31, 2005 and 2006, the 401(k) Plan owned less than 1% of either of the total White Mountains common shares outstanding and the total Company common shares outstanding.

Effective January 1, 2003, OneBeacon Insurance Company (“OBIC”), a wholly-owned subsidiary of the Company, adopted an employee stock ownership plan (“ESOP”), which is a Fund American-funded benefit plan. The ESOP provides all of its participants with an annual base contribution in common shares (which historically have been common shares of White Mountains but subsequent to OBIG’s initial public offering will now be in the common shares of the Company) equal to 3% of their salary, up to the applicable Social Security wage base (or $94,200 with respect to 2006). Additionally, those participants not otherwise eligible to receive certain other Company benefits can earn a variable contribution up to an additional 6% of their salary, capped at the annual covered compensation limits ($220,000 for 2006), contingent upon Fund American’s performance. The variable contribution amounts earned by eligible participants constituted approximately 4.5%, 3.0% and 6.0% of salary for the years ended 2004, 2005 and 2006, respectively. Fund American has recorded $13.3 million, $7.8 million and $15.5 million in compensation expense to pay benefits and allocate common shares to participant’s accounts for the years ended 2004, 2005 and 2006, respectively.

In connection with OBIG’s initial public offering, four common shares of the Company’s common stock were awarded to each employee and deposited into participant ESOP accounts. A total of 13,292 shares were awarded and an expense of $0.3 million was recognized.

As of December 31, 2006, the Company has no outstanding share appreciation rights or restricted share awards.

NOTE 11.   Mandatorily Redeemable Preferred Stock

Mandatorily Redeemable Preferred Stock

FAC has mandatorily redeemable preferred stock. This instrument is classified as a liability and is carried at its historical carrying value. Dividends and accretion on FAC’s mandatorily redeemable preferred stock have been recorded as interest expense. During the years ended December 31, 2004, 2005 and 2006, FAC recorded $47.6 million, $52.4 million and $58.6 million, respectively, as interest expense on preferred stock (of which $17.3 million, $22.1 million and $28.3 million, respectively, represented accretion of discount).

Berkshire Preferred Stock

As part of the financing for the OneBeacon Acquisition, Berkshire invested a total of $300 million in cash, of which (1) $225 million was for the purchase of cumulative non-voting preferred stock of Fund American (the “Berkshire Preferred Stock”), which has a $300 million redemption value; and (2) $75 million was for the purchase of warrants to acquire 1,724,200 common shares of White Mountains. The Berkshire Preferred Stock is entitled to a dividend of no less than 2.35% per quarter and is mandatorily redeemable on May 31, 2008. The Berkshire Preferred Stock was initially recorded at $145.2 million, as the aggregate proceeds received from Berkshire of $300 million were allocated between the Berkshire Preferred Stock and the warrants, based on their relative fair values in accordance with Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. Through December 31, 2006, the carrying value of the Berkshire Preferred Stock had been accreted up to $242.3 million.

During each of the years ended December 31, 2004, 2005 and 2006, Fund American declared and paid dividends of $28.2 million on the Berkshire Preferred Stock and recorded $17.3 million, $22.1 million and $28.3 million, respectively, of related accretion charges.

As described in Note 1, in connection with OBIG’s initial public offering and as part of the reorganization, the Company created an irrevocable grantor trust and funded it with assets sufficient to make the remaining dividend and redemption payments for the $300 million Berkshire Preferred Stock that will be redeemed in May of 2008. The creation and funding of the trust does not legally defease the preferred stock or create any additional rights for the holders of the preferred stock, although the assets in the trust remain segregated from the Company’s other general assets and are not available for any use other than the payment of the Berkshire Preferred Stock. The assets held in trust remain subject to the claims of the Company’s creditors, in the event that the Company becomes insolvent.

NOTE 12.   Common Shareholder’s Equity

During 2004, FAC declared and paid dividends to its immediate parent, Fund American Enterprises, Holding, Inc. (“FAEH”) totaling $360.0 million, $228.9 million of which was paid in cash. During 2005, FAC declared and paid dividends to FAEH totaling $140.0 million, $112.5 million of which was paid in cash. During 2006, FAC declared and paid dividends to FAEH totaling $38.0 million, of which $4.5 million was paid in cash.

During 2006, Fund American sold one of its inactive licenses subsidiaries, HCIC, to a subsidiary of White Mountains. In connection with the sale of HCIC, Fund American recorded a $6.0 million gain as additional paid in capital.

NOTE 13.   Statutory Capital and Surplus

Fund American’s insurance operations are subject to regulation and supervision in each of the jurisdictions where they are domiciled and licensed to conduct business. Generally, regulatory authorities have broad supervisory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid loss and LAE, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders. Over the last several years most states have implemented laws that establish standards for current, as well as continued, state accreditation. In addition, the National Association of Insurance Commissioners uses risk-based capital (“RBC”) standards for property and casualty insurers as a means of monitoring certain aspects affecting the overall financial condition of insurance companies. At

December 31, 2006, Fund American’s active insurance operating subsidiaries met their respective RBC requirements.

Fund American’s combined insurance subsidiaries’ statutory policyholders’ surplus as reported to various regulatory authorities as of December 31, 2005 and 2006, was $1,675.9 million and $2,013.1 million, respectively. Fund American’s consolidated combined statutory net income for the years ended December 31, 2004, 2005 and 2006 was $381.9 million, $212.7 million and $372.0 million, respectively. The principal differences between Fund American’s combined statutory amounts and the amounts reported in accordance with GAAP include deferred acquisition costs, deferred taxes, gains recognized under retroactive reinsurance contracts, market value adjustments for debt securities and recognition of pension plan curtailment gains. Fund American’s combined insurance subsidiaries’ statutory policyholders’ surplus at December 31, 2006 was in excess of the minimum requirements of relevant state insurance regulations.

Dividend Capacity

Under the insurance laws of the states and jurisdictions under which Fund American’s insurance operating subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. Accordingly, there can be no assurance regarding the amount of such dividends that may be paid by such subsidiaries in the future.

Generally, Fund American’s regulated insurance operating subsidiaries have the ability to pay dividends during any twelve month period without the prior approval of regulatory authorities in an amount equal to the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. As a result, based upon 2006 statutory net income Fund American’s top tier regulated insurance operating subsidiaries have the ability to pay approximately $234 million of dividends during 2007 without prior approval of regulatory authorities, subject to the availability of unassigned funds. At December 31, 2006, Fund American’s top tier regulated insurance operating subsidiaries had approximately $1.6 billion of unassigned funds available for dividend distribution.

In addition, as of December 31, 2006, Fund American had $30.7 million of unrestricted cash and fixed maturity investments outside of its regulated insurance operating subsidiaries and had an additional $5.6 million of unrestricted cash and investments at the Company. During 2006, OneBeacon LLC, the direct parent of OneBeacon’s operating subsidiaries, paid $90.1 million of dividends to the Company.

In addition, FAC’s ability to declare or pay dividends is limited by the terms of the Series A Preferred Stock issued to Berkshire. FAC may not, in certain circumstances, declare or pay any dividend or distribution to any other class or series of stock without the consent of the holders of a majority of outstanding shares of the Berkshire Preferred Stock. Under the terms of a Keep-Well Agreement dated November 30, 2004 between White Mountains and FAC (the “Keep-Well”), White Mountains has agreed to return to FAC up to approximately $1.1 billion if some or all of that amount is required by FAC to meet its obligations under the terms of the Berkshire Preferred Stock. Under the Keep-Well, White Mountains must make any required contributions to FAC prior to making any distributions to its shareholders. The aggregate amount of distributions that White Mountains may make to its shareholders is limited; the limit increases or decreases by an amount equal to White Mountains’ consolidated net income or loss over the remaining life of the Keep-Well. The Keep-Well will expire when all obligations of the Berkshire Preferred Stock, which is redeemable in May 2008, have been satisfied. See Note 1 and Note 11 for discussion of the creation and funding of an irrevocable grantor trust to economically defease the Berkshire Preferred Stock.

NOTE 14.   Segment Information

Fund American’s segments consist of the following: (1) Primary Insurance Operations, (2) Affiliate Quota Shares and (3) Other Operations. Fund American has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Board of Directors. Significant intercompany transactions among Fund American’s segments have been eliminated herein. Financial information for Fund American’s segments follows:

	Primary Insurance Operations	Affiliate Quota Shares(1)	Other Operations	Total
	($ in millions)
Year ended December 31, 2004
Earned premiums	$2,203.0	$(115.9)	$—	$2,087.1
Net investment income (loss)	211.1	—	(3.0)	208.1
Net realized investment gains (losses)	129.0	—	—	129.0
Net other revenues	48.7	—	15.0	63.7
Total revenues	2,591.8	(115.9)	12.0	2,487.9
Loss and LAE	1,448.1	(62.7)	—	1,385.4
Policy acquisition expenses	403.3	(43.5)	—	359.8
Other underwriting expenses	350.0	—	—	350.0
General and administrative expenses	30.4	—	13.3	43.7
Accretion of fair value adjustment to loss and LAE reserves	—	—	33.2	33.2
Interest expense on debt	1.0	—	42.4	43.4
Interest expense-on preferred stock subject to mandatory redemption	—	—	45.6	45.6
Total expenses	2,232.8	(106.2)	134.5	2,261.1
Pre-tax income (loss)	$359.0	$(9.7)	$(122.5)	$226.8
Year ended December 31, 2005
Earned premiums	$1,988.2	$24.5	$—	$2,012.7
Net investment income	232.5	—	2.0	234.5
Net realized investment gains (losses)	124.2	—	(1.3)	122.9
Net other revenues	14.7	—	7.2	21.9
Total revenues	2,359.6	24.5	7.9	2,392.0
Loss and LAE	1,335.6	54.8	—	1,390.4
Policy acquisition expenses	360.5	(11.2)	—	349.3
Other underwriting expenses	263.4	—	—	263.4
General and administrative expenses	1.1	—	2.1	3.2
Accretion of fair value adjustment to loss and LAE reserves	—	—	26.0	26.0
Interest expense on debt	1.4	—	42.7	44.1
Interest expense-on preferred stock subject to mandatory redemption	—	—	50.4	50.4
Total expenses	1,962.0	43.6	121.2	2,126.8
Pre-tax income (loss)	$397.6	$(19.1)	$(113.3)	$265.2

Year ended December 31, 2006
Earned premiums	$1,944.0	$131.9	$—	$2,075.9
Net investment income	182.3	—	5.3	187.6
Net realized investment gains (losses)	165.3	—	(1.6)	163.7
Net other revenues	21.8	—	5.6	27.4
Total revenues	2,313.4	131.9	9.3	2,454.6
Loss and LAE	1,180.3	103.3	—	1,283.6
Policy acquisition expenses	332.3	47.6	—	379.9
Other underwriting expenses	360.1	—	—	360.1
General and administrative expenses	3.3	—	6.5	9.8
Accretion of fair value adjustment to loss and LAE reserves	—	—	23.0	23.0
Interest expense on debt	2.9	—	42.6	45.5
Interest expense-on preferred stock subject to mandatory redemption	—	—	56.6	56.6
Total expenses	1,878.9	150.9	128.7	2,158.5
Pre-tax income (loss)	$434.5	$(19.0)	$(119.4)	$296.1
December 31, 2005
Total investments	$4,488.9	$—	$132.1	$4,621.0
Reinsurance recoverable on paid and unpaid losses	3,406.3	—	(261.1)	3,145.2
Total assets	9,886.2	33.1	184.2	10,103.5
Loss and LAE reserves	5,713.4	(41.6)	(317.5)	5,354.3
Total liabilities	7,780.3	51.9	787.5	8,619.7
Total equity	2,105.9	(18.8)	(603.3)	1,483.8
December 31, 2006
Total investments	$4,806.9	$—	$323.9	$5,130.8
Reinsurance recoverable on paid and unpaid losses	3,112.1	—	(237.1)	2,875.0
Total assets	9,729.2	—	77.5	9,806.7
Loss and LAE reserves	5,108.2	—	(270.5)	4,837.7
Total liabilities	7,382.3	—	676.9	8,059.2
Total equity	2,346.9	—	(599.4)	1,747.5

(1)          The affiliate quota share agreements were commuted during the fourth quarter of 2006.

The following tables provide net written premiums and earned insurance premiums for Fund American’s Primary Insurance Operations by major underwriting unit and in total for the years ended December 31, 2004, 2005, and 2006:

	Specialty	Commercial	Personal	Total(1)
	($ in millions)
Year ended December 31, 2004
Net written premiums	$387.2	$826.8	$1,063.3	$2,280.6
Earned premiums	363.5	710.3	1,070.9	2,203.0
Year ended December 31, 2005
Net written premiums	$416.3	$654.4	$910.2	$1,988.6
Earned premiums	391.7	654.7	933.7	1,988.2
Year ended December 31, 2006
Net written premiums	$437.6	$718.3	$800.6	$1,957.6
Earned premiums	432.3	689.3	822.3	1,944.0

(1)          Includes results from run-off.

NOTE 15.   Investment in Unconsolidated Affiliate

Fund American’s investments in unconsolidated affiliate represents operating investments in other companies in which Fund American has a significant voting and economic interest but does not control the entity.

On October 31, 2006, Fund American’s investment in MSA was restructured. Fund American received a $70 million cash dividend from MSA following which Fund American sold its 50% common stock investment in MSA to Main Street America Group, Inc. (“the MSA Group”) for (i) $70.0 million in 9.0% non-voting cumulative perpetual preferred stock of the MSA Group and (ii) 4.9% of the common stock of the MSA Group. (See “Note 3—Acquisitions and Dispositions”). Effective October 31, 2006, Fund American accounts for its remaining investment in the MSA Group in accordance with SFAS 115. Prior to the sale, Fund American owned 50% of the total common shares outstanding of MSA and accounted for this investment using the equity method of accounting. These transactions resulted in a net after-tax realized gain of $8.5 million.

Prior to the exchange of Fund American’s common stock investment in MSA, Fund American accounted for this investment using the equity method of accounting. The following table provides summary financial amounts recorded by Fund American under the equity method relating to its investment in MSA common stock.

	2004	2005	2006
	($ in millions)
Amounts recorded by Fund American:
Investment in MSA common stock.	$161.7	$168.0	$—
Equity in earnings from MSA common stock(1)	16.4	5.6	10.3
Equity in unrealized investment gains (losses) from MSA’s investment portfolio(2)	1.3	(4.0)	0.3

(1)          Equity in earnings amounts are net of taxes of $1.2 million, $3.0 million and $5.6 million for the years ended December 31, 2004 and 2005 and the ten months ended October 31, 2006, respectively.

(2)          Recorded directly to common shareholder’s equity (after-tax) as a component of other comprehensive income.

NOTE 16.   Variable Interest Entities

Reciprocals

Reciprocals are not-for-profit, policyholder-owned insurance carriers organized as unincorporated associations. Each policyholder insured by the reciprocal shares risk with the other policyholders. Policyholders share profits and losses in the same proportion as the amount of insurance purchased but are not subject to assessment for net losses of the reciprocal.

Fund American has capitalized three reciprocals by loaning money to them in exchange for surplus notes. In 2002, Fund American formed New Jersey Skylands Management LLC to provide management services for a fee to New Jersey Skylands Insurance Association, a reciprocal, and its wholly-owned subsidiary New Jersey Skylands Insurance Company (together, New Jersey Skylands Insurance). New Jersey Skylands Insurance was capitalized with a $31.3 million surplus note issued to Fund American in 2002. New Jersey Skylands Insurance began writing personal automobile coverage for new customers in August 2002. In 2004, Fund American formed Houston General Management Company to provide management services for a fee to another reciprocal, Houston General Insurance Exchange. During 2004, Fund American contributed $2.0 million of capital to Houston General Insurance Exchange. In 2005, Fund American contributed one of its subsidiaries, Houston General Insurance Company with assets of $149.4 million and liabilities of $127.6 million, to Houston General Insurance Exchange (together “Houston General Insurance”). Subsequent to the contribution of Houston General Insurance Company, Houston General Insurance Exchange issued a surplus note of $23.7 million to Fund American. In November 2005, Houston General Insurance commenced writing personal automobile business in Arizona. In 2006, Adirondack AIF, LLC, a wholly-owned subsidiary of Fund American, entered into an agreement to provide management services for a fee to Adirondack Insurance Exchange (“Adirondack Insurance”), a reciprocal. Adirondack Insurance was capitalized with a $70.7 million surplus note issued to Fund American in May 2006. Adirondack Insurance began writing personal automobile and homeowners business in August 2006. Principal and interest on the surplus notes are repayable to Fund American only with regulatory approval. The obligation to repay principal on the notes is subordinated to all other liabilities including obligations to policyholders and claimants for benefits under insurance policies. Fund American has no ownership interest in New Jersey Skylands Insurance, Houston General Insurance or Adirondack Insurance.

Under the provisions of FIN 46R, Fund American has determined that each of the reciprocals qualifies as a VIE. Further, Fund American has determined that it is the primary beneficiary and accordingly, consolidates all three reciprocals. New Jersey Skylands Insurance was consolidated on March 31, 2004 upon adoption of FIN 46R and Houston General Insurance Exchange and Adirondack Insurance were consolidated upon inception.

At December 31, 2005 and 2006, consolidated amounts related to New Jersey Skylands Insurance included total assets of $105.6 million and $89.2 million, respectively, and total liabilities of $119.6 million and $113.7 million, respectively. At December 31, 2006, the net amount of capital at risk is equal to the surplus note of $31.3 million less the accumulated losses as of December 31, 2006 of $24.5 million.

At December 31, 2005 and 2006, consolidated amounts related to Houston General Insurance included total assets of $187.3 million and $167.2 million, respectively, and total liabilities of $165.3 million and $148.8 million, respectively. At December 31, 2006 the net amount of capital at risk is equal to the surplus note of $23.7 million.

At December 31, 2006, amounts related to Adirondack Insurance included total assets of $124.8 million and total liabilities of $130.3 million. At December 31, 2006 the net amount of capital at risk is equal to the surplus note of $70.7 million less the accumulated losses as of December 31, 2006 of $5.5 million.

NOTE 17.   Fair Value of Financial Instruments

SFAS No. 107, “Disclosure about Fair Value of Financial Instruments” (“SFAS 107”), requires disclosure of fair value information of financial instruments. For certain financial instruments where quoted market prices are not available, other independent valuation techniques and assumptions are used. Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange. SFAS 107 excludes certain financial instruments from disclosure, including insurance contracts, other than financial guarantees and investment contracts. Fund American carries its financial instruments on its balance sheet at fair value with the exception of its fixed-rate, long-term indebtedness and its mandatorily redeemable preferred stock.

At December 31, 2005 and 2006, the fair value of FAC’s Senior Notes (its fixed-rate, long-term indebtedness) was $705.4 million and $692.7 million, respectively, which compared to a carrying value of $698.5 million and $698.7 million, respectively.

At December 31, 2005, the fair value of the Berkshire Preferred Stock was $331.5 million, which compared to a carrying value of $214.0 million. At December 31, 2006, the fair value of the Berkshire Preferred Stock was $319.5 million, which compared to a carrying value of $242.3 million.

The fair values of these obligations were estimated by discounting future cash flows using current market rates for similar obligations or using quoted market prices. Considerable judgment is required to develop such estimates of fair value. Therefore, the estimate provided herein is not necessarily indicative of the amounts that could be realized in a current market exchange.

In December 2005, Fund American entered into a mortgage note with a variable interest rate based on 30-day LIBOR. At December 31, 2006, the carrying value of the note of $40.8 million was considered to approximate its fair value.

NOTE 18.   Related Party Disclosures

White Mountains

During the fourth quarter of 2006, White Mountains sold 27.6 million or 27.6% of the OBIG’s common shares in an initial public offering. OBIG is the ultimate parent of FAC. Prior to OBIG’s initial public offering, Fund American was a wholly-owned subsidiary of White Mountains.

Separation Agreement

In connection with OBIG’s initial public offering, OBIG entered into a Separation Agreement with White Mountains to address a number of operational, administrative and financial matters relating to the fact that OBIG would no longer be a wholly-owned subsidiary of White Mountains. These matters included, among others, the administration of payroll, employee benefits programs, deferred compensation and 401(k) plans, Fund American’s travel and logistics office, certain information technology assets and functions and certain agreements with respect to finance and tax arrangements. Pursuant to the Separation Agreement, White Mountains has agreed to indemnify OBIG and its subsidiaries, including Fund American, as well as their current and former officers, directors and employees to the extent permitted by law, for any and all claims or actions resulting in losses, expenses or damages relating to or arising out of the business, operation or ownership of any subsidiary company or business owned by OBIG or its subsidiaries that, subsequent to OBIG’s ownership, was a subsidiary or business of White Mountains (but no longer a subsidiary or business of OBIG).

Prior to entering into the Separation Agreement, a number of these matters were governed by informal arrangements between OBIG and White Mountains. For the years ended December 31, 2004, 2005 and 2006, Fund American recorded expenses of $13.6 million, $12.3 million and $10.0 million, respectively, for investment advisory services and other services of the type described in the Separation Agreement that were provided to Fund American by subsidiaries of White Mountains. For the years ended December 31, 2004, 2005 and 2006, Fund American recorded revenues of $1.7 million, $3.2 million and $4.5 million, respectively, for claims handling services and other services of the type described in the Separation Agreement that Fund American provided to White Mountains and its subsidiaries.

Investment Management Agreement with WM Advisors

Prior to OBIG’s initial public offering, WM Advisors, managed the majority of Fund American’s investments, including the investments of the employee benefit plan portfolios. Prospector served as a discretionary advisor with respect to certain assets, specifically publicly-traded common equity and convertible securities, through a sub-advisory agreement with WM Advisors.

Subsequent to OBIG’s initial public offering, under an agreement dated as of November 14, 2006, WM Advisors supervises and directs the fixed income and alternative investment portion of Fund American’s investment portfolio in accordance with the investment objectives, policies and restrictions described in Fund American’s investment guidelines, as well as the majority of the investments of the employee benefit plan portfolios. Under the agreement, WM Advisors has full discretion and authority to make all investment decisions in respect of the fixed income and alternative investment portion of Fund American’s investment portfolio as well as the portfolios of the employee benefit plans on Fund American’s behalf and at Fund American’s sole risk, and to do anything which WM Advisors deems is required, appropriate or advisable in connection with the foregoing. The assets of Fund American’s portfolio as well as the portfolios of the employee benefit plans will be held in one or more separately identifiable accounts in the custody of a bank or similar entity designated by Fund American and acceptable to WM Advisors. Fund American is responsible for custodial arrangements and the payment of all custodial charges and fees. Prospector continues to serve as a discretionary advisor with respect to the publicly-traded common equity and convertible securities of the employee benefit plan portfolios, through a sub-advisory agreement with WM Advisors. During 2006, Fund American incurred $1.2 million in fees for investment management services provided by WM Advisors under this investment management agreement.

Fund American has agreed to pay annual investment management fees generally based on the quarter-end market values held under custody as set forth in the table below:

Assets Under Management	Annual Fee
Investment Grade Fixed Income:
—Up to $999 million	10.0 basis points
(0.1% or 0.001)
—Next $1—$1.999 billion	8.5 basis points
—Amounts over $2 billion	7.5 basis points
High Yield Fixed Income	25.0 basis points
Hedge Funds, Limited Partnerships and Private Equities	100.0 basis points

WM Advisors is paid a quarterly fee for treasury management services computed at the annual rate of 1.75 basis points (0.0175%) of the aggregate value of net assets, not to exceed $500,000 in 2007, on an annual basis. For all years thereafter, the annual rate will be 1.75 basis points of the aggregate value of net assets with no limit on the total annual charge.

WM Advisors provides reports containing a detailed listing of invested assets and transactions in Fund American’s investment portfolio at least quarterly. Fund American reviews periodically the performance of and the fees paid to WM Advisors under the agreement.

The agreement provides for an initial fixed term of three years, which will be extendible by Fund American for an additional year (a fourth year) at or prior to the end of the second year of the term, and if so extended, for a second additional year (a fifth year) at or prior to the end of the third year of the term. During such term, the WM Advisors Agreement is terminable by us only (i) for cause (including material non-performance by WM Advisors), (ii) if there is a change in control of WM Advisors (for this purpose, a change in control represents 50% or greater change in voting interest of WM Advisors), or (iii) if White Mountains’ voting interest in OBIG falls below 50%. Following the end of the initial term and any extensions, the WM Advisors Agreement may be terminated by either party on 60 days written notice.

FAC Guarantee

White Mountains has provided and, pursuant to the Separation Agreement, continues to provide an irrevocable and unconditional guarantee as to the payment of principal and interest (the “Guarantee”) on the FAC 5.875% Senior Notes due 2013. See Note 7.

In consideration of this Guarantee, FAC has agreed to pay a specified fee to White Mountains in the amount of 25 basis points per annum on the outstanding principal amount of the Senior Notes. Such payment will be made on a semi-annual basis in arrears. FAC has further agreed that if White Mountains’ voting interest in the Company falls below 50%, FAC will redeem, exchange or otherwise modify the Senior Notes in order to fully and permanently eliminate White Mountains’ obligations under the Guarantee (the “Guarantee Elimination”). White Mountains has agreed to provide written notice to FAC when its voting interest in us has been reduced below 50%. FAC shall have 180 days from the receipt of such notification to complete the Guarantee Elimination. If the Guarantee Elimination is not completed within the initial 180-day period, the Guarantee fee shall increase by 200 basis points. The Guarantee fee shall further increase by 100 basis points for each subsequent 90-day period thereafter, up to a maximum Guarantee fee of 425 basis points, until the Guarantee Elimination has been completed. All expenses associated with the elimination of the Guarantee will be borne by FAC.

Keep-Well

Under the terms of the Keep-Well described in Note 13, White Mountains has agreed to return to FAC up to approximately $1.1 billion if some or all of that amount is required by FAC to meet its obligations under the terms of the Berkshire Preferred Stock. Under the Keep-Well, White Mountains must make any required contributions to FAC prior to making any distributions to its shareholders. The aggregate amount of distributions that White Mountains may make to its shareholders is limited; the limit increases or decreases by an amount equal to White Mountains’ consolidated net income or loss over the remaining life of the Keep-Well. The Keep-Well will expire when all obligations of the Berkshire Preferred Stock, which is redeemable in May 2008, have been satisfied.

Irrevocable Grantor Trust

In connection with OBIG’s initial public offering, FAC created an irrevocable grantor trust and funded it with assets sufficient to make the remaining dividend and redemption payments for $300 million of preferred stock that will be redeemed in May of 2008. See Note 1 and Note 11. White Mountains Capital, Inc. serves as the trustee for the irrevocable grantor trust.

Galileo Guarantees

Beginning in February 2006, OBIC agreed to provide guarantees of the obligations of Galileo Weather Risk Management Ltd. (“Galileo”) to Galileo’s counterparty in certain weather-related product transactions. See Note 19.

Affiliate Quota Shares

During 2005 and 2004, Fund American participated in two quota share reinsurance arrangements with other subsidiaries of White Mountains. Under the Esurance Quota Share, which was effective on January 1, 2005, Fund American assumed approximately 85% of business written by Esurance Insurance Company, which includes business written by its wholly owned subsidiary. Under the Sirius Quota Share, Fund American ceded between 6% and 12% of business written, effective April 1, 2004, to Sirius International Insurance Corporation, a subsidiary of White Mountains Re. The affiliate quota shares were entered into primarily for White Mountains’ capital management purposes. These quota share agreements were commuted during the fourth quarter of 2006 in connection with OBIG’s initial public offering.

Prospector

Investment Management Agreement with Prospector

Prior to OBIG’s initial public offering, Prospector managed most of the publicly-traded common equity and convertible securities in Fund American’s portfolio, as well as the employee benefit plan portfolios, through a sub-advisory agreement with WM Advisors.

In connection with OBIG’s initial public offering, Fund American entered into an investment management agreement with Prospector dated November 14, 2006, pursuant to which Prospector supervises and directs the publicly-traded common equity and convertible securities portion of Fund American’s investment portfolio in accordance with the investment objectives, policies and restrictions described in Fund American’s investment guidelines. Under the agreement, Prospector has discretion and authority with respect to the portfolio it manages for Fund American that is substantially similar to WM Advisors’ discretion and authority under its agreement. The assets of Fund American’s portfolio are held in one or more separately identifiable accounts in the custody of a bank or similar entity designated by us and acceptable to Prospector. Fund American is responsible for custodial arrangements and the payment of all custodial charges and fees. As of December 31, 2006, Prospector earned $0.5 million in fees with respect to Fund American’s portfolio.

Prospector continues to serve as a discretionary advisor to WM Advisors under the sub-advisory agreement with respect to specified assets in Fund American’s employee benefit plan portfolios.

Under the agreement, Fund American pays annual management fees to Prospector based on aggregate net assets under management according to the following schedule: 1.00% on the first $200 million; 0.50% on the next $200 million; and 0.25% on amounts over $400 million.

The agreement has an initial fixed term of three years, which is extendible by us for an additional year (a fourth year) at or prior to the end of the second year of the term, and if so extended, for a second additional year (a fifth year) at or prior to the end of the third year of the term. The agreement is terminable by Fund American only (i) for cause (including material non-performance by Prospector), (ii) if either John D. Gillespie or Richard P. Howard are no longer affiliated with Prospector, (iii) if there is a change in control of Prospector (for this purpose, a change in control represents 50% or greater change in voting interest of Prospector), or (iv) if White Mountains’ voting interest in OBIG falls below 50%. Following the end of the initial term and any extensions, the Prospector Agreement may be terminated by either party on 60 days written notice. Fund American reviews periodically the performance of and the fees paid to Prospector under the agreement.

Richard P. Howard, a managing member of Prospector, is a director of OBIG.

Prospector Revenue Sharing Agreement

Pursuant to a revenue sharing agreement established in connection with his historical employment by White Mountains, Mr. John Gillespie agreed to pay Fund American 33% of certain revenues of Prospector in return for Fund American agreeing to pay its operational expenses. For 2004, Fund American received total revenues of $4.2 million and paid total expenses of $2.8 million under the revenue sharing agreement. Effective August 1, 2005, Mr. Gillespie’s relationship with White Mountains was revised and the revenue sharing agreement between Prospector and Fund American was terminated. For 2005, Fund American received total revenues of $2.1 million and paid total expenses of $2.1 million under the revenue sharing agreement.

Prospector Managed Limited Partnerships

At December 31, 2005 and 2006, Fund American had $33.9 million and $35.6 million, respectively, invested in limited partnerships managed by Prospector.

NOTE 19.   Commitments and Contingencies

Fund American leases certain office space under noncancellable operating leases expiring at various dates through 2010. Rental expense for all of Fund American’s locations was approximately $34.1 million, $34.8 million and $34.0 million for the years ended December 31, 2004, 2005 and 2006, respectively. Fund American also has various other lease obligations which are immaterial in the aggregate.

Fund American’s future annual minimum rental payments required under noncancellable leases primarily for office space are $28.7 million, $20.6 million, $10.9 million, $5.8 million and $15.7 million for 2007, 2008, 2009, 2010 and 2011 and thereafter, respectively.

Assigned Risks

As a condition of Fund American’s license to do business in certain states, Fund American’s insurance operations are required to participate in mandatory shared market mechanisms. Each state dictates the types of insurance and the level of coverage that must be provided. The total amount of such business an insurer is required to accept is based on its market share of voluntary business in the state. In certain cases, Fund American is obligated to write business from mandatory shared market mechanisms at some time in the future based on the market share of voluntary policies it is currently writing. Underwriting results related to assigned risk plans are typically adverse and are not subject to the predictability associated with Fund American’s voluntarily written business.

Under existing guaranty fund laws in all states, insurers licensed to do business in those states can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. In accordance with SOP 97-3, Fund American’s insurance subsidiaries record guaranty fund assessments when such assessments are billed by the respective guaranty funds. In addition, each insurance subsidiary’s policy is to accrue for any significant insolvencies when the loss is probable and the assessment amount can be reasonably estimated. The actual amount of such assessments will depend upon the final outcome of rehabilitation proceedings and will be paid over several years. At December 31, 2006, the reserve for such assessments at Fund American’s insurance subsidiaries totaled $17.3 million.

Legal Contingencies

Fund American, and the insurance industry in general, are subject to litigation and arbitration in the normal course of business. Other than those items listed below, Fund American is not a party to any material litigation or arbitration other than as routinely encountered in claims activity, none of which is expected by management to have a material adverse effect on Fund American’s financial condition and/or cash flows.

OneBeacon is in a dispute with Liberty Mutual over certain costs Liberty Mutual claims it incurred in connection with the Liberty Agreement. Liberty Mutual asserts that these costs are part of unallocated loss adjustment expenses (“ULAE”) due Liberty Mutual under the Liberty Agreement. Liberty Mutual further asserts that ULAE on charges previously billed to and settled by OneBeacon since the inception of the Liberty Agreement should be retroactively recast in addition to changing the calculation of ULAE charges for the period not yet settled. OneBeacon believes that the recast charges, which are significantly higher than prior ULAE calculations, and the calculation of ULAE charges for the period not yet settled are inconsistent with the terms of the Liberty Agreement and with standard industry definitions of ULAE. The amount of additional ULAE Liberty Mutual claims that it incurred under the Liberty Agreement totals $68.4 million. Liberty Mutual has netted amounts billed under the ULAE dispute against amounts otherwise payable to OneBeacon. As of December 31, 2006, OneBeacon has recorded in its loss and LAE reserves an estimate of ULAE expenses due Liberty Mutual on a basis that it believes is consistent with the terms of the Liberty Agreement and with standard industry definitions of ULAE. In January 2006, Liberty Mutual initiated an arbitration proceeding against OneBeacon with respect to this dispute (the “ULAE Arbitration”). The initial organizational meeting on the ULAE Arbitration was held in February 2007 and the final hearing is scheduled for April 2008.

In September 2006, OneBeacon initiated an arbitration against Liberty Mutual (and Peerless Insurance Company) seeking payment of approximately $57 million relating to reinsurance premiums, ceding commissions, recoveries and commutations due to OneBeacon from Liberty Mutual pursuant to the terms and conditions of the rewritten indemnity reinsurance agreement. To date, Liberty Mutual has refused to pay, asserting that it is entitled to an offset against the ULAE amounts disputed by OneBeacon and subject to the ULAE Arbitration. In January 2007, this arbitration was consolidated into the ULAE Arbitration.

The Company’s subsidiaries, OneBeacon Insurance Group LLC and OBIC, also have asserted claims against Liberty Mutual (and Peerless Insurance Company) in the Court of Common Pleas for Philadelphia County, Pennsylvania, or the Court, in which they assert that Liberty Mutual (and Peerless Insurance Company) breached the Pre-Closing Administrative Services Agreement, handled claims files negligently, breached fiduciary duties and were unjustly enriched. The Court has stayed those claims pending the resolution of the arbitration between OBIC and Liberty Mutual for breach of contract. The arbitration hearing commenced in November 2006 and will continue in May 2007.

Fund American believes that its loss and LAE reserves are sufficient to cover reasonably anticipated outcomes of all related disputes with Liberty Mutual as of December 31, 2006.

Guarantees

Beginning in February 2006, OBIC agreed to provide guarantees of the obligations of Galileo to Galileo’s counterparty in certain weather-related product transactions. Galileo is a subsidiary of White Mountains. The guarantees require OBIC to pay the full amount of Galileo’s obligations to the counterparty in the event of Galileo’s failure to pay these obligations. In the event of a payment, OBIC would be eligible to exercise all of the rights of the counterparty against Galileo. As of December 31, 2006, OBIC had executed sixteen guarantees of Galileo transactions, the total principal amount of which was approximately $158 million. In the event that the total guaranteed principal amount exceeds the lesser of

5% of OBIC’s admitted assets of $3.8 billion at December 31, 2006 or 25% of OBIC’s statutory surplus of $1.7 billion at December 31, 2006, OBIC would require the approval of the Pennsylvania Department of Insurance in order to make any further guarantees. OBIC has agreed, at White Mountains’ option, to continue to make these guarantees available until October 2008 and will receive from Galileo an annual fee of 25 basis points of the value at risk for providing the guarantees. Pursuant to a separation agreement entered into by OBIG and White Mountains in connection with OBIG’s initial public offering, White Mountains has agreed that it will take appropriate steps to ensure that OBIC will not be called on to make payment on these guarantees.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Fund American Companies, Inc.:

In our opinion, the accompanying consolidated financial statements listed in the accompanying index appearing on page F-1 present fairly, in all material respects, the financial position of Fund American Companies, Inc. (the “Company”), an indirect wholly-owned subsidiary of OneBeacon Insurance Group, Ltd., at December 31, 2005 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
Boston, Massachusetts
February 28, 2007

SCHEDULE I

FUND AMERICAN COMPANIES, INC.

SUMMARY OF INVESTMENTS—OTHER THAN
INVESTMENTS IN RELATED PARTIES

At December 31, 2006

	Cost	Fair Value	Carrying Value
	($ in millions)
Available-for-sale investments:
Fixed maturities:
Bonds:
U.S. Government and government agencies and authorities(1)	$949.2	$946.1	$946.1
Corporate bonds and asset-backed securities	1,987.2	2,004.1	2,004.1
States, municipalities and political subdivisions	8.2	8.7	8.7
Convertibles and bonds with warrants attached	379.7	379.7	379.7
Foreign governments	54.7	54.1	54.1
Redeemable preferred stocks	110.9	135.5	135.5
Total fixed maturities	3,489.9	3,528.2	3,528.2
Short-term investments	269.1	269.1	269.1
Common equity securities:
Banks, trust and insurance companies	103.5	119.9	119.9
Public utilities	32.4	61.4	61.4
Industrial, miscellaneous and other	433.0	555.8	555.8
Total common equity securities	568.9	737.1	737.1
Held-to-maturity investments:
Fixed maturities	303.3	304.0	305.0
Short term investments	13.3	13.3	13.3
Total held-to-maturity investments	316.6	317.3	318.3
Other investments	229.5	278.1	278.1
Total investments	$4,874.0	$5,129.8	$5,130.8

(1)          Includes mortgage-backed securities issued by GNMA, FNMA and FHLMC.

SCHEDULE III

FUND AMERICAN COMPANIES, INC.
SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premiums earned	Net investment income(1)	Benefits, claims, losses, and settlement expenses	Amortization of policy acquisition expenses	Other operating expenses	Premiums written
($ in millions)

Years ended:
December 31, 2004:
Primary Insurance Operations	$187.3	$5,328.2	$1,001.4	$—	$2,203.0	$211.1	$1,448.1	$403.3	$350.0	$2,280.6
Affiliate Quota Shares	—	(44.5)	—	—	(115.9)	—	(62.7)	(43.5)	—	(115.9)
Other Operations	—	(361.5)	—	—	—	—	—	—	—	—
December 31, 2005:
Primary Insurance Operations	$180.1	$5,713.4	$960.3	$—	$1,988.2	$232.5	$1,335.6	$360.5	$263.4	$1,988.6
Affiliate Quota Shares	24.3	(41.6)	82.5	—	24.5	—	54.8	(11.2)	—	107.0
Other Operations	—	(317.5)	—	—	—	—	—	—	—	—
December 31, 2006:
Primary Insurance Operations	$183.8	$5,108.2	$985.2	$—	$1,944.0	$182.3	$1,180.3	$332.3	$360.1	$1,957.6
Affiliate Quota Shares	—	—	—	—	131.9	—	103.3	47.6	—	49.4
Other Operations	—	(270.5)	—	—	—	—	—	—	—	—

(1)                The amounts shown exclude net investment income (expense) relating to non-insurance operations of $(3.0) million, $2.0 million and $5.3 million for the twelve months ended December 31, 2004, 2005 and 2006, respectively.

SCHEDULE IV

FUND AMERICAN COMPANIES, INC.
REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
Premiums earned	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	($ in millions)
Years ended:
December 31, 2004:
Primary Insurance Operations	$1,996.4	$(124.5)	$331.1	$2,203.0	15.0%
Affiliate Quota Shares	—	(115.9)	—	(115.9)	—
Other Operations	—	—	—	—	—
December 31, 2005:
Primary Insurance Operations	$2,043.5	$(158.0)	$102.7	$1,988.2	5.2%
Affiliate Quota Shares	—	(229.9)	254.4	24.5	1,038.4%
Other Operations	—	—	—	—	—
December 31, 2006:
Primary Insurance Operations	$2,007.5	$(128.9)	$65.4	$1,944.0	3.4%
Affiliate Quota Shares(1)	—	(178.0)	309.9	131.9	235.0%
Other Operations	—	—	—	—	—

(1)          The affiliate quota share agreements were commuted during the fourth quarter of 2006.

SCHEDULE V

FUND AMERICAN COMPANIES, INC.
VALUATION AND QUALIFYING ACCOUNTS

	Column A	Column B	Column C	Column D	Column E
	Additions (subtractions)
	Balance at beginning of period	Charged (Credited) to costs and expenses	Charged to other accounts	Deductions described(1)	Balance at end of period
	($ in millions)
Years ended:
December 31, 2004:
Reinsurance recoverable on paid and unpaid losses:
Allowance for reinsurance balances	$14.0	$—	$—	$(2.5)	$11.5
Premiums receivable:
Allowance for uncollectible accounts	23.0	11.5	—	(12.9)	21.6
December 31, 2005:
Reinsurance recoverable on paid and unpaid losses:
Allowance for reinsurance balances	$11.5	$—	$—	$1.7	$13.2
Premiums receivable:
Allowance for uncollectible accounts	21.6	(8.3)	—	0.3	13.6
December 31, 2006:
Reinsurance recoverable on paid and unpaid losses:
Allowance for reinsurance balances	$13.2	$—	$—	$0.2	$13.4
Premiums receivable:
Allowance for uncollectible accounts	13.6	(3.0)	—	6.2	16.8

(1)          Represents net reinstatements (charge-offs) of balances receivables.

SCHEDULE VI

FUND AMERICAN COMPANIES, INC.

SUPPLEMENTAL INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
	Deferred	Reserves for Unpaid Claims and Claims	Discount, if any, deducted			Net	Claims and Claims Adjustment Expenses Incurred Related to		Amortization of Deferred Policy	Paid Claims and Claims
Affiliation with registrant	Acquisition Costs	Adjustment Expenses	in Column C	Unearned Premiums	Earned Premiums	Investment Income(5)	(1) Current Year	(2) Prior Year	Acquisition Costs	Adjustment Expenses	Premiums Written
($ in millions)

Primary Insurance Operations:
2004	$187.3	$5,328.2	$259.4	(3)	$1,001.4	$2,203.0	$211.1	$1,342.0	$106.1	$403.3	$2,007.1	$2,280.6
2005	180.1	5,713.4	214.3	(3)	960.3	1,988.2	232.5	1,236.6	99.0	360.5	1,664.4	1,988.6
2006	183.8	5,108.2	190.7	(3)	985.2	1,944.0	182.3	1,157.4	22.9	332.3	1,483.2	1,957.6
Affiliate Quota Shares:(1)
2004	$—	$(44.5)	$—		$—	$(115.9)	$—	$(55.9)	(6.8)	(43.5)	(18.2)	(115.9)
2005	24.3	(41.6)	—		82.5	24.5	—	54.8	—	(11.2)	37.2	107.0
2006	—	—	—		—	131.9	—	114.9	(11.6)	47.6	61.7	49.4
Other Operations:
2004	$—	$(361.5)	$361.5	(4)	$—	—	$—	$—	—	—	—	—
2005	—	(317.5)	317.5	(4)	—	—	—	—	—	—	—	—
2006	—	(270.5)	270.5	(4)	—	—	—	—	—	—	—	—
50%-or-less owned property and casualty investees:(2)
2004	$30.8	$162.8	$—		$144.2	$217.8	$13.2	144.7	4.7	60.0	132.7	227.3
2005	31.2	190.2	—		154.5	233.8	13.6	149.3	18.0	62.8	143.9	240.8

(1)                The affiliate quota share agreements were commuted during the fourth quarter of 2006 in connection with OBIG’s initial public offering.

(2)                The amounts shown represent Fund American’s share of MSA, its 50% owned unconsolidated property and casualty insurance affiliate. On October 31, 2006, Fund American restructured its investment in MSA. See Note 3.

(3)                The amounts shown represent Fund American’s discount on its long-term workers compensation loss and LAE reserves, as such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual basis. Fund American discounts these reserves using a discount rate which is determined based on the facts and circumstances applicable at the time the claims are settled (4.7%, 5.0% and 5.3% at December 31, 2004, 2005 and 2006).

(4)                The amounts shown exclude unamortized fair value adjustments to reserves for unpaid claims and claims adjustment expenses made in purchase accounting as a result of Fund American’s purchase of OneBeacon for the years ended December 31, 2004, 2005 and 2006, respectively.

(5)                The amounts shown exclude net investment income (expense) relating to non-insurance operations of $(3.0) million, $2.0 million and $5.3 million for the twelve months ended December 31, 2004, 2005 and 2006, respectively.