Form 10-Q
period 2007-06-30
FUND AMERICAN CO INC/NEW
filed 2007-08-14
CIK 1162000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2007

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

As of August 14, 2007, there were 505 outstanding shares of Common Stock, $1.00 par value per share, of the registrant.

The registrant meets the conditions set forth in General Instruction (H) (1) (a) and (b) of Form 10-Q and is therefore filing this Form with reduced disclosure format.

FUND AMERICAN COMPANIES, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FUND AMERICAN COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
	($ in millions, except
	share and per share
	amounts)
Assets
Available-for-sale investments:
Fixed maturity investments, at fair value (amortized cost $3,391.3 and $3,489.9)	$3,414.9	$3,528.2
Common equity securities, at fair value (cost $591.4 and $568.9)	758.4	737.1
Short-term investments, at amortized cost (which approximates fair value)	221.0	269.1
Held-to-maturity investments (assets held in trust):
Fixed maturity investments, at amortized cost (estimated fair value $310.9 and $304.0)	311.9	305.0
Short-term investments, at amortized cost (which approximates fair value)	0.1	13.3
Other investments (cost $261.3 and $229.5)	332.7	278.1
Total investments	5,039.0	5,130.8
Cash	27.1	41.4
Reinsurance recoverable on unpaid losses	1,023.4	1,032.6
Reinsurance recoverable on unpaid losses—Berkshire Hathaway, Inc.	1,742.1	1,810.0
Reinsurance recoverable on paid losses	21.2	32.4
Premiums receivable	545.6	517.1
Securities lending collateral	385.3	528.8
Deferred acquisition costs	193.4	183.8
Deferred tax asset	5.5	75.0
Investment income accrued	35.4	34.7
Ceded unearned premiums	65.7	38.2
Accounts receivable on unsettled investment sales	20.7	6.7
Other assets	362.2	375.2
Total assets	$9,466.6	$9,806.7
Liabilities
Loss and LAE reserves	$4,696.6	$4,837.7
Unearned premiums	1,004.5	985.2
Debt	757.6	759.5
Securities lending payable	385.3	528.8
Preferred stock subject to mandatory redemption—Berkshire Hathaway, Inc. (redemption value $300.0)	259.2	242.3
Ceded reinsurance payable	90.4	71.9
Accounts payable on unsettled investment purchases	11.8	11.2
Other liabilities	440.8	622.6
Total liabilities	7,646.2	8,059.2
Common shareholder’s equity
Common shares and paid-in surplus (par value $1, issued and outstanding, 505 shares)	970.5	970.5
Retained earnings	659.7	590.1
Accumulated other comprehensive income, after-tax:
Net unrealized gains on investments	168.5	171.8
Net unrealized foreign currency translation gains	18.4	12.0
Other comprehensive income items	3.3	3.1
Total common shareholder’s equity	1,820.4	1,747.5
Total liabilities and common shareholder’s equity	$9,466.6	$9,806.7

See Notes to Consolidated Financial Statements including Note 12 – “Commitments and Contingencies”.

FUND AMERICAN COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	($ in millions, except per share amounts)
Revenues
Earned premiums	$465.0	$531.9	$933.9	$1,038.7
Net investment income	53.0	51.7	102.6	96.4
Net realized investment gains	57.1	41.7	112.0	69.7
Net other revenues	2.4	3.1	5.5	6.2
Total revenues	577.5	628.4	1,154.0	1,211.0
Expenses
Loss and LAE	283.1	338.4	571.3	676.1
Policy acquisition expenses	78.3	85.4	156.6	172.9
Other underwriting expenses	89.6	86.0	180.5	169.9
General and administrative expenses	1.4	1.8	1.4	7.5
Accretion of fair value adjustment to loss and LAE reserves	4.0	5.8	8.0	11.5
Interest expense on debt	11.3	11.5	22.7	22.8
Interest expense—dividends on preferred stock subject to mandatory redemption	7.0	7.0	14.1	14.1
Interest expense—accretion on preferred stock subject to mandatory redemption	8.8	6.9	17.0	13.3
Total expenses	483.5	542.8	971.6	1,088.1
Pre-tax income	94.0	85.6	182.4	122.9
Income tax provision	(38.7)	(15.5)	(77.5)	(33.5)
Income from continuing operations before equity in earnings of unconsolidated affiliate	55.3	70.1	104.9	89.4
Equity in earnings of unconsolidated affiliate	—	8.0	—	10.2
Income from continuing operations	55.3	78.1	104.9	99.6
Income from discontinued operations	—	1.6	—	0.4
Net income	55.3	79.7	104.9	100.0
Change in net unrealized gains and losses for investments held	22.9	(7.1)	67.6	5.2
Recognition of net unrealized gains and losses for investments sold	(34.7)	(26.3)	(70.9)	(37.4)
Change in foreign currency translation	5.1	3.3	6.4	2.6
Change in other comprehensive income items	1.1	0.8	0.2	1.9
Comprehensive net income	$49.7	$50.4	$108.2	$72.3

See Notes to Consolidated Financial Statements.

FUND AMERICAN COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY

(Unaudited)

		Common		Accum. Other
	Common	shares and		comprehensive
	shareholder’s	paid-in	Retained	income,
	equity	surplus	earnings	after-tax
	($ in millions)

Balances at January 1, 2007	$1,747.5	$970.5	$590.1	$186.9
Adjustment to adopt FIN 48	(0.3)	—	(0.3)	—
Net income	104.9	—	104.9	—
Other comprehensive income, after-tax	3.3	—	—	3.3
Dividends to Fund American Enterprise Holdings, Inc.	(35.0)	—	(35.0)	—
Balances at June 30, 2007	$1,820.4	$970.5	$659.7	$190.2

		Common		Accum. Other
	Common	shares and		comprehensive
	shareholder’s	paid-in	Retained	income,
	equity	surplus	earnings	after-tax
	($ in millions)

Balances at January 1, 2006	$1,483.8	$920.1	$406.0	$157.7
Adjustment to adopt SFAS No. 155, after-tax	—	—	7.1	(7.1)
Net income	100.0	—	100.0	—
Other comprehensive income, after-tax	(27.7)	—	—	(27.7)
Dividends to Fund American Enterprise Holdings, Inc.	(35.0)	—	(35.0)	—
Balances at June 30, 2006	$1,521.1	$920.1	$478.1	$122.9

See Notes to Consolidated Financial Statements.

FUND AMERICAN COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 30,
	2007	2006
	($ in millions)
Cash flows from operations:
Net income	$104.9	$100.0
Charges (credits) to reconcile net income to cash flows used for operations:
Income from discontinued operations	—	(0.4)
Net realized investment gains	(112.0)	(69.7)
Dividends paid on mandatorily redeemable preferred stock	14.1	14.1
Other operating items:
Net change in loss and LAE reserves	(141.1)	(312.5)
Net change in unearned premiums	19.3	54.6
Net change in ceded reinsurance payable	18.5	4.5
Net change in premiums receivable	(28.5)	(43.0)
Net change in reinsurance recoverable on paid and unpaid losses	88.3	144.3
Net change in other assets and liabilities	(123.1)	(54.4)
Net cash used for operating activities of continuing operations	(159.6)	(162.5)
Net cash used for operating activities of discontinued operations	—	(23.5)
Net cash used for operations	(159.6)	(186.0)
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments available-for-sale	62.6	(30.1)
Maturities of investments held-to-maturity	(6.9)	—
Sales of fixed maturity investments	870.5	752.8
Maturities of fixed maturity investments	261.7	297.4
Sales of common equity securities	192.7	138.2
Sales of other investments	16.1	2.2
Purchases of fixed maturity investments available-for-sale	(1,013.5)	(745.4)
Purchases of common equity securities	(136.3)	(207.0)
Purchases of other investments	(28.0)	(30.2)
Net change in unsettled investment purchases and sales	(13.5)	9.1
Net acquisitions of property and equipment	(9.0)	(7.1)
Net cash provided from investing activities of continuing operations	196.4	179.9
Net cash provided from investing activities of discontinued operations	—	19.8
Net cash provided from investing activities	196.4	199.7
Cash flows from financing activities:
Repayment of debt	(2.0)	—
Cash dividends paid to Fund American Enterprise Holdings, Inc.	(35.0)	(1.6)
Dividends paid on mandatorily redeemable preferred stock	(14.1)	(14.1)
Net cash used for financing activities of continuing operations	(51.1)	(15.7)
Net decrease in cash during period	(14.3)	(2.0)
Cash balance at beginning of period	41.4	43.9
Cash balance at end of period	$27.1	$41.9

Supplemental cash flows information:
Interest paid	$22.1	$22.3
Tax payments made under tax sharing agreements	90.6	7.3

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

As discussed in further detail in Note 2, “Discontinued Operations,” in 2004 and 2006, Fund American distributed or sold certain consolidated subsidiaries to White Mountains. As part of a reorganization immediately preceding OBIG’s initial public offering, Fund American sold certain other consolidated subsidiaries to White Mountains on August 3, 2006 at GAAP book value. These subsidiaries have been classified as discontinued operations. Accordingly, the results of operations for the distributed or sold subsidiaries are presented net of tax, as income from discontinued operations in the consolidated statements of income and comprehensive income. Cash flows associated with the operating and investing activities of discontinued operations are aggregated and presented under separate captions in the consolidated statements of cash flows.  There were no cash flows associated with financing activities for the discontinued operations.

Recently Adopted Changes in Accounting Principles

Federal and State Income Taxes

On January 1, 2007 (“Date of Adoption”) Fund American adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes when the benefit of a given tax position should be recognized and how it should be measured.  Under the new guidance, recognition is based upon whether or not a company determines that it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. In evaluating the more-likely-than-not recognition threshold, Fund American must presume that the tax position will be subject to examination by a taxing authority with full knowledge of all relevant information. If the recognition threshold is met, then the tax position is measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement.

FIN 48 also addresses how interest and penalties should be accrued for uncertain tax positions, requiring that interest expense should be recognized in the first period interest would be accrued under the tax law. Fund American classifies all interest and penalties on unrecognized tax benefits as part of income tax expense.  At the Date of Adoption, the Company had accrued interest and penalties of $0.8 million, net of federal benefit.  In connection with the adoption of FIN 48, Fund American has recognized a $0.3 million increase in the liability for unrecognized tax benefits, primarily as a result of increases in its estimates of accrued interest. The effect of adoption has been recorded as an adjustment to opening retained earnings.

At the Date of Adoption, Fund American had $15.2 million of unrecognized tax benefits.  If recognized, $11.0 million would increase net income.  Because of the impact of deferred tax accounting, exposure for certain temporary differences would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.  There have been no material changes to the above balances since the Date of Adoption.

The majority of Fund American’s subsidiaries file a consolidated tax return in the U.S.  The Company’s parent, Fund American Enterprises Holdings, Inc. (“FAEH”), which is a wholly-owned subsidiary of OBIG, is not included within these financial statements.  With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2003.  The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for 2003 through 2004 in the second quarter of 2006 that is anticipated to be completed by the end of 2008.  As of June 30, 2007, the IRS has not proposed any significant adjustments to taxable income.  The Company does not expect to receive any adjustments that would result in a material change to its financial position.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next twelve months.

Recent Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). The Statement provides a revised definition of fair value and guidance on the methods used to measure fair value. The Statement also expands financial statement disclosure requirements for fair value information. The Statement establishes a fair value hierarchy that distinguishes between assumptions based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in SFAS 157 prioritizes inputs within three levels. Quoted prices in active markets have the highest priority (Level 1) followed by observable inputs other than quoted prices (Level 2) and unobservable inputs having the lowest priority (Level 3). The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application allowed for entities that have not issued financial statements in the fiscal year of adoption. Fund American has not yet determined the effect of adoption on its financial condition, results of operations or cash flows.

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

Fund American’s net income from continuing operations excludes the results of operations for the above entities for all periods presented. Income from discontinued operations has been presented separately and is shown net of related income taxes.

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

On October 31, 2006, Fund American restructured its investment in Main Street America Holdings, Inc. (“MSA”). Fund American received a $70 million cash dividend from MSA following which Fund American sold its 50% common stock investment in MSA to Main Street America Group, Inc. (“the MSA Group”) for (i) $70.0 million in 9.0% non-voting cumulative perpetual preferred stock of the MSA Group and (ii) 4.9% of the common stock of the MSA Group. Effective October 31, 2006, Fund American accounts for its remaining investment in the MSA Group in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Refer to the Fund American’s 2006 Annual Report on Form 10-K. Prior to the sale, Fund American owned 50% of the total common shares outstanding of MSA and accounted for this investment using the equity method of accounting. These transactions resulted in a net after-tax realized gain of $8.5 million.

NOTE 4. Reserves for Unpaid Loss and LAE

The following table summarizes the loss and LAE reserve activities of Fund American’s insurance subsidiaries for the three and six months ended June 30, 2007 and 2006:

	Three months ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Gross beginning balance	$4,773.9	$5,186.2	$4,837.7	$5,354.3
Less beginning reinsurance recoverable on unpaid losses	(2,820.5)	(3,033.8)	(2,842.6)	(3,120.9)
Net loss and LAE reserves	1,953.4	2,152.4	1,995.1	2,233.4
Loss and LAE incurred relating to:
Current year losses	295.8	319.1	596.0	664.0
Prior year losses	(12.7)	19.3	(24.7)	12.1
Total incurred loss and LAE	283.1	338.4	571.3	676.1
Accretion of fair value adjustment to net loss and LAE reserves	4.0	5.8	8.0	11.5
Loss and LAE paid relating to:
Current year losses	(124.6)	(195.0)	(200.6)	(288.9)
Prior year losses	(184.8)	(227.3)	(442.7)	(557.8)
Total loss and LAE payments	(309.4)	(422.3)	(643.3)	(846.7)
Net ending balance	1,931.1	2,074.3	1,931.1	2,074.3
Plus ending reinsurance recoverable on unpaid losses	2,765.5	2,967.5	2,765.5	2,967.5
Gross ending balance	$4,696.6	$5,041.8	$4,696.6	$5,041.8

During the six months ended June 30, 2007, Fund American experienced $24.7 million of favorable development on prior accident year loss reserves primarily related to professional liability in specialty lines, property liability in commercial lines and automobile liability in personal lines. During the six months ended June 30, 2006, Fund American experienced $12.1 million of adverse development on prior accident year loss reserves primarily related to hurricane Katrina in commercial lines, partially offset by favorable development in other lines.

In connection with purchase accounting for the OneBeacon Acquisition, loss and LAE reserves and the related reinsurance recoverables were adjusted to fair value on the balance sheets. The net reduction to loss and LAE reserves is being recognized through an income statement charge ratably with and over the period the claims are settled. Accordingly, Fund American recognized $4.0 million and $8.0 million of such charges for the three and six months ended June 30, 2007, respectively, and $5.8 million and $11.5 million of such charges for the three and six months ended June 30, 2006, respectively.

NOTE 5. Reinsurance

In the normal course of business, Fund American’s insurance subsidiaries seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. Fund American remains liable for risks reinsured even if the reinsurer does not honor its obligations under reinsurance contracts.

Effective, July 1, 2007, Fund American renewed its property catastrophe reinsurance program through June 30, 2008.  The program provides coverage for Fund American property business including automobile physical damage, as well as terrorism coverage for non-TRIA events (excluding nuclear, biological, chemical and radiological).  Under the program, the first $150 million of losses resulting from a single catastrophe are retained by Fund American and $650 million of the next $700 million of losses resulting from the catastrophe are reinsured.  Any loss above $850 million would be retained by Fund American. In the event of a catastrophe, Fund American’s property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.

At June 30, 2007, Fund American had $21.2 million of reinsurance recoverables on paid losses and $2,994.6 million (gross of $229.1 million in purchase accounting adjustments, as described in Note 4) that will become recoverable if claims are paid in accordance with current reserve estimates. The collectibility of balances due from Fund American’s reinsurers is critical to Fund American’s financial strength because reinsurance contracts do not relieve Fund American of its primary obligation to its policyholders. Fund American is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. Fund American monitors the financial strength of its reinsurers on an ongoing basis. As a result, uncollectible amounts have historically not been significant. The following table provides a listing of Fund American’s top reinsurers based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurers’ A.M. Best ratings.

	Balance at		A.M. Best
($ in millions)	June 30, 2007	% of total	Rating(1)
National Indemnity Company and General Reinsurance Corporation (2)	$2,145.0	77%	A	++
Tokio Marine and Nichido Fire	58.7	2%	A	++
Munich Reinsurance America (formerly America Reinsurance Company)	52.4	2%	A
Liberty Mutual and subsidiaries(3)	35.8	1%	A
Swiss Re	21.0	1%	A	+

(1)           A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen ratings), “A+” (Superior, which is the second highest of fifteen ratings) and “A” (Excellent, which is the third highest of fifteen ratings).

(2)           Includes $404.0 million of Third Party Recoverables, which NICO would pay under the terms of the NICO Cover if they are unable to collect from third party reinsurers. Fund American also has an additional $363.0 million of Third Party Recoverables from various reinsurers, the majority of which are rated “A” or better by A.M. Best.

(3)           At June 30, 2007, Fund American had assumed balances receivable and expenses receivable of approximately $36.8 million under its renewal rights agreement with Liberty Mutual, which expired on October 31, 2003.

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

Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of Fund American’s third party reinsurers (“Third Party Reinsurers”) in existence at the time the NICO Cover was executed (“Third Party Recoverables”). As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of Fund American. Fund American estimates that on an incurred basis, net of Third Party Recoverables, as of June 30, 2007 it has used approximately $2.1 billion of the coverage provided by NICO. Approximately $915 million of these incurred losses have been paid by NICO through June 30, 2007. Since entering into the NICO Cover, $37.5 million of the $2.1 billion of utilized coverage from NICO related to uncollectible Third Party Recoverables. To the extent that actual experience differs from Fund American’s estimate of ultimate A&E losses and Third Party Recoverables, future losses could utilize some or all of the protection remaining under the NICO Cover.

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

NOTE 6. Investment Securities

Fund American’s net investment income is comprised primarily of interest income associated with Fund American’s fixed maturity investments, dividend income from its equity investments and interest income from its short-term investments. Net investment income for the three and six months ended June 30, 2007 and 2006 consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	($ in millions)
Investment income:
Fixed maturity investments	$51.4	$43.9	$96.5	$81.3
Short-term investments	2.9	2.4	6.6	4.6
Common equity securities	3.5	7.7	6.8	12.5
Other investments	0.7	2.0	1.4	4.8
Total investment income	58.5	56.0	111.3	103.2
Less investment expenses	(5.5)	(4.3)	(8.7)	(6.8)
Net investment income, pre-tax	$53.0	$51.7	$102.6	$96.4

The composition of net realized investment gains consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	($ in millions)
Fixed maturity investments	$7.3	$10.9	$13.2	$21.0
Common equity securities	38.4	27.2	78.9	38.7
Other investments	11.4	3.6	19.9	10.0
Net realized investment gains, pre-tax	$57.1	$41.7	$112.0	$69.7

The components of Fund American’s ending net unrealized investment gains and losses on its investment portfolio were as follows:

	Six months ended	Year ended
	June 30,	December 31,
	2007	2006
	($ in millions)
Investment securities:(1)
Gross unrealized investment gains	$266.5	$255.3
Gross unrealized investment losses	(33.2)	(18.7)
Net unrealized gains from investment securities	233.3	236.6
Income taxes attributable to such gains	(81.6)	(83.5)
Total net unrealized investment gains, after-tax	$151.7	$153.1

(1)                                  Does not include deferred gains and losses on sales of investments between Fund American and entities under White Mountains’ common control of $16.8 million and $18.7 million, after-tax, as of June 30, 2007 and December 31, 2006, respectively.

In connection with OBIG’s initial public offering, an irrevocable grantor trust was established to economically defease the Company’s mandatorily redeemable preferred stock.  The assets of the trust are solely dedicated to payments of dividends and redemption amounts on the mandatorily redeemable preferred stock.  The assets held in the trust include fixed maturity and short-term investments accounted for and classified as held-to-maturity.  Refer to the Company’s 2006 Annual Report on Form 10-K for a complete discussion of the economic defeasance of the Company’s mandatorily redeemable preferred stock. The carrying value, gross unrealized investment gains and losses, and estimated market values of Fund American’s fixed maturity held-to-maturity investments, carried at amortized cost, as of June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007
		Gross	Gross	Net foreign	Estimated
	Carrying	unrealized	unrealized	currency	Market
	Value	gains	losses	gains	Value
	($ in millions)
U.S. Government obligations	$311.9	$—	$(1.0)	$—	$310.9
Total fixed maturity investments	$311.9	$—	$(1.0)	$—	$310.9

	December 31, 2006
		Gross	Gross	Net foreign	Estimated
	Carrying	unrealized	unrealized	currency	Market
	Value	gains	losses	gains	Value
	($ in millions)
U.S. Government obligations	$305.0	$—	$(1.0)	$—	$304.0
Total fixed maturity investments	$305.0	$—	$(1.0)	$—	$304.0

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of Fund American’s fixed maturity available-for-sale investments as of June 30, 2007 and December 31, 2006, were as follows:

	June 30, 2007
	Cost or	Gross	Gross	Net foreign
	amortized	unrealized	unrealized	currency	Carrying
	cost	gains	losses	gains	value
	($ in millions)
U.S. Government obligations	$761.1	$0.5	$(8.7)	$—	$752.9
Debt securities issued by industrial corporations	1,519.3	10.1	(14.4)	2.1	1,517.1
Municipal obligations	8.1	0.3	—	—	8.4
Asset-backed securities	959.7	—	(3.4)	16.5	972.8
Foreign government obligations	41.6	0.1	(0.7)	—	41.0
Preferred stocks	101.5	13.2	(0.5)	8.5	122.7
Total fixed maturity investments	$3,391.3	$24.2	$(27.7)	$27.1	$3,414.9

	December 31, 2006
	Cost or	Gross	Gross	Net foreign
	amortized	unrealized	unrealized	currency	Carrying
	cost	gains	losses	gains	value
	($ in millions)
U.S. Government obligations	$805.9	$1.8	$(4.1)	$—	$803.6
Debt securities issued by industrial corporations	1,429.5	8.3	(8.4)	10.7	1,440.1
Municipal obligations	8.3	0.4	—	—	8.7
Asset-backed securities	1,080.6	9.3	(3.6)	—	1,086.3
Foreign government obligations	54.7	—	(0.6)	—	54.1
Preferred stocks	110.9	17.1	(0.5)	7.9	135.4
Total fixed maturity investments	$3,489.9	$36.9	$(17.2)	$18.6	$3,528.2

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of Fund American’s common equity securities and other investments as of June 30, 2007 and December 31, 2006, were as follows:

	June 30, 2007
	Cost or	Gross	Gross	Net foreign
	amortized	unrealized	unrealized	currency	Carrying
	cost	gains	losses	gains	value
	($ in millions)
Common equity securities	$591.4	$170.4	$(5.0)	$1.6	$758.4
Other investments	$261.3	$71.9	$(0.5)	$—	$332.7

	December 31, 2006
	Cost or	Gross	Gross	Net foreign
	amortized	unrealized	unrealized	currency	Carrying
	cost	gains	losses	losses	value
	($ in millions)
Common equity securities	$568.9	$169.2	$(0.9)	$(0.1)	$737.1
Other investments	$229.5	$49.2	$(0.6)	$—	$278.1

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

The following table presents an analysis of the continuous periods during which Fund American has held investment positions which were carried at an unrealized loss as of June 30, 2007 (excluding short-term investments):

	June 30, 2007
	0-6	6-12	> 12
	Months	Months	Months	Total
	($ in millions)
Fixed maturity investments:
Number of positions	124	9	107	240
Market value	$1,423.1	$71.6	$575.0	$2,069.7
Amortized cost	$1,439.0	$72.1	$586.3	$2,097.4
Unrealized loss	$(15.9)	$(0.5)	$(11.3)	$(27.7)
Common equity securities:
Number of positions	11	2	—	13
Market value	$43.8	$26.4	—	$70.2
Amortized cost	$45.4	$29.8	—	$75.2
Unrealized loss	$(1.6)	$(3.4)	—	$(5.0)
Other investments:
Number of positions	3	—	3	6
Market value	$10.6	—	$18.4	$29.0
Amortized cost	$10.7	—	$18.8	$29.5
Unrealized loss	$(0.1)	—	$(0.4)	$(0.5)
Total:
Number of positions	138	11	110	259
Market value	$1,477.5	$98.0	$593.4	$2,168.9
Amortized cost	$1,495.1	$101.9	$605.1	$2,202.1
Unrealized loss	$(17.6)	$(3.9)	$(11.7)	$(33.2)
% of total gross unrealized losses	53%	12%	35%	100%

During the three and six months ended June 30, 2007 and 2006, Fund American did not recognize any material pre-tax other-than-temporary impairment charges. Fund American believes that the gross unrealized losses relating to its fixed maturity investments at June 30, 2007 resulted primarily from increases in market interest rates from the dates that certain investments within that portfolio were acquired as opposed to fundamental changes in the credit quality of the issuers of such securities. Fund American views these decreases in value as being temporary because it has the intent and ability to retain such investments until recovery. However, should Fund American determine that it no longer has the intent and ability to hold a fixed maturity investment that has an existing unrealized loss resulting from an increase in market interest rates until it recovers, this loss would be realized through the income statement at the time such determination is made. Fund American also believes that the gross unrealized losses recorded on its common equity securities and its other investments at June 30, 2007 resulted primarily from decreases in quoted market values from the dates that certain investments securities within that portfolio were acquired as opposed to fundamental changes in the issuer’s financial performance and near term financial prospects. Therefore, these decreases are also viewed as being temporary. However, due to the inherent risk involved in investing in the equity markets, it is possible that the decrease in market value of these investments may ultimately prove to be other than temporary. At June 30, 2007, Fund American’s investment portfolio did not include any individual investment securities with an after-tax unrealized loss of more than $3.0 million for more than a six-month period.

NOTE 7. Segment Information

Fund American’s segments consist of the following: (1) Primary Insurance Operations, (2) Affiliate Quota Shares and (3) Other Operations. Fund American has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized and (iii) the existence of primary managers responsible for specific subsidiaries and affiliates. Significant intercompany transactions among Fund American’s segments have been eliminated herein. Financial information for Fund American’s segments follows:

	Primary	Affiliate
	Insurance	Quota	Other
	Operations	Shares(1)	Operations	Total
	($ in millions)
Three months ended June 30, 2007
Earned premiums	$465.0	$—	$—	$465.0
Net investment income	48.7	—	4.3	53.0
Net realized investment gains	56.9	—	0.2	57.1
Net other revenues	3.3	—	(0.9)	2.4
Total revenues	573.9	—	3.6	577.5
Loss and LAE	283.1	—	—	283.1
Policy acquisition expenses	78.3	—	—	78.3
Other underwriting expenses	89.6	—	—	89.6
General and administrative expenses	1.2	—	0.2	1.4
Accretion of fair value adjustment to loss and LAE reserves	—	—	4.0	4.0
Interest expense on debt	0.8	—	10.5	11.3
Interest expense-on preferred stock subject to mandatory redemption	—	—	15.8	15.8
Total expenses	453.0	—	30.5	483.5
Pre-tax income (loss)	$120.9	$—	(26.9)	$94.0
Three months ended June 30, 2006
Earned premiums	$485.3	$46.6	$—	$531.9
Net investment income	50.6	—	1.1	51.7
Net realized investment gains	41.7	—	—	41.7
Net other revenues	2.3	—	0.8	3.1
Total revenues	579.9	46.6	1.9	628.4
Loss and LAE	295.7	42.7	—	338.4
Policy acquisition expenses	74.4	11.0	—	85.4
Other underwriting expenses	86.0	—	—	86.0
General and administrative expenses	0.9	—	0.9	1.8
Accretion of fair value adjustment to loss and LAE reserves	—	—	5.8	5.8
Interest expense on debt	0.8	—	10.7	11.5
Interest expense-on preferred stock subject to mandatory redemption	—	—	13.9	13.9
Total expenses	457.8	53.7	31.3	542.8
Pre-tax income (loss)	$122.1	$(7.1)	(29.4)	$85.6

(1)             The affiliate quota share agreements were commuted during the fourth quarter of 2006.

	Primary Insurance Operations	Affiliate Quota Shares(1)	Other Operations	Total
	($ in millions)
Six months ended June 30, 2007
Earned premiums	$933.9	$—	$—	$933.9
Net investment income	94.4	—	8.2	102.6
Net realized investment gains	111.8	—	0.2	112.0
Net other revenues	6.6	—	(1.1)	5.5
Total revenues	1,146.7	—	7.3	1,154.0
Loss and LAE	571.3	—	—	571.3
Policy acquisition expenses	156.6	—	—	156.6
Other underwriting expenses	180.5	—	—	180.5
General and administrative expenses	1.2	—	0.2	1.4
Accretion of fair value adjustment to loss and LAE reserves	—	—	8.0	8.0
Interest expense on debt	1.7	—	21.0	22.7
Interest expense-on preferred stock subject to mandatory redemption	—	—	31.1	31.1
Total expenses	911.3	—	60.3	971.6
Pre-tax income (loss)	$235.4	$—	(53.0)	$182.4
Six months ended June 30, 2006
Earned premiums	$965.4	$73.3	$—	$1,038.7
Net investment income	93.9	—	2.5	96.4
Net realized investment gains (losses)	69.9	—	(0.2)	69.7
Net other revenues	4.6	—	1.6	6.2
Total revenues	1,133.8	73.3	3.9	1,211.0
Loss and LAE	599.4	76.7	—	676.1
Policy acquisition expenses	160.8	12.1	—	172.9
Other underwriting expenses	169.9	—	—	169.9
General and administrative expenses	1.6	—	5.9	7.5
Accretion of fair value adjustment to loss and LAE reserves	—	—	11.5	11.5
Interest expense on debt	1.4	—	21.4	22.8
Interest expense-on preferred stock subject to mandatory redemption	—	—	27.4	27.4
Total expenses	933.1	88.8	66.2	1,088.1
Pre-tax income (loss)	$200.7	$(15.5)	(62.3)	$122.9

June 30, 2007
Total investments	$4,639.1	$—	$399.9	$5,039.0
Reinsurance recoverable on paid and unpaid losses	3,015.8	—	(229.1)	2,786.7
Total assets	9,297.9	—	168.7	9,466.6
Loss and LAE reserves	4,951.1	—	(254.5)	4,696.6
Total liabilities	6,937.8	—	708.4	7,646.2
Total equity	2,360.1	—	(539.7)	1,820.4
December 31, 2006
Total investments	$4,806.9	$—	$323.9	$5,130.8
Reinsurance recoverable on paid and unpaid losses	3,112.1	—	(237.1)	2,875.0
Total assets	9,729.2	—	77.5	9,806.7
Loss and LAE reserves	5,108.2	—	(270.5)	4,837.7
Total liabilities	7,382.3	—	676.9	8,059.2
Total equity	2,346.9	—	(599.4)	1,747.5

(1)                                  The affiliate quota share agreements were commuted during the fourth quarter of 2006.

The following tables provide net written premiums and earned insurance premiums for Fund American’s Primary Insurance Operations by major underwriting unit and in total for the three and six months ended June 30, 2007 and 2006:

	Specialty	Commercial	Personal	Total(1)
	($ in millions)
Three months ended June 30, 2007
Net written premiums	$110.8	$193.6	$180.4	$484.8
Earned premiums	108.2	176.4	180.5	465.0
Three months ended June 30, 2006
Net written premiums	$105.6	$195.7	$217.4	$515.4
Earned premiums	108.0	171.0	209.7	485.3

	Specialty	Commercial	Personal	Total(1)
	($ in millions)
Six months ended June 30, 2007
Net written premiums	$207.6	$364.2	$353.2	$925.1
Earned premiums	215.2	348.4	370.3	933.9
Six months ended June 30, 2006
Net written premiums	$207.6	$362.5	$419.8	$989.8
Earned premiums	210.0	336.3	419.2	965.4

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

Prior to the exchange of Fund American’s common stock investment in MSA, Fund American accounted for this investment using the equity method of accounting. For the three and six months ended June 30, 2006, the after-tax equity in earnings from MSA common stock was $8.0 million and $10.2 million, respectively, and the after-tax equity in unrealized investment losses was $7.7 million and $8.9 million, respectively.

NOTE 9. Retirement Plans

The components of net periodic benefit costs for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	($ in millions)		($ in millions)
Service cost	$0.6	$0.3	$1.1	$0.5
Interest cost	6.6	6.9	13.2	13.8
Expected return on plan assets	(6.7)	(7.6)	(13.5)	(15.3)
Amortization of unrecognized loss	0.1	—	0.2	0.1
Net periodic pension cost before settlements, curtailments and special termination benefits	0.6	(0.4)	1.0	(0.9)
Special termination benefits expense(1)	—	0.3	—	1.6
Net periodic benefit cost	$0.6	$(0.1)	$1.0	$0.7

(1) Special termination benefits are additional payments made from the pension plan when a vested participant terminates employment due to a reduction in force.

OneBeacon anticipates contributing $2.9 million to the pension plans for 2007. As of June 30, 2007, $1.7 million in contributions have been made. All of OneBeacon’s year to date and expected pension contributions in 2007 relate to non-qualified pension plans, for which OneBeacon has established assets held in rabbi trusts.

See Note 13 – “Subsequent Events.”

NOTE 10.  Employee Share-Based Incentive Compensation Plans

Fund American’s share-based compensation plans, consisting primarily of performance shares, are designed to maximize shareholder value over long periods of time by aligning the financial interests of its management with those of its owners. Performance shares are payable only upon achievement of pre-defined business goals and are valued based on the market value of OneBeacon’s common shares at the time awards are earned.   See “Performance Shares” below. Performance shares are typically paid in cash, though, in some instances, they may be paid in common shares or may be deferred in accordance with the terms of Fund American’s deferred compensation plans. Fund American expenses the full cost of all its share-based compensation.

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

The following summarizes performance share activity for OB Performance Shares for the three and six months ended June 31, 2007 and 2006:

	Three months ended June 30,
	2007
	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	1,114,645	$6.0
Payments and deferrals	—	—
New awards	23,674	0.1
Forfeitures and net change in assumed forfeitures	(15,978)	(0.1)
Expense recognized	—	4.1
End of period	1,122,341	$10.1

	Six months ended June 30,
	2007
	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	—	$—
Payments and deferrals	—	—
New awards	908,460	—
Forfeitures and net change in assumed forfeitures	(68,820)	(0.3)
Expense recognized	282,701	4.1
Transfers in (1)	—	6.3
End of period	1,122,341	$10.1

(1)                                  In February 2007, Fund American’s WTM Performance Shares were replaced with OB Performance Shares of an equivalent value.

The following summarizes performance share activity for WTM Performance Shares for the three and six months ended June, 30 2007 and 2006:

	Three months ended June 30,
	2007		2006
	Target WTM Performance Shares outstanding	Accrued expense	Target WTM Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	—	$—	29,260	$8.2
Payments and deferrals	—	—	—	—
New awards	—	—	—	—
Forfeitures and net change in assumed forfeitures	—	—	—	—
Transfers out (3)	—	—	—	—
Expense recognized	—	—	—	(0.1)
End of period	—	$—	29,260	$8.1

	Six months ended June 30,
	2007		2006
	Target WTM Performance Shares outstanding	Accrued expense	Target WTM Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	16,470	$7.8	10,650	$7.1
Payments and deferrals (1) (2)	(4,400)	(3.7)	—	(3.8)
New awards	—	—	19,360	—
Forfeitures and net change in assumed forfeitures	—	—	(750)	(2.8)
Transfers out (3)	(12,070)	(4.1)	—	—
Expense recognized	—	—	—	7.6
End of period	—	$—	29,260	$8.1

(1)                                  Performance share payments in 2006 for the 2003-2005 performance cycle were made at 142% of target.

(2)                                  Performance share payments in 2007 for the 2004-2006 performance cycle were made at 145% of target.

(3)                                  In February 2007, Fund American’s WTM Performance Shares were replaced with OB Performance Shares of an equivalent value.

The following summarizes performance shares outstanding and accrued performance share expense at June 30, 2007 for each performance cycle:

	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Performance cycle:
2005—2007	117,363	$3.3
2006—2008	161,216	3.5
2007—2009	872,681	3.4
Sub-total	1,151,260	10.2
Assumed forfeitures	(28,919)	(0.1)
Total at June 30, 2007	1,122,341	$10.1

If 100% of the outstanding performance shares had been vested on June 30, 2007, the total additional compensation cost to be recognized would have been $32.1 million, based on current accrual factors (common share price and payout assumptions).

All performance shares earned for the 2003-2005 and the 2004-2006 performance cycles were settled in cash or by deferral into certain non-qualified deferred compensation plans of the Company’s subsidiaries.

NOTE 11.  Income Taxes

The income tax provision related to pre-tax income from continuing operations for the six months ended June 30, 2007 and June 30, 2006 represented effective tax rates of 42.5% and 27.3%, respectively, compared to the U.S. statutory rate of 35%. The effective tax rate was higher for the six months ended June 30, 2007 due to non-deductible dividends and accretion on the Berkshire Hathaway Inc. (“Berkshire”) Preferred Stock (“Berkshire Preferred Stock”).  The effective tax rate was lower for the six months ended June 30, 2006 due to tax benefits related to settlements of U.S. federal and state income tax audits for years prior to 2003, partially offset by non-deductible dividends and accretion on the Berkshire Preferred Stock.

NOTE 12. Commitments and Contingencies

 Legal Contingencies

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

In August 2005, OneBeacon asserted claims against Liberty Mutual in the Court of Common Pleas in Philadelphia, Pennsylvania (the “Court”) asserting breach of contract and negligence claims pursuant to agreements with Liberty Mutual (the “Liberty Agreements”). The contract claim was submitted to arbitration and the Court stayed the remaining claims pending resolution of the arbitration. The hearing commenced in November 2006 and a final determination is expected by the end of 2007.

In January 2006, Liberty Mutual initiated an arbitration proceeding (the “ULAE Arbitration”) against OneBeacon asserting it is owed approximately $68 million  in connection with unallocated loss adjustment expenses (“ULAE”), under the Liberty Agreements. OneBeacon believes that Liberty’s calculation of ULAE is inconsistent with the terms of the Liberty Agreements and with standard industry definitions of ULAE. As of June 30, 2007, OneBeacon has recorded in its loss and LAE reserves an estimate of ULAE expenses due Liberty Mutual on a basis that it believes is consistent with the terms of the Liberty Agreements and with standard industry definitions of ULAE.

In September 2006, OneBeacon initiated an arbitration against Liberty Mutual (the “Reinsurance Arbitration”) seeking payment of approximately $57 million relating to reinsurance arrangements under the Liberty Agreements. In January 2007, the Reinsurance Arbitration was consolidated into the ULAE Arbitration.  In July 2007, the reinsurance payment issues in the Reinsurance Arbitration were favorably resolved.

As of June 30, 2007, Fund American believes its loss and LAE reserves are sufficient to cover reasonably anticipated outcomes of all disputes with Liberty Mutual.

Refer to the Company’s 2006 Annual Report on Form 10-K, and in particular Item 3 — “Legal Proceedings” for a brief description of all other non-routine legal proceedings. Damages sought by the claimants do not exceed 10% of the Company’s current assets.

Guarantees

Beginning in February 2006, OneBeacon Insurance Company (“OBIC”), a wholly-owned insurance subsidiary of the Company, agreed to provide guarantees of the obligations of Galileo Weather Risk Management Ltd., or Galileo, to Galileo’s counterparty in certain weather-related product transactions. Galileo is a subsidiary of White Mountains. The guarantees require OBIC to pay the full amount of Galileo’s obligations to the counterparty in the event of Galileo’s failure to pay these obligations. In the event of a payment, OBIC would be eligible to exercise all of the rights of the counterparty against Galileo. As of June 30, 2007 there was one outstanding guarantee with a principal value of $5.0 million. In the event that the total guaranteed principal amount exceeds the lesser of 5% of OBIC’s admitted assets of $3.8 billion at December 31, 2006 or 25% of OBIC’s statutory surplus of $1.7 billion at December 31, 2006, OBIC would require the approval of the Pennsylvania Department of Insurance in order to make any further guarantees. OBIC has agreed, at White Mountains’ option, to continue to make these guarantees available until October 2008 and will receive from Galileo an annual fee of 25 basis points of the value at risk for providing the guarantees. Pursuant to a separation agreement entered into by OBIG and White Mountains in connection with OBIG’s initial public offering, White Mountains has agreed that it will take appropriate steps to ensure that OBIC will not be called on to make payment on these guarantees.

NOTE 13. Subsequent Events

Legal Contingencies

In September 2006, OneBeacon initiated an arbitration against Liberty Mutual (the “Reinsurance Arbitration”) seeking payment of approximately $57 million relating to reinsurance arrangements under the Liberty Agreements. In January 2007, the Reinsurance Arbitration was consolidated into the ULAE Arbitration.  In July 2007, the reinsurance payment issues in the Reinsurance Arbitration were favorably resolved.

Pension Plan

OneBeacon sponsors a qualified, non-contributory, defined benefit pension plan (the “Plan”).  The Plan participants include retirees, terminated vested employees and substantially all employees who were employed as of December 31, 2001 and remain actively employed with OneBeacon.  The Plan was curtailed in the fourth quarter of 2002.

On July 11, 2007, OneBeacon settled approximately 80% of Plan liabilities through the purchase of two group annuity contracts for $398.5 million from Transamerica Life Insurance Company and Hartford Life Insurance Company (“Hartford Life”).  Hartford Life will act as the lead administrator.  In accordance with SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, OneBeacon will recognize this partial settlement in the third quarter of 2007.  Additionally, the remaining Plan liabilities, which are primarily attributable to Plan participants who remain actively employed by OneBeacon, will be re-measured during the third quarter of 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains “forward-looking statements.” Statements that are not historical in nature are forward-looking statements. Fund American cannot promise that our expectations in such forward-looking statements will turn out to be correct. Fund American’s actual results could be materially different from and worse than our expectations. See “Forward-Looking Statements” on page [xx] for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.

Results of Operations

Review of Consolidated Results

A summary of our consolidated financial results for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	($ in millions)
Net written premiums	$484.8	$565.9	$925.1	$1,097.0
Revenues
Earned premiums	465.0	531.9	933.9	1,038.7
Net investment income	53.0	51.7	102.6	96.4
Net realized investment gains	57.1	41.7	112.0	69.7
Net other revenues	2.4	3.1	5.5	6.2
Total revenues	577.5	628.4	1,154.0	1,211.0
Expenses
Loss and LAE	283.1	338.4	571.3	676.1
Policy acquisition expenses	78.3	85.4	156.6	172.9
Other underwriting expenses	89.6	86.0	180.5	169.9
General and administrative expenses	1.4	1.8	1.4	7.5
Accretion of fair value adjustment to loss and LAE reserves	4.0	5.8	8.0	11.5
Interest expense on debt	11.3	11.5	22.7	22.8
Interest expense—dividends and accretion on preferred stock subject to mandatory redemption	15.8	13.9	31.1	27.4
Total expenses	483.5	542.8	971.6	1,088.1
Pre-tax earnings from continuing operations	94.0	85.6	182.4	122.9
Income tax provision	(38.7)	(15.5)	(77.5)	(33.5)
Income from continuing operations before equity in earnings of unconsolidated affiliate	55.3	70.1	104.9	89.4
Equity in earnings of unconsolidated affiliate	—	8.0	—	10.2
Income from continuing operations	55.3	78.1	104.9	99.6
Income from discontinued operations	—	1.6	—	0.4
Net income	55.3	79.7	104.9	100.0
Other comprehensive income	(5.6)	(29.3)	3.3	(27.7)
Comprehensive net income	$49.7	$50.4	$108.2	$72.3

Consolidated Results—Three months ended June 30, 2007 versus three months ended June 30, 2006

Our pre-tax income from continuing operations for the second quarter of 2007 was $94.0 million, compared to pre-tax income from continuing operations of $85.6 million for the second quarter of 2006 and our GAAP combined ratio was 97.0% for the second quarter 2007, compared to 95.8% for the second quarter of 2006.

The increase to our GAAP combined ratio was primarily due to an increase in our expense ratio.  The second quarter of 2006 included the benefit of $6.2 million from the favorable settlement of a state franchise tax audit and a $5.0 million reduction in contingent commission accruals, which in total reduced our GAAP combined ratio by 2.1 points.  In addition, the expense ratio increased in the second quarter of 2007, compared with the prior year period, as a result of our continued investments in specialized teams of people and lower earned premium than in the second quarter of 2006.  Partially offsetting these variances, was a decrease to the loss and LAE ratio. Our results for the second quarter of 2007 included favorable development on prior accident year losses of $12.7 million, compared with adverse development on prior accident year losses of $19.3 million in the second quarter of 2006, which included adverse development of $10.7 million on catastrophe losses, primarily related to Katrina.  Partially offsetting these decreases was higher current accident year catastrophe losses in the second quarter of 2007.

Our total revenues decreased 8.1% in the second quarter of 2007 to $577.5 million, compared to $628.4 million in the second quarter of 2006, due principally to a 12.6% decrease in earned premiums in the second quarter of 2007. The second quarter of 2006 included $105.1 million of business assumed from the affiliate quota share agreement with Esurance, which was commuted in the fourth quarter of 2006, in connection with OBIG’s initial public offering.  Net realized investment gains increased to $57.1 million in the second quarter of 2007, compared with $41.7 million in the second quarter of 2006, mainly due to the sale of certain convertible fixed maturity and equity securities in industry sectors that experienced significant appreciation during our period of ownership, principally energy and natural resources.

The income tax provision related to pre-tax income from continuing operations for the three months ended June 30, 2007 and June 30, 2006 represented effective tax rates of 41.2% and 18.1%, respectively, compared to the U.S. statutory rate of 35%. The effective tax rate was higher for the three months ended June 30, 2007 due to non-deductible dividends and accretion on the Berkshire Preferred Stock.  The effective tax rate was lower for the three months ended June 30, 2006 due to tax benefits related to settlements of U.S. federal and state income tax audits for years prior to 2003, partially offset by non-deductible dividends and accretion on the Berkshire Preferred Stock.

Consolidated Results—Six months ended June 30, 2007 versus six months ended June 30, 2006

Our pre-tax income from continuing operations for the first six months of 2007 was $182.4 million, compared to pre-tax income from continuing operations of $122.9 million for the first six months of 2006 and our GAAP combined ratio was 97.3% for the first six months 2007, compared to 98.1% for the first six months of 2006.

The decrease to our GAAP combined ratio was primarily due to a decrease in our loss and LAE ratio.  The first six months of 2007 included $24.7 million of favorable development on prior accident year losses, compared with, $12.1 million of adverse development on prior accident year losses in the first six months of 2006, which included $15.8 million of adverse development on catastrophe losses, primarily related to Katrina. Partially offsetting these variances was an increase in our expense ratio. Included in the first six months of 2007 was $9.1 million of office consolidation expenses associated with actions taken to optimize long-term occupancy costs, including our move to our new U.S. Headquarters in Canton, Massachusetts.  The first six months of 2006 included the benefit of $6.2 million from the favorable settlement of a state franchise tax audit and a $5.0 million reduction in contingent commission accruals.  In addition, the expense ratio increased in the first six months of 2007, compared with the prior year period, as a result of our continued investments in specialized teams of people and lower earned premium than in the first six months of 2006.

Our total revenues decreased 4.7% in the first six months of 2007 to $1,154.0 million, compared to $1,211.0 million in the first six months of 2006, due principally to a 10.1% decrease in earned premiums in the first six months of 2007. The first six months of 2006 included $192.8 million of business assumed from the affiliate quota share agreement with Esurance, which was commuted in the fourth quarter of 2006, in connection with OBIG’s initial public offering.  Net realized investment gains increased 60.7% to $112.0 million in the first six months of 2007, compared with $69.7 million in the first six months of 2006, mainly due to the sale of certain convertible fixed maturity and equity securities in industry sectors that experienced significant appreciation during our period of ownership, principally energy and natural resources.

The income tax provision related to pre-tax income from continuing operations for the six months ended June 30, 2007 and June 30, 2006 represented effective tax rates of 42.5% and 27.3%, respectively, compared to the U.S. statutory rate of 35%. The effective tax rate was higher for the six months ended June 30, 2007 due to non-deductible dividends and accretion on the Berkshire Preferred Stock.  The effective tax rate was lower for the six months ended June 30, 2006 due to tax benefits related to settlements of U.S. federal and state income tax audits for years prior to 2003, partially offset by non-deductible dividends and accretion on the Berkshire Preferred Stock.

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

Our investments are managed by our affiliate, White Mountains Advisors, LLC (WM Advisors), and by Prospector Partners, LLC (Prospector). A discussion of our consolidated investment operations is included after the discussion of operations by segment. Our segment information is presented in Note 7 — “Segment Information” to our consolidated financial statements.

Primary Insurance Operations

Financial results for our Primary Insurance Operations segment for the three and six months ended June 30, 2007 and 2006, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	($ in millions)
Net written premiums	$484.8	$515.4	$925.1	$989.8

Earned premiums	$465.0	$485.3	$933.9	$965.4
Net investment income	48.7	50.6	94.4	93.9
Net realized investment gains	56.9	41.7	111.8	69.9
Net other revenues	3.3	2.3	6.6	4.6
Total revenues	573.9	579.9	1,146.7	1,133.8
Loss and LAE	283.1	295.7	571.3	599.4
Policy acquisition expenses	78.3	74.4	156.6	160.8
Other underwriting expenses	89.6	86.0	180.5	169.9
General and administrative expenses	1.2	0.9	1.2	1.6
Interest expense on debt	0.8	0.8	1.7	1.4
Total expenses	453.0	457.8	911.3	933.1
Pre-tax income	$120.9	$122.1	$235.4	$200.7

The following tables provide GAAP ratios, net written premiums and earned premiums by underwriting units for the three and six months ended June 30, 2007 and 2006:

	Three months ended June 30, 2007
	Specialty	Commercial	Personal	Total(2)
	($ in millions)
GAAP Ratios: (1)(3)(4)(5)
Loss and LAE	56.8%	56.8%	62.6%	60.9%
Expense	31.8	37.3	36.2	36.1
Total Combined	88.6%	94.1%	98.8%	97.0%
Net written premiums	$110.8	$193.6	$180.4	$484.8
Earned premiums	108.2	176.4	180.5	465.0

	Three months ended June 30, 2006
	Specialty	Commercial	Personal	Total(2)
	($ in millions)
GAAP Ratios: (1)(3)(4)(5)
Loss and LAE	58.3%	58.2%	61.3%	60.9%
Expense	30.9	37.5	29.1	33.1
Total Combined	89.2%	95.7%	90.4%	94.0%
Net written premiums	$105.6	$195.7	$217.4	$515.4
Earned premiums	108.0	171.0	209.7	485.3

	Six months ended June 30, 2007
	Specialty	Commercial	Personal	Total(2)
	($ in millions)
GAAP Ratios: (1)(3)(4)(5)
Loss and LAE	57.1%	55.9%	64.3%	61.2%
Expense	31.6	37.3	36.3	36.1
Total Combined	88.7%	93.2%	100.6%	97.3%
Net written premiums	$207.6	$364.2	$353.2	$925.1
Earned premiums	215.2	348.4	370.3	933.9

	Six months ended June 30, 2006
	Specialty	Commercial	Personal	Total(2)
	($ in millions)
GAAP Ratios: (1)(3)(4)(5)
Loss and LAE	56.0%	58.8%	64.5%	62.1%
Expense	31.4	38.6	30.8	34.3
Total Combined	87.4%	97.4%	95.3%	96.4%
Net written premiums	$207.6	$362.5	$419.8	$989.8
Earned premiums	210.0	336.3	419.2	965.4

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

(2)           Includes results from run-off. For the three months ended June 30, 2007, includes no net written premium from run-off and in the three months ended 2006, includes net written premium of $(3.3) million from run-off.  For the three months ended June 30, 2007 and 2006, includes earned premium of $(0.1) million and $(3.4) million, respectively, from run-off.  The six months ended June 30, 2007, includes no net written or earned premium from run-off. For the six months ended June 30, 2006, includes net written premium of $(0.1) million and  earned premium of $(0.1) million from run-off.

(3)           Includes our long-term incentive compensation expense. For the three months ended June 30, 2007 and 2006, long-term incentive compensation expense increased our total GAAP combined ratio by 2.2 points and 2.1 points, respectively.  For the six months ended June 30, 2007 and 2006, long-term incentive compensation expense increased our total GAAP combined ratio by 1.9 points and 1.6 points, respectively.

(4)           Includes loss and LAE relating to catastrophes. For the each of the three months ended June 30, 2007 and 2006, total calendar year incurred loss and LAE relating to catastrophes increased our loss and LAE and total combined ratios by 2.7 points, including development on prior accident year catastrophes which increased our loss and LAE and total combined ratios by 0.3 points and 2.2 points, respectively. For the six months ended June 30, 2007 and 2006, total calendar year incurred loss and LAE relating to catastrophes increased our loss and LAE and total combined ratios by 1.4 points and 2.9 points, respectively, including development on prior accident year catastrophes which increased (decreased) our loss and LAE and total combined ratios by (0.1) points and 1.6 points, respectively.

(5)           Prior accident year development, including development on catastrophes, for the three months ended June 30, 2007 and 2006 increased (decreased) our loss and LAE and total combined ratios by (2.7) points and 4.0 points, respectively.  Prior accident year development, including development on catastrophes, for the six months ended June 30, 2007 and 2006 increased (decreased) our loss and LAE and total combined ratios by (2.6) points and 2.5 points, respectively.

Primary Insurance Operations— Three months ended June 30, 2007 versus three months ended June 30, 2006

Specialty lines.   Net written premiums for specialty lines increased by 4.9% to $110.8 million in the second quarter of 2007 as compared to $105.6 million in the second quarter of  2006. Excluding the Agri business, to which the renewal rights were sold in the third quarter of 2006, net written premiums increased by 33.8%, compared to the second quarter of 2006, driven by $14.7 million in net written premium in the Accident and Health (A&H) business which commenced operations in 2007, a $6.5 million increase in net written premium at OneBeacon Professional Partners (OBPP) and a $6.1 million increase in net written premium at International Marine Underwriters (IMU).

The specialty lines combined ratio for the second quarter of  2007 was 88.6%, compared to 89.2% for the second quarter of 2006 due primarily to decreases in the loss and LAE ratio. The loss and LAE ratio decreased 1.5 points in the second quarter of 2007 to 56.8%, compared with 58.3% in the prior year period mainly due to a 6.2 point favorable change in prior accident year losses in the second quarter of 2007, compared to the second quarter of 2006, partially offset by a 4.7 point unfavorable change in current accident year losses compared to the prior year period.  The increase in current accident year losses in the second quarter of 2007 is primarily due to an unfavorable change in current accident year losses at IMU, which had extraordinarily low case incurred loss activity in the second quarter of 2006 versus a normal flow of case incurred losses in the second quarter of 2007. The expense ratio for the second quarter of 2007 increased 0.9 points to 31.8%, compared to 30.9% in the prior year period primarily due to costs associated with starting two new business in specialty lines, A&H and Government Risk Solutions.

 Commercial lines.   Net written premiums for commercial lines decreased by 1.1% to $193.6 million in the second quarter of 2007, compared to $195.7 million in the second quarter of 2006.  This decrease was due to an $11.1 million decrease in net written premiums in the middle market division compared to the prior year period, reflecting higher reinsurance costs, as well as lower premiums at OBSP.  Partially offsetting this decrease was a $9.0 million increase in net written premiums to $36.1 million in the small business division principally driven by our small business package products.

The commercial lines combined ratio for the second quarter of  2007 was 94.1%, compared to 95.7% in the second quarter of 2006 due primarily to a decreased loss and LAE ratio, as well as a slight decrease in the expense ratio. The loss and LAE ratio decreased to 56.8% compared to 58.2% in the second quarter of 2006, primarily due to the impact of adverse development on prior accident year catastrophe losses in the second quarter of 2006.  The second quarter of 2006 included 6.5 points of prior accident year development on catastrophe losses primarily related to hurricane Katrina at OBSP.  The second quarter of 2007 included 2.4 points of favorable development on prior accident year losses.  Partially offsetting these decreases were higher current accident year non-catastrophe losses in the second quarter of 2007, compared with the prior year period.  The expense ratio decreased to 37.3% from 37.5% in the second quarter of 2006 primarily due to lower policy acquisition expenses as a result of an internal study on the deferral rate of policy acquisition costs. The second quarter of 2006 included the benefit of 1.6 points related to the favorable settlement of a state franchise tax audit.

Personal lines.   Net written premiums for personal lines decreased by 17.0% to $180.4 million in the second quarter of 2007, compared to $217.4 million in the second quarter of 2006. The decrease was principally attributable to reduced writings at AutoOne due to significant declines in New York’s assigned risk pool and increased market competition in the voluntary market. With respect to the New York assigned risk pool, market trends indicate that assigned risk volumes are expected to decline to approximately $150 million in 2007, down from $240 million in 2006, $383 million in 2005 and $629 million in 2004. The Company expects a reduction in AutoOne’s premium volume reflective of these trends.  In traditional personal lines, net written premiums decreased 4.5% due to an increasingly competitive auto market and also state-mandated rate decreases in Massachusetts along with higher reinsurance costs.

The personal lines combined ratio for the second quarter of 2007 was 98.8%, compared to 90.4% for the second quarter of 2006. The increase in the combined ratio was due to increases in the both the loss and LAE and expense ratios. The expense ratio increased to 36.2%, compared to 29.1% in the second quarter of 2006.  The 2006 period included the benefit of 2.4 points from a reduction of contingent commission accruals and 1.7 points related to the favorable settlement of a state franchise tax audit.  The second quarter of 2007 included the adverse effect of spreading certain fixed costs over a lower premium base.  The loss and LAE ratio increased to 62.6%, compared to 61.3% for the second quarter of 2006, mainly due to higher than average large loss activity and higher catastrophes in the second quarter of 2007, as compared to the prior year.  The second quarter of 2007 included 3.3 points of current accident year catastrophe losses, compared with 0.3 points of catastrophe losses in the second quarter of 2006.

Run-off.   For the second quarter of 2007, run-off generated an underwriting loss of $10.8 million, compared to an underwriting loss of $9.9 million in the second quarter of 2006.

Primary Insurance Operations— Six months ended June 30, 2007 versus six months ended June 30, 2006

Specialty lines.   Net written premiums for specialty lines were $207.6 million for both the first six months of 2007 and 2006.  Excluding the Agri business, to which the renewal rights were sold in the third quarter of 2006, net written premiums increased by 26.6%, compared to the first six months of 2006 due to a $16.6 million increase in net written premiums in specialty liability products at OBPP, $14.7 million in net written premiums in the Accident and Health (A&H) business which commenced operations in 2007 and a $10.9 million increase in net written premiums at IMU.

The specialty lines combined ratio for the first six months of 2007 was 88.7%, compared to 87.4% for the first six months of 2006 due primarily to an increased loss and LAE ratio. The loss and LAE ratio increased 1.1 points in the first six months of 2007 to 57.1%, compared with 56.0% in the prior year period mainly due to an additional 1.8 points of unfavorable large non-catastrophe current accident year losses in the Agri run-off business.  The first six months of 2007 included 6.3 points of favorable development on prior accident year losses, compared to 2.6 points of favorable development on prior accident years in the first six months of 2006.  The additional unfavorable change in the current accident year losses is related to the mix shift in our portfolio as the Agri business runs off.  Our other specialty lines businesses carry a higher loss ratio, but lower expense ratio than the Agri book.  The expense ratio increased 0.2 points to 31.6%, essentially flat when compared to the first six months of 2006.

Commercial lines.   Net written premiums for commercial lines increased by 0.5% to $364.2 million in the first six months of 2007, compared to $362.5 million in the first six months of 2006.  This increase was due to an $18.7 million increase in net written premiums to $69.8 million in the small business division principally driven by our small business package products. Partially offsetting this increase was a $17.0 million decrease in net written premiums in the middle market division to $294.4 million compared to the prior year period, reflecting the more competitive market place, as well as lower premiums at OBSP.

The commercial lines combined ratio for the first six months of 2007 was 93.2%, compared to 97.4% in the first six months of 2006 due to decreases in both the loss and LAE ratio and the expense ratio. The loss and LAE ratio decreased to 55.9% compared to 58.8% in the first six months of 2006, primarily due to more favorable development on prior accident year losses in the first six months of 2007, partially offset by a 4.0 point increase in the current accident year loss ratio.  The first six months of 2007 included 3.2 points of net favorable development on prior accident year losses, as compared to the first six months of 2006 which included 3.7 points of net adverse development on prior accident year losses, driven by adverse development on hurricane Katrina losses at OBSP. The expense ratio decreased to 37.3% from 38.6% in the first six months of 2006 primarily due to lower policy acquisition expenses as described above.

Personal lines.   Net written premiums for personal lines decreased by 15.9% to $353.2 million in the first six months of 2007, compared to $419.8 million in the first six months of 2006. The decrease was principally attributable to reduced writings at AutoOne due to significant declines in New York’s assigned risk pool and increased competition in the voluntary market, as described above. The Company expects a reduction in AutoOne’s premium volume reflective of these trends.  In traditional personal, lines net written premium decreased 4.0% due to an increasingly competitive auto market and also state-mandated rate decreases in Massachusetts along with higher reinsurance costs.

The personal lines combined ratio for the first six months of 2007 was 100.6%, compared to 95.3% for the first six months of 2006. The increase in the combined ratio was due to an increased expense ratio. The expense ratio increased to 36.3%, compared to 30.8% in the first six months of 2006.  The 2006 period included the benefit of 1.2 points from a reduction of contingent commission accruals and 0.8 point related to the favorable settlement of a state franchise tax audit.  The first six months of 2007 included the adverse effect of spreading certain fixed costs over a lower premium base.  The loss and LAE ratio decreased to 64.3% for the first six months of 2007, compared to 64.5% for the first six months of 2006.  The first six months of 2007 included 1.0 point of favorable development on prior accident years, compared to the first six months of 2006 which included 2.1 points of adverse development on prior accident years.   Offsetting this decrease, was higher than average large loss activity in the first six months of 2007, as well as 1.2 points of higher catastrophe losses as compared to the first six months of 2006.

Run-off.   For the first six months of 2007, run-off generated an underwriting loss of $20.1 million, compared to an underwriting loss of $20.2 million in the first six months of 2006.

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

A summary of results from our Affiliate Quota Shares segment for the three months ended June 30, 2006 is as follows:

	Three months ended June 30, 2006		Six months ended June 30, 2006
	($ in millions)
	Esurance Quota Share	Sirius Quota Share	Esurance Quota Share	Sirius Quota Share
Net written premiums	$109.0	$(58.5)	$226.7	$(119.5)

Earned premiums	105.1	(58.5)	192.8	(119.5)
Total revenues	105.1	(58.5)	192.8	(119.5)

Loss and LAE	73.1	(30.4)	137.3	(60.6)
Policy acquisition expenses	32.9	(21.9)	56.9	(44.8)
Total expenses	106.0	(52.3)	194.2	(105.4)
Pre-tax income (loss)	$(0.9)	$(6.2)	$(1.4)	$(14.1)

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

A summary of results from our Other Operations segment for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	($ in millions)
Net investment income	$4.3	$1.1	$8.2	$2.5
Net realized investment gains (loss)	0.2	—	0.2	(0.2)
Net other revenues	(0.9)	0.8	(1.1)	1.6
Total revenues	3.6	1.9	7.3	3.9
General and administrative expenses	0.2	0.9	0.2	5.9
Accretion of fair value adjustment to loss and LAE reserves	4.0	5.8	8.0	11.5
Interest expense on debt	10.5	10.7	21.0	21.4
Interest expense—dividends and accretion on preferred stock	15.8	13.9	31.1	27.4
Total expenses	30.5	31.3	60.3	66.2
Pre-tax loss	$(26.9)	$(29.4)	$(53.0)	$(62.3)

Other Operations Results—Three months ended June 30, 2007 versus three months ended June 30, 2006

Our Other Operations segment reported a pre-tax loss of $26.9 million for the second quarter 2007, compared to a pre-tax loss of $29.4 million for the second quarter of 2006. Fluctuations in revenues and expenses between the second quarter of 2007 compared to the second quarter of 2006 essentially offset.

Other Operations Results—Six months ended June 30, 2007 versus six months ended June 30, 2006

Our Other Operations segment reported a pre-tax loss of $53.0 million for the first six months 2007, compared to a pre-tax loss of $62.3 million for the first six months of 2006. Fluctuations in revenues and expenses between the first six months of 2007 compared to the first six months of 2006 essentially offset.

Summary of Investment Results

Investment Returns

A summary of our consolidated pre-tax investment results for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
			($ in millions)
Gross investment income (1)	$58.5	$56.0	$111.3	$103.2
Net realized investment gains	57.1	41.7	112.0	69.7
Net change in unrealized gains (losses) on investments (2) (3)	(9.3)	(34.1)	4.1	(41.1)
Total GAAP pre-tax investment results	$106.3	$63.6	$227.4	$131.8

(1)    The three and six months ended June 30, 2007 includes $3.9 million and $7.8 million, respectively, of net investment income for assets held in trust.

(2)    Does not include the results of our investment in MSA during the period it was recorded under the equity method.

(3)    The six months ended June 30, 2006 includes the impact of the adoption of SFAS No. 155.

Gross investment returns versus typical benchmarks for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2007(1)	2006	2007(1)	2006
Fixed maturity investments	0.8%	1.1%	2.5%	1.4%
Short-term investments	1.2	0.9	2.6	1.9
Total fixed income	0.8	1.1	2.5	1.4
Lehman U.S. Aggregate Index	(0.4)	0.1	1.2	(0.7)
Common stock	6.1	3.8	11.3	10.1
Other investments	9.1	(1.2)	14.7	5.1
Total equities	7.0	2.5	12.3	8.8
S&P 500 Index (total return)	6.3	1.4	7.0	2.7
Total consolidated portfolio	2.1%	1.4%	4.5%	2.9%

(1)             Includes $3.9 million and $7.8 million, respectively of net investment income for assets held in trust, for the three and six months ended June 30, 2007.

Investment Returns—Three months ended June 30, 2007 versus three months ended June 30, 2006

Overview

Our total pre-tax investment results were $106.3 million, a return of 2.1% for the second quarter of 2007 versus $63.6 million, a return of 1.4%, for the second quarter of 2006. Gross investment income for the second quarter of 2007 was $58.5 million, an increase of 4.5%, compared to $56.0 million during the second quarter of 2006. Net realized investment gains were $57.1 million in the second quarter of 2007, an increase of 36.9%, compared to $41.7 million in the second quarter of 2006, mainly due to the sale of certain convertible fixed maturity and equity securities in industry sectors that experienced significant appreciation during the period of our ownership, principally energy and natural resources. The change in net unrealized investment gains was a decrease of $9.3 million for the second quarter of 2007, compared to a decrease of $34.1 million in the second quarter of 2006.

Fixed income

Our fixed income portfolio returned 0.8% in the second quarter of 2007, compared to 1.1 % in the second quarter of 2006. During the 2007 period, we maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 2.5 years which performed consistent with its characteristics and better than the longer-duration Lehman U.S. Aggregate Index benchmark.

Equities

Our equity portfolio returned 7.0% in the second quarter of 2007, compared to 2.5% in the second quarter of 2006. Our common stock portfolio returned 6.1% and 3.8%, for the second quarter of 2007 and 2006, respectively.  The common stock portfolio performed 0.2 percentage points worse than the S&P 500 benchmark for the second quarter of 2007, compared with 2.4 percentage points better than the S&P 500 benchmark for the second quarter of 2006.

Investment Returns—Six months ended June 30, 2007 versus six months ended June 30, 2006

Overview

Our total pre-tax investment results were $227.4 million, a return of 4.5% for the first six months of 2007, compared to $131.8 million, a return of 2.9%, for the first six months of 2006. Gross investment income for the first six months of 2007 was $111.3 million, an increase of 7.8%, compared to $103.2 million for the first six months of 2006. Net realized investment gains were $112.0 million for the first six months of 2007, an increase of 60.7%, compared to $69.7 million in the first six months of 2006, mainly due to the sale of certain convertible fixed maturity and equity securities in industry sectors that experienced significant appreciation during the period of our ownership, principally energy and natural resources. The change in net unrealized investment gains was an increase of $4.1 million in the first six months of 2007, compared to a decrease of $41.1 million in the first six months of 2006.

Fixed income

Our fixed income portfolio returned 2.5% for the first six months of  2007, compared to 1.4% for the first six months of 2006. During the 2007 period, we maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 2.5 years which performed consistent with its characteristics and better than the longer-duration Lehman U.S. Aggregate Index benchmark.

Equities

Our equity portfolio returned 12.3% for the first six months of 2007 versus 8.8% for the first six months of 2006. Our common stock portfolio returned 11.3% and 10.1% for the first six months of 2007 and 2006, respectively, or 4.3 and 7.4 percentage points better than the S&P 500 benchmark, respectively.

Impairment

See Note 6 — “Investment Securities” of the accompanying consolidated financial statements for our analysis of impairment losses on investment securities.

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

During the first six months of  2007, OneBeacon Insurance Group LLC (“OneBeacon LLC”), the direct parent of our operating insurance subsidiaries, paid $140.0 million of dividends to FAC.

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

Economic Defeasance

In connection with OBIG’s initial public offering, FAC established an irrevocable grantor trust. The assets of the trust are solely dedicated to the satisfaction of the payment of dividends and redemption amounts on the $300 million liquidation preference of the Berkshire Preferred Stock. FAC funded the trust with cash and purchased a portfolio of fixed maturity securities issued by the U.S. government and government-sponsored enterprises, the scheduled interest and principal payments are sufficient to pay when due all amounts required under the terms of the Berkshire Preferred Stock (including the mandatory redemption of the Berkshire Preferred Stock in May 2008). The creation and funding of the trust does not legally defease the preferred stock nor create any additional rights for the holders of the Berkshire Preferred Stock in the trust or otherwise, although the assets in the trust remain segregated from the Company’s other general assets and are not available to the Company for any use other than the payment of the Berkshire Preferred Stock. The assets of the trust remain subject to the claims of the Company’s creditors, in the event that the Company becomes insolvent. White Mountains Capital, Inc., a subsidiary of White Mountains, serves as the trustee for the irrevocable grantor trust. The assets held in the trust as of June 30, 2007 include $311.9 million of fixed maturity investment and $0.1 million of short-term investments. Pre-tax net investment income earned on these investments totaled $3.9 million and $7.8 million, respectively, for the three and six months ended June 30, 2007.

Financing

The following table summarizes our capital structure as of June 30, 2007 and December 31, 2006:

	As of June 30,	As of December 31,
	2007	2006
	($ in millions)
Senior Notes, carrying value	$698.8	$698.7
Other debt	58.8	60.8
Total debt	757.6	759.5

Preferred stock subject to mandatory redemption	259.2	242.3
Total common shareholders’ equity	1,820.4	1,747.5
Total capital	$2,837.2	$2,749.3

Ratio of debt and preferred stock subject to mandatory redemption to total capital	35.8%	36.4%

Ratio of debt to total capital excluding preferred stock subject to mandatory redemption (1)	29.4%	30.3%

(1)      The calculation of  debt and total capital exclude the preferred stock subject to mandatory redemption because it was economically defeased in connection with OBIG’s initial public offering.

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

The Senior Notes were issued under an indenture which contains restrictive covenants that, among other things, limit the ability of White Mountains, FAC and their respective subsidiaries, to create liens and enter into sale and leaseback transactions and substantially limits the ability of FAC and its respective subsidiaries to consolidate, merge or transfer their properties and assets. The indenture does not contain any financial ratios or specified levels of net worth or liquidity to which White Mountains or FAC must adhere. At June 30, 2007, FAC was in compliance with all of the covenants under the Senior Notes.

In connection with OBIG’s initial public offering, White Mountains and FAC terminated their existing $400 million credit facility, under which they were both permitted borrowers. In November 2006, FAC established a $75 million revolving credit facility that matures in November 2011. As of June 30, 2007, the Bank Facility was undrawn. The Bank Facility contains various affirmative, negative and financial covenants which we consider to be customary for such borrowings and include maintaining certain minimum net worth and maximum debt to capitalization standards. Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under these facilities and result in acceleration of principal repayment on any amounts outstanding. At June 30, 2007, we were in compliance with all of the covenants under the Bank Facility, and anticipate we will continue to remain in compliance with these covenants for the foreseeable future.

Off-Balance Sheet Arrangement

Beginning in February 2006, OBIC, agreed to provide guarantees of the obligations of Galileo, to Galileo’s counterparty in certain weather-related product transactions. Galileo is a subsidiary of White Mountains. The guarantees require OBIC to pay the full amount of Galileo’s obligations to the counterparty in the event of Galileo’s failure to pay these obligations. In the event of a payment, OBIC would be eligible to exercise all of the rights of the counterparty against Galileo. As of June 30, 2007 there was one outstanding guarantee with a principal value of $5.0 million. In the event that the total guaranteed principal amount exceeds the lesser of 5% of OBIC’s admitted assets of $3.8 billion at December 31, 2006 or 25% of OBIC’s statutory surplus of $1.7 billion at December 31, 2006, OBIC would require the approval of the Pennsylvania Department of Insurance in order to make any further guarantees. OBIC has agreed, at White Mountains’ option, to continue to make these guarantees available until October 2008 and will receive from Galileo an annual fee of 25 basis points of the value at risk for providing the guarantees. Pursuant to a separation agreement entered into by OBIG and White Mountains in connection with OBIG’s initial public offering, White Mountains has agreed that it will take appropriate steps to ensure that OBIC will not be called on to make payment on these guarantees.

Cash Flows

Detailed information concerning our cash flows for the six months ended June 30, 2007 and 2006 follows:

For the six months ended June 30, 2007

Financing and Other Capital Activities

During the first six months of 2007, we declared and paid cash dividends of $14.1 million to holders of the Berkshire Preferred Stock.

During the first six months of 2007, we declared and paid cash dividends of $35.0 million to FAEH.

Acquisitions and Dispositions

We did not execute any significant acquisitions or dispositions during the first six months of 2007.

Other Liquidity and Capital Resource Activities

During the first six months of 2007, we reported net decreases in our loss and LAE reserves and reinsurance recoverables on paid and unpaid losses, primarily due to the decline of our business exposures related to run-off.

During the first quarter of 2007, we made payments in respect of the 2004-2006 performance cycle totaling $39.8 million, in cash or by deferral into certain of our non-qualified compensation plans, to participants in our long-term incentive compensation plans. These payments were made with respect to 4,400 performance shares and 160,470 performance units.

For the six months ended June 30, 2006

Financing and Other Capital Activities

During the first six months of 2006, we declared and paid cash dividends of $14.1 million to holders of the Berkshire Preferred Stock.

During the first six months of 2006, we declared $35.0 million of dividends to FAEH, of which, $1.6 million was paid in cash.

During the first six months of 2006, we drew down $27.9 million on an 18-year mortgage note that we entered into in connection with our purchase of land and an office building in Canton, Massachusetts, which is now our U.S. headquarters.

Acquisitions and Dispositions

We did not execute any significant acquisitions or dispositions during the first six months of 2006.

Other Liquidity and Capital Resource Activities

During the first six months of 2006, we reported net decreases in our loss and LAE reserves and reinsurance recoverables on paid and unpaid losses, primarily due to claim payments (and related collections of reinsurance recoverables) related to run-off reserves.

During the first quarter of 2006, we made payments in respect of the 2003-2005 performance cycle totaling $39.2 million, in cash or by deferral into certain of our non-qualified compensation plans, to participants in our long-term incentive compensation plans. These payments were made with respect to 148,541 performance units.

Critical Accounting Estimates

Refer to the Company’s 2006 Annual Report on Form 10-K for a complete discussion regarding our critical accounting estimates. As of June 30, 2007, there were no material changes to our critical accounting estimates.

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

These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform with its expectations and predictions is subject to a number of risks and uncertainties that could cause actual results to differ materially from expectations, including:

•       the risks associated with Item 1A. of the Company’s 2006 Annual Report on Form 10-K and in Item 1A of this Form10-Q;

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

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the Company’s 2006 Annual Report on Form 10-K and in particular item 7A. — “Quantitative and Qualitative Disclosures About Market Risk”.  As of June 30, 2007, there were no material changes to the market risks described in our most recent Annual Report on Form 10-K.

ITEM 4.                    CONTROLS AND PROCEDURES

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

The Chief Executive Officer and Chief Financial Officer of the Company (the principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in the Company’s periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.

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

OneBeacon, and the insurance industry in general, is subject to litigation and arbitration in the normal course of business. Other than those items listed below, we are not a party to any material litigation or arbitration other than as routinely encountered in claims activity, none of which is expected by management to have a material adverse effect on our financial condition and/or cash flows.

In August 2005, OneBeacon asserted claims against Liberty Mutual in the Court of Common Pleas in Philadelphia, Pennsylvania (the “Court”) asserting breach of contract and negligence claims pursuant to agreements with Liberty Mutual (the “Liberty Agreements”). The contract claim was submitted to arbitration and the Court stayed the remaining claims pending resolution of the arbitration. The hearing commenced in November 2006 and a final determination is expected by the end of 2007.

In January 2006, Liberty Mutual initiated an arbitration proceeding (the “ULAE Arbitration”) against OneBeacon asserting it is owed approximately $68 million  in connection with unallocated loss adjustment expenses (“ULAE”), under the Liberty Agreements. OneBeacon believes that Liberty’s calculation of ULAE is inconsistent with the terms of the Liberty Agreements and with standard industry definitions of ULAE. As of June 30, 2007, OneBeacon has recorded in its loss and LAE reserves an estimate of ULAE expenses due Liberty Mutual on a basis that it believes is consistent with the terms of the Liberty Agreements and with standard industry definitions of ULAE.

In September 2006, OneBeacon initiated an arbitration against Liberty Mutual (the “Reinsurance Arbitration”) seeking payment of approximately $57 million relating to reinsurance arrangements under the Liberty Agreements. In January 2007, the Reinsurance Arbitration was consolidated into the ULAE Arbitration.  In July 2007, the reinsurance payment issues in the Reinsurance Arbitration were favorably resolved.

As of June 30, 2007, Fund American believes its loss and LAE reserves are sufficient to cover reasonably anticipated outcomes of all disputes with Liberty Mutual.

Refer to the Company’s 2006 Annual Report on Form 10-K, and in particular Item 3 — “Legal Proceedings” for a brief description of all other non-routine legal proceedings. Damages sought by the claimants do not exceed 10% of the Company’s current assets.

ITEM 1A.           RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2006 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of June 30, 2007, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

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

Fund American Companies, Inc.

	By:	/s/ ANN MARIE ANDREWS
Ann Marie Andrews
Date: August 14, 2007		Chief Accounting Officer