Form 10-Q
period 2007-09-30
FUND AMERICAN CO INC/NEW
filed 2007-11-14
CIK 1162000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 333-88352

FUND AMERICAN COMPANIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	52-2272489
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

601 Carlson Parkway
Minnetonka, Minnesota	55305
(Address of principal executive offices)	(Zip Code)

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

As of November 13, 2007, there were 505 outstanding shares of Common Stock, $1.00 par value per share, of the registrant.

The registrant meets the conditions set forth in General Instruction (H) (1) (a) and (b) of Form 10-Q and is therefore filing this Form with reduced disclosure format.

FUND AMERICAN COMPANIES, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FUND AMERICAN COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
	($ in millions, except
	share and per share
	amounts)
Assets
Available-for-sale investments:
Fixed maturity investments, at fair value (amortized cost $3,288.6 and $3,489.9)	$3,327.1	$3,528.2
Common equity securities, at fair value (cost $638.8 and $568.9)	796.2	737.1
Short-term investments, at amortized cost (which approximates fair value)	390.9	269.1
Held-to-maturity investments (assets held in trust):
Fixed maturity investments, at amortized cost (estimated fair value $309.5 and $304.0)	308.6	305.0
Short-term investments, at amortized cost (which approximates fair value)	0.1	13.3
Other investments (cost $265.1 and $229.5)	322.7	278.1
Total investments	5,145.6	5,130.8
Cash	57.9	41.4
Reinsurance recoverable on unpaid losses	995.5	1,032.6
Reinsurance recoverable on unpaid losses—Berkshire Hathaway, Inc.	1,704.1	1,810.0
Reinsurance recoverable on paid losses	20.6	32.4
Premiums receivable	574.3	517.1
Securities lending collateral	534.7	528.8
Deferred acquisition costs	207.8	183.8
Deferred tax asset	37.7	75.0
Investment income accrued	32.2	34.7
Ceded unearned premiums	69.1	38.2
Accounts receivable on unsettled investment sales	15.7	6.7
Other assets	284.2	375.2
Total assets	$9,679.4	$9,806.7
Liabilities
Loss and LAE reserves	$4,594.8	$4,837.7
Unearned premiums	1,046.0	985.2
Debt	757.7	759.5
Securities lending payable	534.7	528.8
Preferred stock subject to mandatory redemption—Berkshire Hathaway, Inc. (redemption value $300.0)	268.5	242.3
Ceded reinsurance payable	97.3	71.9
Accounts payable on unsettled investment purchases	28.6	11.2
Other liabilities	516.2	622.6
Total liabilities	7,843.8	8,059.2
Common shareholder’s equity
Common shares and paid-in surplus (par value $1, issued and outstanding, 505 shares)	970.5	970.5
Retained earnings	682.6	590.1
Accumulated other comprehensive income, after-tax:
Net unrealized gains on investments	167.5	171.8
Net unrealized foreign currency translation gains	14.3	12.0
Other comprehensive income items	0.7	3.1
Total common shareholder’s equity	1,835.6	1,747.5
Total liabilities and common shareholder’s equity	$9,679.4	$9,806.7

See Notes to Consolidated Financial Statements including Note 12 – “Commitments and Contingencies”.

FUND AMERICAN COMPANIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	($ in millions)
Revenues
Earned premiums	$473.6	$551.3	$1,407.5	$1,590.0
Net investment income	50.1	48.7	152.7	145.1
Net realized investment gains	31.7	35.4	143.7	105.1
Net other revenues	10.7	32.3	16.2	38.5
Total revenues	566.1	667.7	1,720.1	1,878.7
Expenses
Loss and LAE	255.8	318.5	827.1	994.6
Policy acquisition expenses	74.9	124.5	231.5	297.4
Other underwriting expenses	66.4	84.0	246.9	253.9
General and administrative expenses	1.0	0.8	2.4	8.3
Accretion of fair value adjustment to loss and LAE reserves	4.0	5.8	12.0	17.3
Interest expense on debt	11.4	12.0	34.1	34.8
Interest expense—dividends on preferred stock subject to mandatory redemption	7.1	7.1	21.2	21.2
Interest expense—accretion on preferred stock subject to mandatory redemption	9.2	7.2	26.2	20.5
Total expenses	429.8	559.9	1,401.4	1,648.0
Pre-tax income	136.3	107.8	318.7	230.7
Income tax provision	(53.4)	(40.5)	(130.9)	(74.0)
Net income from continuing operations before equity in earnings of unconsolidated affiliate	82.9	67.3	187.8	156.7
Equity in (loss) earnings of unconsolidated affiliate	—	(1.6)	—	8.6
Net income from continuing operations	82.9	65.7	187.8	165.3
Net income from discontinued operations	—	0.8	—	1.2
Net income	82.9	66.5	187.8	166.5
Change in net unrealized gains and losses for investments held	18.7	36.4	86.3	41.6
Recognition of net unrealized gains and losses for investments sold	(19.7)	(17.5)	(90.6)	(54.9)
Change in foreign currency translation	(4.1)	3.8	2.3	6.4
Change in other comprehensive income items	(2.6)	(1.3)	(2.4)	0.6
Comprehensive net income	$75.2	$87.9	$183.4	$160.2

See Notes to Consolidated Financial Statements.

FUND AMERICAN COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Unaudited)

		Common		Accum. Other
	Common	shares and		comprehensive
	shareholder’s	paid-in	Retained	income,
	equity	surplus	earnings	after-tax
	($ in millions)

Balances at January 1, 2007	$1,747.5	$970.5	$590.1	$186.9
Adjustment to adopt FIN 48	(0.3)	—	(0.3)	—
Net income	187.8	—	187.8	—
Other comprehensive loss, after-tax	(4.4)	—	—	(4.4)
Dividends to Fund American Enterprise Holdings, Inc.	(95.0)	—	(95.0)	—
Balances at September 30, 2007	$1,835.6	$970.5	$682.6	$182.5

		Common		Accum. Other
	Common	shares and		comprehensive
	shareholder’s	paid-in	Retained	income,
	equity	surplus	earnings	after-tax
	($ in millions)

Balances at January 1, 2006	$1,483.8	$920.1	$406.0	$157.7
Adjustment to adopt SFAS No. 155, after-tax	—	—	7.1	(7.1)
Net income	166.5	—	166.5	—
Capital contributions received from White Mountains Insurance Group, Ltd.	6.0	6.0	—	—
Other comprehensive loss, after-tax	(6.3)	—	—	(6.3)
Dividends to Fund American Enterprise Holdings, Inc.	(35.0)	—	(35.0)	—
Balances at September 30, 2006	$1,615.0	$926.1	$544.6	144.3

See Notes to Consolidated Financial Statements.

FUND AMERICAN COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2007	2006
	($ in millions)
Cash flows from operations:
Net income	$187.8	$166.5
Charges (credits) to reconcile net income to cash flows used for operations:
Net income from discontinued operations	—	(1.2)
Net realized investment gains	(143.7)	(105.1)
Dividends paid on mandatorily redeemable preferred stock	21.2	21.2
Other operating items:
Net change in loss and LAE reserves	(242.9)	(412.4)
Net change in unearned premiums	60.8	117.2
Net change in ceded reinsurance payable	25.4	10.1
Net change in premiums receivable	(57.2)	(72.9)
Net change in reinsurance recoverable on paid and unpaid losses	154.8	212.1
Net change in other assets and liabilities	(18.8)	(18.6)
Net cash used for operating activities of continuing operations	(12.6)	(83.1)
Net cash used for operating activities of discontinued operations	—	(24.8)
Net cash used for operations	(12.6)	(107.9)
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments available-for-sale	(137.4)	(252.4)
Maturities of held-to-maturity investments	20.4	—
Sales of fixed maturity investments	961.5	1,027.5
Maturities of fixed maturity investments	543.3	388.6
Sales of common equity securities	221.6	316.7
Sales of other investments	36.4	9.4
Purchases of fixed maturity investments available-for-sale	(1,296.3)	(1,007.9)
Purchases of common equity securities	(205.3)	(335.3)
Purchases of other investments	(40.9)	(58.2)
Sale of common stock of subsidiary, net of sales costs	47.2	—
Sales of consolidated affiliates	—	11.1
Sale of renewal rights	—	32.0
Net change in unsettled investment purchases and sales	8.4	7.7
Net acquisitions of property and equipment	(11.6)	(7.8)
Net cash provided from investing activities of continuing operations	147.3	131.4
Net cash provided from investing activities of discontinued operations	—	19.8
Net cash provided from investing activities	147.3	151.2
Cash flows from financing activities:
Proceeds from issuances of debt	—	15.0
Repayment of debt	(2.0)	—
Cash dividends paid to Fund American Enterprise Holdings, Inc.	(95.0)	(1.6)
Dividends paid on mandatorily redeemable preferred stock	(21.2)	(21.2)
Net cash used for financing activities of continuing operations	(118.2)	(7.8)
Net increase in cash during period	16.5	35.5
Cash balance at beginning of period	41.4	43.9
Cash balance at end of period	$57.9	$79.4

Supplemental cash flows information:
Interest paid	$22.9	$23.2
Tax payments made under tax sharing agreements	134.0	23.8

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Nature of Operations and Summary of Significant Accounting Policies

Basis of presentation

These interim consolidated financial statements include the accounts of Fund American Companies, Inc. (the “Company” or “FAC”) and its subsidiaries (collectively, “Fund American”) and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Fund American’s operating companies are U.S.-based property and casualty insurance writers, substantially all of which operate in a multi-company pool. Fund American offers a wide range of specialty, commercial and personal products and services sold primarily through select independent agencies and brokers.

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

During 2004 and 2005, Fund American entered into two quota share reinsurance arrangements with other subsidiaries of White Mountains. Under the Sirius Quota Share, Fund American ceded between 6% and 12% of business written, effective April 1, 2004, to Sirius International Insurance Corporation. Under the Esurance Quota Share, which was effective on January 1, 2005, Fund American assumed approximately 85% of business written by Esurance Insurance Company, which include business written by its wholly-owned subsidiary, Esurance Property and Casualty Insurance Company. These quota share agreements were commuted during the fourth quarter of 2006 in connection with OBIG’s initial public offering.

Fund American’s Other Operations segment consists of activities of the Company.

All significant intercompany transactions have been eliminated in consolidation. These interim financial statements include all adjustments, consisting of a normal recurring nature, considered necessary by management to fairly present the financial position, results of operations and cash flows of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Refer to the Company’s 2006 Annual Report on Form 10-K for a complete discussion regarding Fund American’s significant accounting policies.

As discussed in further detail in Note 2, “Discontinued Operations,” in 2004 and 2006, Fund American distributed or sold certain consolidated subsidiaries to White Mountains. As part of a reorganization immediately preceding OBIG’s initial public offering, Fund American sold certain other consolidated subsidiaries to White Mountains on August 3, 2006 at GAAP book value. These subsidiaries have been classified as discontinued operations. Accordingly, the results of operations for the distributed or sold subsidiaries are presented net of tax, as net income from discontinued operations in the consolidated statements of income and comprehensive income. Cash flows associated with the operating and investing activities of discontinued operations are aggregated and presented under separate captions in the consolidated statements of cash flows. There were no cash flows associated with financing activities for the discontinued operations.

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

At the Date of Adoption, Fund American had $15.2 million of unrecognized tax benefits. If recognized, $11.0 million would be recorded as a reduction to income tax expense. The remaining $4.2 million of unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but the timing of deductibility is uncertain. Recognition of these tax benefits, other than any applicable interest and penalties, would not affect the effective tax rate. There have been no material changes to the above balances since the Date of Adoption.

The majority of Fund American’s subsidiaries file a consolidated tax return in the U.S. The Company’s parent, Fund American Enterprises Holdings, Inc. (“FAEH”), which is a wholly-owned subsidiary of OBIG, is not included within these financial statements. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2003. The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for 2003 through 2004 in the second quarter of 2006 that is anticipated to be completed by the end of 2008. As of September 30, 2007, the IRS has not proposed any significant adjustments to taxable income. The Company does not expect to receive any adjustments that would result in a material change to its financial position.

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

NOTE 3. Acquisitions and Dispositions

During the third quarter of 2007, Fund American sold one of its inactive licensed subsidiaries, American Employers’ Insurance Company (“AEIC”) to Sparta Insurance Company (“Sparta”) for $47.7 million in cash and recorded a pre-tax gain of $11.3 million through net other revenues, which included a deposit of $0.5 million received in the first quarter of 2007.

During the third quarter of 2006, Fund American sold one of its inactive licensed subsidiaries, Homeland Central Insurance Company (“HCIC”) to a subsidiary of White Mountains. In connection with the sale of HCIC, OneBeacon recorded a $6.0 million gain as additional paid in capital.

On September 29, 2006, Fund American sold certain assets and the right to renew existing policies of Agri, a division of Fund American that provided commercial farm and ranch and commercial agricultural insurance products, for $32.0 million in cash to QBE Insurance Group Ltd. (“QBE”) and recorded a pre-tax gain of $30.4 million through net other revenues. In connection with this sale, Fund American entered into agreements under which, at the option of QBE, it will write the policies of Agri on a direct basis and cede 100% of this business to QBE.

On October 31, 2006, Fund American restructured its investment in Main Street America Holdings, Inc. (“MSA”). Fund American received a $70 million cash dividend from MSA following which Fund American sold its 50% common stock investment in MSA to Main Street America Group, Inc. (“the MSA Group”) for (i) $70.0 million in 9.0% non-voting cumulative perpetual preferred stock of the MSA Group and (ii) 4.9% of the common stock of the MSA Group. Effective October 31, 2006, Fund American accounts for its remaining investment in the MSA Group in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Refer to the Company’s 2006

Annual Report on Form 10-K. Prior to the sale, Fund American owned 50% of the total common shares outstanding of MSA and accounted for this investment using the equity method of accounting. These transactions resulted in a net after-tax realized gain of $8.5 million.

NOTE 4. Reserves for Unpaid Loss and LAE

The following table summarizes the loss and LAE reserve activities of Fund American’s insurance subsidiaries for the three and nine months ended September 30, 2007 and 2006:

	Three months ended September30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Gross beginning balance	$4,696.6	$5,041.8	$4,837.7	$5,354.3
Less beginning reinsurance recoverable on unpaid losses	(2,765.5)	(2,967.5)	(2,842.6)	(3,120.9)
Net loss and LAE reserves	1,931.1	2,074.3	1,995.1	2,233.4
Loss and LAE incurred relating to:
Current year losses	272.3	316.7	868.3	980.7
Prior year losses	(16.5)	1.8	(41.2)	13.9
Total incurred loss and LAE	255.8	318.5	827.1	994.6
Accretion of fair value adjustment to net loss and LAE reserves	4.0	5.8	12.0	17.3
Loss and LAE paid relating to:
Current year losses	(172.6)	(181.3)	(373.2)	(470.2)
Prior year losses	(123.1)	(202.2)	(565.8)	(760.0)
Total loss and LAE payments	(295.7)	(383.5)	(939.0)	(1,230.2)
Net ending balance	1,895.2	2,015.1	1,895.2	2,015.1
Plus ending reinsurance recoverable on unpaid losses	2,699.6	2,926.8	2,699.6	2,926.8
Gross ending balance	$4,594.8	$4,941.9	$4,594.8	$4,941.9

During the three months ended September 30, 2007, Fund American experienced $16.5 million of favorable development on prior accident year loss reserves due to lower than expected severity on non-catastrophe losses. The favorable development was primarily related to automobile liability in traditional personal lines and at AutoOne, general liability in commercial lines and professional liability and tuition reimbursement in specialty lines. During the three months ended September 30, 2006, Fund American experienced $1.8 million of adverse development on prior accident year loss reserves primarily related to 2004 catastrophe losses in commercial lines, partially offset by favorable development in other lines.

 During the nine months ended September 30, 2007, Fund American experienced $41.2 million of favorable development on prior accident year loss reserves due to lower than expected severity on non-catastrophe losses. The favorable development was primarily related to professional liability and tuition reimbursement in specialty lines, property and general liability in commercial lines and automobile liability in traditional personal lines and at AutoOne. During the nine months ended September 30, 2006, Fund American experienced $13.9 million of adverse development on prior accident year loss reserves primarily related to hurricane Katrina in commercial lines, partially offset by favorable development in specialty lines.

In connection with purchase accounting for the OneBeaconAcquisition, loss and LAE reserves and the related reinsurance recoverables were adjusted to fair value on the balance sheets. The net reduction to loss and LAE reserves is being recognized through an income statement charge ratably with and over the period the claims are settled. Accordingly, Fund American recognized $4.0 million and $12.0 million of such charges for the three and nine months ended September 30, 2007, respectively, and $5.8 million and $17.3 million of such charges for the three and nine months ended September 30, 2006, respectively.

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

At September 30, 2007, Fund American had $20.6 million of reinsurance recoverables on paid losses and $2,924.7 million (gross of $225.1 million in purchase accounting adjustments, as described in Note 4) that will become recoverable if claims are paid in accordance with current reserve estimates. The collectibility of balances due from Fund American’s reinsurers is critical to Fund American’s financial strength because reinsurance contracts do not relieve Fund American of its primary obligation to its policyholders. Fund American is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. Fund American monitors the financial strength of its reinsurers on an ongoing basis. As a result, uncollectible amounts have historically not been significant. The following table provides a listing of Fund American’s top reinsurers based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurers’ A.M. Best ratings.

($ in millions)	Balance at September 30, 2007	% of total	A.M. Best Rating(1)
National Indemnity Company and General Reinsurance Corporation (2)	$2,107.3	78%	A	++
Tokio Marine and Nichido Fire	59.0	2%	A	++
Munich Reinsurance America (formerly America Reinsurance Company)	49.8	2%	A
Liberty Mutual and subsidiaries (3)	32.0	1%	A
Swiss Re	21.2	1%	A	+

(1)                                  A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen ratings), “A+” (Superior, which is the second highest of fifteen ratings) and “A” (Excellent, which is the third highest of fifteen ratings).

(2)                                  Includes $404.0 million of Third Party Recoverables, which NICO would pay under the terms of the NICO Cover if they are unable to collect from third party reinsurers. Fund American also has an additional $339.7 million of Third Party Recoverables from various reinsurers, the majority of which are rated “A” or better by A.M. Best.

(3)                                  At September 30, 2007, Fund American had assumed balances payable and expenses payable of approximately $24.0 million under its renewal rights agreement with Liberty Mutual, which expired on October 31, 2003.

In connection with the OneBeacon Acquisition, Aviva caused OneBeacon to purchase two reinsurance contracts: a reinsurance contract with National Indemnity Company (“NICO”) for up to $2.5 billion in old asbestos and environmental (“A&E”) claims and certain other exposures (the “NICO Cover”) and an adverse development cover from General Reinsurance Corporation (“GRC”) for up to $570.0 million, comprised of $400.0 million of adverse development on losses occurring in years 2000 and prior (the “GRC Cover”) in addition to $170.0 million of reserves ceded as of the date of the OneBeacon Acquisition. The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the OneBeacon Acquisition, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for as a seller guarantee under GAAP in accordance with Emerging Issues Task Force Technical Matter Document No. D-54 (“EITF Topic D-54”). NICO and GRC are wholly-owned subsidiaries of Berkshire Hathaway, Inc.

Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of Fund American’s third party reinsurers (“Third Party Reinsurers”) in existence at the time the NICO Cover was executed (“Third Party Recoverables”). As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of Fund American. Fund American estimates that on an incurred basis, net of Third Party Recoverables, as of September 30, 2007 it has used approximately $2.1 billion of the coverage provided by NICO. Approximately $953 million of these incurred losses have been paid by NICO through September 30, 2007. Since entering into the NICO Cover, $39.8 million of the $2.1 billion of utilized coverage from NICO related to uncollectible Third Party Recoverables. To the extent that actual experience differs from Fund American’s estimate of ultimate A&E losses and Third Party Recoverables, future losses could utilize some or all of the protection remaining under the NICO Cover.

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

NOTE 6. Investment Securities

Fund American’s invested assets are comprised of securities and other investments held for general investment purposes and assets held in an irrevocable grantor trust account. Refer to the Company’s 2006 Annual Report on Form 10-K for a complete discussion regarding the trust account. Fund American’s fixed maturity investments and common equity securities, excluding convertible bonds, held for general investment purposes, are classified as available for sale and are reported at fair value as of the balance sheet date as determined by quoted market prices. Net unrealized investment gains and losses on available for sale securities are reported net, after-tax, as a separate component of shareholder’s equity. Changes in net unrealized investment gains and losses, after-tax, are reported as a component of other comprehensive income.

Fund American has elected the fair value option for its investment in convertible bonds. Convertible bonds are carried at fair value as fixed maturity investments with changes therein recorded in earnings as realized investment gains or losses.

Asset-backed securities are included in fixed maturity investments and consist primarily of pooled collateralized mortgage obligations. Fair values for asset-backed securities are based on quoted market prices from a third party pricing service. Income on asset-backed securities is recognized using an effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the estimated economic life is recalculated and the remaining unamortized premium or discount is amortized prospectively over the remaining economic life.

The fixed maturity investments held in the trust account are classified as held to maturity as Fund American has the ability and intent to hold the investments until maturity. Securities classified as held to maturity are recorded at amortized cost.

Investment securities are regularly reviewed for impairment based on criteria that include the extent to which cost exceeds market value, the duration of the market decline, the financial health of and specific prospects for the issuer and the ability and intent to hold the investment to recovery. Investment losses that are other than temporary are recognized in earnings. Realized gains and losses resulting from sales of investment securities are accounted for using the weighted average method. Premiums and discounts on all fixed maturity investments are accreted to income over the anticipated life of the investment.

Short-term investments consist of money market funds, certificates of deposit and other securities which mature or become available for use within one year. Certain of the investments purchased to fund the trust mature within one year and are therefore reflected as short-term investments. Short-term investments are carried at amortized cost, which approximated fair value as of September 30, 2007 and December 31, 2006.

Other investments include limited partnerships, hedge funds and private equity interests. Changes in Fund American’s interest in other investments accounted for using the equity method are included in realized investment gains or losses. Changes in Fund American’s interest in other investments not accounted for under the equity method are reported, net of tax, as a component of common shareholder’s equity with changes therein reported, after-tax, as a component of other comprehensive income.

Fund American’s net investment income is comprised primarily of interest income associated with Fund American’s fixed maturity investments, dividend income from its equity investments and interest income from its short-term investments. Net investment income for the three and nine months ended September 30, 2007 and 2006 consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	($ in millions)
Investment income:
Fixed maturity investments	$45.7	$41.6	$142.2	$122.9
Short-term investments	4.2	2.9	10.8	7.5
Common equity securities	3.5	5.1	10.3	17.6
Other investments	0.7	2.2	2.1	7.0
Total investment income	54.1	51.8	165.4	155.0
Less investment expenses	(4.0)	(3.1)	(12.7)	(9.9)
Net investment income, pre-tax	$50.1	$48.7	$152.7	$145.1

The composition of net realized investment gains consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	($ in millions)
Fixed maturity investments	$12.9	$15.4	$26.1	$36.4
Common equity securities	7.5	19.7	86.4	58.4
Other investments	11.3	0.3	31.2	10.3
Net realized investment gains, pre-tax	$31.7	$35.4	$143.7	$105.1

The components of Fund American’s ending net unrealized investment gains and losses on its investment portfolio were as follows:

	Nine months ended	Year ended
	September 30,	December 31,
	2007	2006
	($ in millions)
Investment securities:(1)
Gross unrealized investment gains	$254.9	$255.3
Gross unrealized investment losses	(23.6)	(18.7)
Net unrealized gains from investment securities	231.3	236.6)
Income taxes attributable to such gains	(80.5)	(83.5
Total net unrealized investment gains, after-tax	$150.8	$153.1

(1)                                  Does not include deferred gains and losses on sales of investments between Fund American and entities under White Mountains’ common control of $16.7 million and $18.7 million, after-tax, as of September 30, 2007 and December 31, 2006, respectively.

In connection with OBIG’s initial public offering, an irrevocable grantor trust was established to economically defease the Company’s mandatorily redeemable preferred stock. The assets of the trust are solely dedicated to payments of dividends and redemption amounts on the mandatorily redeemable preferred stock. The assets held in the trust include fixed maturity and short-term investments accounted for and classified as held-to-maturity. Refer to the Company’s 2006 Annual Report on Form 10-K for a complete discussion of the economic defeasance of the Company’s mandatorily redeemable preferred stock. The carrying value, gross unrealized investment gains and losses, and estimated market values of Fund American’s fixed maturity held-to-maturity investments, carried at amortized cost, as of September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007
		Gross	Gross	Net foreign	Estimated
	Carrying	unrealized	unrealized	currency	Market
	Value	gains	losses	gains	Value
			($ in millions)
U.S. Government obligations	$308.6	$0.9	$—	$—	$309.5
Total fixed maturity investments	$308.6	$0.9	$—	$—	$309.5

	December 31, 2006
		Gross	Gross	Net foreign	Estimated
	Carrying	unrealized	unrealized	currency	Market
	Value	gains	losses	gains	Value
			($ in millions)
U.S. Government obligations	$305.0	$—	$(1.0)	$—	$304.0
Total fixed maturity investments	$305.0	$—	$(1.0)	$—	$304.0

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of Fund American’s fixed maturity available-for-sale investments as of September 30, 2007 and December 31, 2006, were as follows:

	September 30, 2007
	Cost or	Gross	Gross	Net foreign
	amortized	unrealized	unrealized	currency	Carrying
	cost	gains	losses	gains	value
			($ in millions)
U.S. Government obligations	$433.1	$4.9	$(0.8)	$—	$437.2
Debt securities issued by industrial corporations	1,480.5	5.1	(8.7)	11.0	1,487.9
Municipal obligations	8.1	0.4	—	—	8.5
Asset-backed securities	1,124.6	11.6	(2.3)	—	1,133.9
Foreign government obligations	143.2	0.6	(0.2)	—	143.6
Preferred stocks	99.1	8.7	(0.5)	8.7	116.0
Total fixed maturity investments	$3,288.6	$31.3	$(12.5)	$19.7	$3,327.1

	December 31, 2006
	Cost or	Gross	Gross	Net foreign
	amortized	unrealized	unrealized	currency	Carrying
	cost	gains	losses	gains	value
			($ in millions)
U.S. Government obligations	$805.9	$1.8	$(4.1)	$—	$803.6
Debt securities issued by industrial corporations	1,429.5	8.3	(8.4)	10.7	1,440.1
Municipal obligations	8.3	0.4	—	—	8.7
Asset-backed securities	1,080.6	9.3	(3.6)	—	1,086.3
Foreign government obligations	54.7	—	(0.6)	—	54.1
Preferred stocks	110.9	17.1	(0.5)	7.9	135.4
Total fixed maturity investments	$3,489.9	$36.9	$(17.2)	$18.6	$3,528.2

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of Fund American’s common equity securities and other investments as of September 30, 2007 and December 31, 2006, were as follows:

	September 30, 2007
	Cost or	Gross	Gross	Net foreign
	amortized	unrealized	unrealized	currency	Carrying
	cost	gains	losses	gains	value
			($ in millions)
Common equity securities	$638.8	$165.1	$(10.2)	$2.5	$796.2
Other investments	$265.1	$58.5	$(0.9)	$—	$322.7

	December 31, 2006
	Cost or	Gross	Gross	Net foreign
	amortized	unrealized	unrealized	currency	Carrying
	cost	gains	losses	losses	value
			($ in millions)
Common equity securities	$568.9	$169.2	$(0.9)	$(0.1)	$737.1
Other investments	$229.5	$49.2	$(0.6)	$—	$278.1

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

The following table presents an analysis of the continuous periods during which Fund American has held investment positions which were carried at an unrealized loss as of September 30, 2007 (excluding short-term investments):

	September 30, 2007
	0-6	6-12	> 12
	Months	Months	Months	Total
	($ in millions)
Fixed maturity investments:
Number of positions	54	11	89	154
Market value	$487.5	$104.3	$443.1	$1,034.9
Amortized cost	$493.2	$105.7	$448.5	$1,047.4
Unrealized loss	$(5.7)	$(1.4)	$(5.4)	$(12.5)
Common equity securities:
Number of positions	17	3	—	20
Market value	$113.1	$9.3	$—	$122.4
Amortized cost	$122.7	$9.9	$—	$132.6
Unrealized loss	$(9.6)	$(0.6)	$—	$(10.2)
Other investments:
Number of positions	2	1	2	5
Market value	$8.6	$2.0	$14.5	$25.1
Amortized cost	$9.3	$2.1	$14.6	$26.0
Unrealized loss	$(0.7)	$(0.1)	$(0.1)	$(0.9)
Total:
Number of positions	73	15	91	179
Market value	$609.2	$115.6	$457.6	$1,182.4
Amortized cost	$625.2	$117.7	$463.1	$1,206.0
Unrealized loss	$(16.0)	$(2.1)	$(5.5)	$(23.6)
% of total gross unrealized losses	68%	9%	23%	100%

During the three and nine months ended September 30, 2007 and 2006, Fund American recognized $3.4 million and $5.5 million, respectively, of pre-tax other-than-temporary impairment charges. Fund American believes that the gross unrealized losses relating to its fixed maturity investments at September 30, 2007 resulted primarily from increases in market interest rates from the dates that certain investments within that portfolio were acquired as opposed to fundamental changes in the credit quality of the issuers of such securities. Fund American views these decreases in value as being temporary because it has the intent and ability to retain such investments until recovery. However, should Fund American determine that it no longer has the intent and ability to hold a fixed maturity investment that has an existing unrealized loss resulting from an increase in market interest rates until it recovers, this loss would be realized through the income statement at the time such determination is made. Fund American also believes that the gross unrealized losses recorded on its common equity securities and its other investments at September 30, 2007 resulted primarily from decreases in quoted market values from the dates that certain investments securities within that portfolio were acquired as opposed to fundamental changes in the issuer’s financial performance and near term financial prospects. Therefore, these decreases are also viewed as being temporary. However, due to the inherent risk involved in investing in the equity markets, it is possible that the decrease in market value of these investments may ultimately prove to be other than temporary. At September 30, 2007, Fund American’s investment portfolio did not include any individual investment securities with an after-tax unrealized loss of more than $3.0 million for more than a six-month period.

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

	Primary	Affiliate
	Insurance	Quota	Other
	Operations	Shares(1)	Operations	Total
	($ in millions)
Three months ended September 30, 2007
Earned premiums	$473.6	$—	$—	$473.6
Net investment income	45.2	—	4.9	50.1
Net realized investment gains	31.2	—	0.5	31.7
Net other revenues	11.2	—	(0.5)	10.7
Total revenues	561.2	—	4.9	566.1
Loss and LAE	255.8	—	—	255.8
Policy acquisition expenses	74.9	—	—	74.9
Other underwriting expenses	66.4	—	—	66.4
General and administrative expenses	1.1	—	(0.1)	1.0
Accretion of fair value adjustment to loss and LAE reserves	—	—	4.0	4.0
Interest expense on debt	0.8	—	10.6	11.4
Interest expense-on preferred stock subject to mandatory redemption	—	—	16.3	16.3
Total expenses	399.0	—	30.8	429.8
Pre-tax income (loss)	$162.2	$—	(25.9)	$136.3
Three months ended September 30, 2006
Earned premiums	$492.7	$58.6	$—	$551.3
Net investment income	48.3	—	0.4	48.7
Net realized investment gains	35.6	—	(0.2)	35.4
Net other revenues	30.6	—	1.7	32.3
Total revenues	607.2	58.6	1.9	667.7
Loss and LAE	291.9	26.6	—	318.5
Policy acquisition expenses	89.0	35.5	—	124.5
Other underwriting expenses	84.0	—	—	84.0
General and administrative expenses	0.6	—	0.2	0.8
Accretion of fair value adjustment to loss and LAE reserves	—	—	5.8	5.8
Interest expense on debt	1.4	—	10.6	12.0
Interest expense-on preferred stock subject to mandatory redemption	—	—	14.3	14.3
Total expenses	466.9	62.1	30.9	559.9
Pre-tax income (loss)	$140.3	$(3.5)	(29.0)	$107.8

(1)             The affiliate quota share agreements were commuted during the fourth quarter of 2006.

	Primary	Affiliate
	Insurance	Quota	Other
	Operations	Shares(1)	Operations	Total
	($ in millions)
Nine months ended September 30, 2007
Earned premiums	$1,407.5	$—	$—	$1,407.5
Net investment income	139.6	—	13.1	152.7
Net realized investment gains	143.0	—	0.7	143.7
Net other revenues	17.8	—	(1.6)	16.2
Total revenues	1,707.9	—	12.2	1,720.1
Loss and LAE	827.1	—	—	827.1
Policy acquisition expenses	231.5	—	—	231.5
Other underwriting expenses	246.9	—	—	246.9
General and administrative expenses	2.3	—	0.1	2.4
Accretion of fair value adjustment to loss and LAE reserves	—	—	12.0	12.0
Interest expense on debt	2.5	—	31.6	34.1
Interest expense-on preferred stock subject to mandatory redemption	—	—	47.4	47.4
Total expenses	1,310.3	—	91.1	1,401.4
Pre-tax income (loss)	$397.6	$—	(78.9)	$318.7
Nine months ended September 30, 2006
Earned premiums	$1,458.1	$131.9	$—	$1,590.0
Net investment income	142.2	—	2.9	145.1
Net realized investment gains (losses)	105.5	—	(0.4)	105.1
Net other revenues	35.2	—	3.3	38.5
Total revenues	1,741.0	131.9	5.8	1,878.7
Loss and LAE	891.3	103.3	—	994.6
Policy acquisition expenses	249.8	47.6	—	297.4
Other underwriting expenses	253.9	—	—	253.9
General and administrative expenses	2.2	—	6.1	8.3
Accretion of fair value adjustment to loss and LAE reserves	—	—	17.3	17.3
Interest expense on debt	2.8	—	32.0	34.8
Interest expense-on preferred stock subject to mandatory redemption	—	—	41.7	41.7
Total expenses	1,400.0	150.9	97.1	1,648.0
Pre-tax income (loss)	$341.0	$(19.0)	(91.3)	$230.7

September 30, 2007
Total investments	$4,805.6	$—	$340.0	$5,145.6
Reinsurance recoverable on paid and unpaid losses	2,945.3	—	(225.1)	2,720.2
Total assets	9,575.2	—	104.2	9,679.4
Loss and LAE reserves	4,841.3	—	(246.5)	4,594.8
Total liabilities	7,115.2	—	728.6	7,843.8
Total equity	2,460.0	—	(624.4)	1,835.6
December 31, 2006
Total investments	$4,806.9	$—	$323.9	$5,130.8
Reinsurance recoverable on paid and unpaid losses	3,112.1	—	(237.1)	2,875.0
Total assets	9,729.2	—	77.5	9,806.7
Loss and LAE reserves	5,108.2	—	(270.5)	4,837.7
Total liabilities	7,382.3	—	676.9	8,059.2
Total equity	2,346.9	—	(599.4)	1,747.5

(1)                                  The affiliate quota share agreements were commuted during the fourth quarter of 2006.

The following tables provide net written premiums and earned insurance premiums for Fund American’s Primary Insurance Operations by major underwriting unit and in total for the three and nine months ended September 30, 2007 and 2006:

	Specialty	Commercial	Personal	Total(1)
	($ in millions)
Three months ended September 30, 2007
Net written premiums	$136.6	$192.8	$182.5	$511.9
Earned premiums	109.1	182.6	181.8	473.6
Three months ended September 30, 2006
Net written premiums	$142.5	$186.3	$206.5	$536.2
Earned premiums	111.0	175.3	205.5	492.7

	Specialty	Commercial	Personal	Total(1)
	($ in millions)
Nine months ended September 30, 2007
Net written premiums	$344.2	$557.0	$535.7	$1,437.0
Earned premiums	324.3	531.0	552.1	1,407.5
Nine months ended September 30, 2006
Net written premiums	$350.1	$548.8	$626.3	$1,526.0
Earned premiums	321.0	511.6	624.7	1,458.1

(1)                                  Includes results from run-off.

NOTE 8. Investment in Unconsolidated Affiliate

Fund American’s investment in unconsolidated affiliate represents an operating investment in MSA in which Fund American has a significant voting and economic interest but does not control the entity.

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

Prior to the exchange of Fund American’s common stock investment in MSA, Fund American accounted for this investment using the equity method of accounting. For the three and nine months ended September 30, 2006, the after-tax equity in earnings from MSA common stock was $(1.6) million and $8.6 million, respectively, and the after-tax equity in unrealized investment gains were $9.3 million and $0.4 million, respectively.

NOTE 9. Retirement Plans

OneBeacon sponsors qualified and non-qualified, non-contributory, defined benefit pension plans covering substantially all employees who were employed as of December 31, 2001 and remain actively employed. Current plans include a OneBeacon qualified pension plan, the “Qualified Plan” and a OneBeacon non-qualified pension plan, the “Non-qualified Plan.”  OneBeacon’s pension plans were frozen and curtailed in the fourth quarter of 2002.

The components of net periodic benefit costs for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	($ in millions)		($ in millions)
Service cost	$0.5	$1.0	$1.6	$1.6
Interest cost	1.9	6.9	15.2	20.7
Expected return on plan assets	(1.9)	(7.6)	(15.5)	(22.9)
Amortization of unrecognized loss	0.1	0.1	0.3	0.2
Net periodic pension cost before settlements, curtailments and special termination benefits	0.6	0.4	1.6	(0.4)
Settlement gain	(25.6)	—	(25.6)	—
Special termination benefits expense(1)	0.8	—	0.8	1.6
Net periodic benefit cost	$(24.2)	$0.4	$(23.2)	$1.2

(1) Special termination benefits are additional payments made from the pension plan when a vested participant terminates employment due to a reduction in force.

OneBeacon anticipates contributing $2.9 million to the pension plans for 2007. As of September 30, 2007, $2.5 million in contributions have been made. All of OneBeacon’s year to date and expected pension contributions in 2007 relate to the Non-qualified Plan, for which OneBeacon has established assets held in rabbi trusts.

On July 11, 2007, OneBeacon settled approximately 80% of the Qualified Plan liabilities through the purchase of two group annuity contracts for $398.5 million from Transamerica Life Insurance Company and Hartford Life Insurance Company (“Hartford Life”). In accordance with SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, the Qualified Plan’s obligations were re-measured in connection with this settlement. In accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, and consistent with the methodology applied at December 31, 2006, OneBeacon’s discount rate assumption reflects the rate at which benefit obligations could effectively be settled. Based on consideration of published yields for high quality long-term corporate bonds and U.S. Treasuries as of the re-measurement date, as well as consideration of settlement rates from insurance company annuity contracts, the discount rate utilized for the revaluation of the Qualified Plan obligations was 5.45% as compared to 5.0% at December 31, 2006. In addition, other assumptions (e.g., mortality, retirement age and form of payment) were updated to reflect more recent experience and revised expectations of behavior for the remaining population, as well as to consider information learned through the settlement process. As a result of the partial settlement and re-measurement, OneBeacon recognized a gain of $25.6 million through pre-tax income ($6.3 million as a reduction to loss and LAE, allocated to claims department employees, and $19.3 million as a reduction to other underwriting expenses) and a pre-tax loss of $2.5 million through other comprehensive income. The remaining Qualified Plan liabilities, which are primarily attributable to Qualified Plan participants who remain actively employed by OneBeacon is approximately $97.6 million.

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

The following summarizes performance share activity for OB Performance Shares for the three and nine months ended September 30, 2007:

	Three months ended September 30,
	2007
	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	1,122,341	$10.1
Payments and deferrals	—	—
New awards	25,671	0.1
Forfeitures and net change in assumed forfeitures	(18,222)	(0.2)
Expense recognized	—	1.6
End of period	1,129,790	$11.6

	Nine months ended September 30,
	2007
	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	—	$—
Payments and deferrals	—	—
New awards	934,131	—
Forfeitures and net change in assumed forfeitures	(87,042)	(0.4)
Expense recognized	282,701	4.1
Transfers in (1)	—	7.9
End of period	1,129,790	$11.6

(1)                                  In February 2007, Fund American’s WTM Performance Shares were replaced with OB Performance Shares of an equivalent value.

The following summarizes performance share activity for WTM Performance Shares for the three and nine months ended September, 30 2007 and 2006:

	Three months ended September 30,
	2007		2006
	Target WTM Performance Shares outstanding	Accrued expense	Target WTM Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	—	$—	29,260	$8.1
Payments and deferrals	—	—	—	—
New awards	—	—	(8,000)	—
Forfeitures and net change in assumed forfeitures	—	—	338	2.7
Transfers out	—	—	(5,540)	(1.2)
Expense recognized	—	—	—	(1.8)
End of period	—	$—	16,058	$7.8

	Nine months ended September 30,
	2007		2006
	Target WTM Performance Shares outstanding	Accrued expense	Target WTM Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	16,470	$7.8	10,650	$7.1
Payments and deferrals (1) (2)	(4,400)	(3.7)	—	(3.8)
New awards	—	—	11,360	—
Forfeitures and net change in assumed forfeitures	—	—	(412)	(0.1)
Transfers out (3)	(12,070)	(4.1)	(5,540)	(1.2)
Expense recognized	—	—	—	5.8
End of period	—	$—	16,058	$7.8

(1)                                  Performance share payments in 2006 for the 2003-2005 performance cycle were made at 142% of target.

(2)                                  Performance share payments in 2007 for the 2004-2006 performance cycle were made at 145% of target.

(3)                                  In February 2007, Fund American’s WTM Performance Shares were replaced with OB Performance Shares of an equivalent value.

The following summarizes performance shares outstanding and accrued performance share expense at September 30, 2007 for each performance cycle:

	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Performance cycle:
2005—2007	117,363	$3.5
2006—2008	161,216	3.8
2007—2009	880,130	4.4
Sub-total	1,158,709	11.7
Assumed forfeitures	(28,919)	(0.1)
Total at September 30, 2007	1,129,790	$11.6

If 100% of the outstanding performance shares had been vested on September 30, 2007, the total additional compensation cost to be recognized would have been $27.6 million, based on current accrual factors (common share price and payout assumptions).

All performance shares earned for the 2003-2005 and the 2004-2006 performance cycles were settled in cash or by deferral into certain non-qualified deferred compensation plans of the Company’s subsidiaries.

NOTE 11. Income Taxes

The income tax provision related to pre-tax income from continuing operations for the nine months ended September 30, 2007 and September 30, 2006 represented effective tax rates of 41.1% and 32.1%, respectively, which were higher and lower, respectively, than the U.S. statutory rate of 35%. The effective tax rate was higher for the nine months ended September 30, 2007 due to non-deductible dividends and accretion on the Berkshire Hathaway, Inc. (“Berkshire”) Preferred Stock (“Berkshire Preferred Stock”). The effective tax rate was lower for the nine months ended September 30, 2006 due to tax benefits related to settlements of U.S. federal and state income tax audits for years prior to 2003, partially offset by non-deductible dividends and accretion on the Berkshire Preferred Stock.

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

In August 2004, OneBeacon asserted claims against Liberty Mutual in the Court of Common Pleas in Philadelphia, Pennsylvania (the “Court”) for breach of contract and negligence with respect to agreements with Liberty Mutual (the “Liberty Agreements”). The portion of the contract claim relating to OneBeacon Insurance Company (“OBIC”) was submitted to arbitration and the Court stayed the remaining claims, including OneBeacon’s claims on behalf of its other insurance subsidiaries that were signatories to the Liberty Agreements, pending resolution of the arbitration. In August 2007, the arbitration panel issued an award in favor of OneBeacon on the portion of the breach of contract claim submitted to it finding that Liberty Mutual breached the Liberty Agreements. The panel awarded OneBeacon $4.5 million plus interest.

Subsequent to the award, in September 2007, Liberty Mutual filed petitions in the U.S. District Court for the District of Massachusetts (“USDC”) and the Court to vacate the arbitral award and dismiss or arbitrate the remaining Court claims. OneBeacon filed motions to confirm the award and deny the petition to vacate. Resolution of these issues is expected in the near future. In October 2007, OneBeacon (on behalf of its other insurance subsidiaries that were signatories to the Liberty Agreements) filed suit against Liberty Mutual in Suffolk County Superior Court in Massachusetts to recover damages caused by Liberty Mutual’s claims conduct. Concurrently, a demand for arbitration was served on Liberty Mutual to preserve the rights and interests of OneBeacon (on behalf of the same subsidiaries).

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

As of September 30, 2007, Fund American believes its loss and LAE reserves are sufficient to cover reasonably anticipated outcomes of all disputes with Liberty Mutual.

Refer to the Company’s 2006 Annual Report on Form 10-K, and in particular Item 3 — “Legal Proceedings” for a brief description of all other non-routine legal proceedings. Damages sought by the claimants do not exceed 10% of the Company’s current assets.

Guarantees

Beginning in February 2006, OBIC, a wholly-owned insurance subsidiary of the Company, agreed to provide guarantees of the obligations of Galileo Weather Risk Management Ltd. (“Galileo”) to Galileo’s counterparty in certain weather-related product transactions. Galileo is a subsidiary of White Mountains. The guarantees require OBIC to pay the full amount of Galileo’s obligations to the counterparty in the event of Galileo’s failure to pay these obligations. In the event of a payment, OBIC would be eligible to exercise all of the rights of the counterparty against Galileo. As of September 30, 2007 there were nine outstanding guarantees with a principal value of $59.4 million. In the event that the total guaranteed principal amount exceeds the lesser of 5% of OBIC’s admitted assets of $3.8 billion at December 31, 2006 or 25% of OBIC’s statutory surplus of $1.7 billion at December 31, 2006, OBIC would require the approval of the Pennsylvania Department of Insurance in order to make any further guarantees. OBIC has agreed, at White Mountains’ option, to continue to make these guarantees available until October 2008 and will receive from Galileo an annual fee of 25 basis points of the value at risk for providing the guarantees. Pursuant to a separation agreement entered into by OBIG and White Mountains in connection with OBIG’s initial public offering, White Mountains has agreed that it will take appropriate steps to ensure that OBIC will not be called on to make payment on these guarantees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains “forward-looking statements.” Statements that are not historical in nature are forward-looking statements. Fund American cannot promise that our expectations in such forward-looking statements will turn out to be correct. Fund American’s  actual results could be materially different from and worse than our expectations. See “Forward-Looking Statements” on page 41 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.

Results of Operations

Review of Consolidated Results

A summary of our consolidated financial results for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	($ in millions)
Net written premiums	$511.9	$614.8	$1,437.0	$1,711.8
Revenues
Earned premiums	473.6	551.3	1,407.5	1,590.0
Net investment income	50.1	48.7	152.7	145.1
Net realized investment gains	31.7	35.4	143.7	105.1
Net other revenues	10.7	32.3	16.2	38.5
Total revenues	566.1	667.7	1,720.1	1,878.7
Expenses
Loss and LAE	255.8	318.5	827.1	994.6
Policy acquisition expenses	74.9	124.5	231.5	297.4
Other underwriting expenses	66.4	84.0	246.9	253.9
General and administrative expenses	1.0	0.8	2.4	8.3
Accretion of fair value adjustment to loss and LAE reserves	4.0	5.8	12.0	17.3
Interest expense on debt	11.4	12.0	34.1	34.8
Interest expense—dividends and accretion on preferred stock subject to mandatory redemption	16.3	14.3	47.4	41.7
Total expenses	429.8	559.9	1,401.4	1,648.0
Pre-tax earnings from continuing operations	136.3	107.8	318.7	230.7
Income tax provision	(53.4)	(40.5)	(130.9)	(74.0)
Net income from continuing operations before equity in earnings of unconsolidated affiliate	82.9	67.3	187.8	156.7
Equity in earnings of unconsolidated affiliate	—	(1.6)	—	8.6
Net income from continuing operations	82.9	65.7	187.8	165.3
Net income from discontinued operations	—	0.8	—	1.2
Net income	82.9	66.5	187.8	166.5
Other comprehensive (loss) income	(7.7)	21.4	(4.4)	(6.3)
Comprehensive net income	$75.2	$87.9	$183.4	$160.2

Consolidated Results—Three months ended September 30, 2007 versus three months ended September 30, 2006

Our pre-tax income from continuing operations for the third quarter of 2007 was $136.3 million, compared to pre-tax income from continuing operations of $107.8 million for the third quarter of 2006 and our GAAP combined ratio was 83.8% for the third quarter 2007, compared to 95.6% for the third quarter of 2006.

The decrease to our GAAP combined ratio was due to decreases in both our loss and LAE ratio and expense ratio. Our loss and LAE results for the third quarter of 2007 included favorable development on prior accident year losses of $16.5 million due to lower than expected severity on non-catastrophe losses, which included favorable development in automobile liability in traditional personal lines and at AutoOne, general liability in commercial lines and professional liability and tuition reimbursement in specialty lines, compared with adverse development on prior accident year losses of $1.8 million in the third quarter of 2006, which included adverse development of $9.2 million on catastrophe losses, primarily related to hurricane Wilma and two 2004 catastrophes, partially offset by favorable development on prior accident year non-catastrophe losses in specialty lines and personal lines. The loss and LAE ratio for the third quarter of 2007 also included a 1.3 point benefit related to the partial settlement of our qualified pension plan liabilities. Our expense ratio for the third quarter of 2007 decreased due to the benefit of one-time non-recurring items including the partial settlement of our qualified pension plan liabilities and the benefit of a state premium tax refund which reduced our expense ratio by 4.1 points and 1.6 points, respectively. Partially offsetting the favorable impact of these items was 1.1 points of expense related to actions taken in September 2007 to better align resources with our business needs. The September actions principally impacted our Personal Lines underwriting unit, as described below. The prior year period included 0.5 points of office consolidation costs.

Our total revenues decreased 15.2% in the third quarter of 2007 to $566.1 million, compared to $667.7 million in the third quarter of 2006, due principally to a 14.1% decrease in earned premiums in the third quarter of 2007. The third quarter of 2006 included $117.1 million of business assumed from the affiliate quota share agreement with Esurance, which was commuted in the fourth quarter of 2006, in connection with our initial public offering. Net other revenues decreased 66.9% in the third quarter of 2007 to $10.7 million, compared to $32.3 million in the third quarter of 2006. The 2006 period included a $30.4 million gain on the sale of the renewal rights of Agri to QBE. The third quarter of 2007 included a $10.8 million gain from the sale of one of our inactive licensed insurance subsidiaries, AEIC, to Sparta.

The income tax provision related to pre-tax income from continuing operations for the three months ended September 30, 2007 and 2006 represented effective tax rates of 39.2% and 37.6%, respectively, which were higher than the U.S. statutory rate of 35%. The effective tax rate was higher for the three months ended September 30, 2007 and 2006 due to non-deductible dividends and accretion on the Berkshire Preferred Stock.

Consolidated Results—Nine months ended September 30, 2007 versus nine months ended September 30, 2006

Our pre-tax income from continuing operations for the first nine months of 2007 was $318.7 million, compared to pre-tax income from continuing operations of $230.7 million for the first nine months of 2006 and our GAAP combined ratio was 92.7% for the first nine months 2007, compared to 97.2% for the first nine months of 2006.

The decrease to our GAAP combined ratio was due to decreases in our loss and LAE ratio and expense ratio. The first nine months of 2007 included $41.2 million of favorable development on prior accident year losses due to lower than expected severity on non-catastrophe losses, which included favorable development in professional liability and tuition reimbursement in specialty lines, property and general liability in commercial lines and automobile liability in traditional personal lines and at AutoOne. The prior year period included $13.9 million of adverse development on prior accident year losses mainly due to $25.0 million of adverse development on catastrophe losses, primarily related to hurricanes Katrina and Wilma and two 2004 catastrophes, partially offset by favorable development on prior accident year non-catastrophe losses in specialty lines. The loss and LAE ratio for the first nine months of 2007 also included a 0.4 point benefit related to the partial settlement of our qualified pension plan liabilities. Our expense ratio for the first nine months of 2007 decreased due to the benefit of one-time non-recurring items including the partial settlement of our qualified pension plan liabilities and the benefit of a state premium tax refund which reduced our expense ratio by 1.4 points and 0.5 points, respectively, partially offset by 0.7 points of office consolidation costs. Also reducing the net favorable impact of the non-recurring items was 0.4 points of expense related to actions taken in September 2007 to align resources with our business needs. The September actions principally impacted our personal lines underwriting unit, as described below. The first nine months of 2006 included the benefit of 0.4 points from the favorable settlement of a state franchise tax audit and a 0.3 point reduction in contingent commission accruals, partially offset by 0.4 points of office consolidation costs.

Our total revenues decreased 8.4% in the first nine months of 2007 to $1,720.1 million, compared to $1,878.7 million in the first nine months of 2006, due principally to an 11.5% decrease in earned premiums in the first nine months of 2007. The first nine months of 2006 included $309.9 million of business assumed from the affiliate quota share agreement with Esurance, which was commuted in the fourth quarter of 2006, in connection with our initial public offering. Net realized investment gains increased 36.7% to $143.7 million in the first nine months of 2007, compared with $105.1 million in the first nine months of 2006, mainly due to the sale of certain convertible fixed maturity and equity securities during the first half of 2006, in industry sectors that experienced significant appreciation during our period of ownership, principally energy and natural resources.

Net other revenues decreased 57.9% in the first nine months of 2007 to $16.2 million, compared to $38.5 million in the first nine months of 2006. The 2006 period included a $30.4 million gain on the sale of the renewal rights of Agri to QBE. The first nine months of 2007 included an $11.3 million gain from the sale of one of our inactive licensed insurance subsidiaries, AEIC, to Sparta, which included a deposit of $0.5 million received in the first quarter of 2007.

The income tax provision related to pre-tax income from continuing operations for the nine months ended September 30, 2007 and September 30, 2006 represented effective tax rates of 41.1% and 32.1%, respectively, which were higher and lower, respectively, than the U.S. statutory rate of 35%. The effective tax rate was higher for the nine months ended September 30, 2007 due to non-deductible dividends and accretion on the Berkshire Preferred Stock. The effective tax rate was lower for the nine months ended September 30, 2006 due to tax benefits related to settlements of U.S. federal and state income tax audits for years prior to 2003, partially offset by non-deductible dividends and accretion on the Berkshire Preferred Stock.

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

Primary Insurance Operations

Financial results for our Primary Insurance Operations segment for the three and nine months ended September 30, 2007 and 2006, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	($ in millions)
Net written premiums	$511.9	$536.2	$1,437.0	$1,526.0

Earned premiums	$473.6	$492.7	$1,407.5	$1,458.1
Net investment income	45.2	48.3	139.6	142.2
Net realized investment gains	31.2	35.6	143.0	105.5
Net other revenues	11.2	30.6	17.8	35.2
Total revenues	561.2	607.2	1,707.9	1,741.0
Loss and LAE	255.8	291.9	827.1	891.3
Policy acquisition expenses	74.9	89.0	231.5	249.8
Other underwriting expenses	66.4	84.0	246.9	253.9
General and administrative expenses	1.1	0.6	2.3	2.2
Interest expense on debt	0.8	1.4	2.5	2.8
Total expenses	399.0	466.9	1,310.3	1,400.0
Pre-tax income	$162.2	$140.3	$397.6	$341.0

The following tables provide GAAP ratios, net written premiums and earned premiums by underwriting units for the three and nine months ended September 30, 2007 and 2006:

	Three months ended September 30, 2007
	Specialty	Commercial	Personal	Total(2)
	($ in millions)
GAAP Ratios: (1)(3)(4)(5)
Loss and LAE	56.2%	49.1%	53.1%	54.0%
Expense	28.4	34.1	27.3	29.8
Total Combined	84.6%	83.2%	80.4%	83.8%
Net written premiums	$136.6	$192.8	$182.5	$511.9
Earned premiums	109.1	182.6	181.8	473.6

	Three months ended September 30, 2006
	Specialty	Commercial	Personal	Total(2)
	($ in millions)
GAAP Ratios: (1)(3)(4)(5)
Loss and LAE	54.2%	56.4%	59.8%	59.2%
Expense	34.6	36.2	33.1	35.2
Total Combined	88.8%	92.6%	92.9%	94.4%
Net written premiums	$142.5	$186.3	$206.5	$536.2
Earned premiums	111.0	175.3	205.5	492.7

	Nine months ended September 30, 2007
	Specialty	Commercial	Personal	Total(2)
	($ in millions)
GAAP Ratios: (1)(3)(4)(5)
Loss and LAE	56.9%	53.6%	60.6%	58.8%
Expense	30.5	36.2	33.4	33.9
Total Combined	87.4%	89.8%	94.0%	92.7%
Net written premiums	$344.2	$557.0	$535.7	$1,437.0
Earned premiums	324.3	531.0	552.1	1,407.5

	Nine months ended September 30, 2006
	Specialty	Commercial	Personal	Total(2)
	($ in millions)
GAAP Ratios: (1)(3)(4)(5)
Loss and LAE	55.4%	57.9%	62.9%	61.1%
Expense	32.5	37.7	31.6	34.5
Total Combined	87.9%	95.6%	94.5%	95.6%
Net written premiums	$350.1	$548.8	$626.3	$1,526.0
Earned premiums	321.0	511.6	624.7	1,458.1

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

(2)             Includes results from run-off. For the three months ended September 30, 2007, includes no net written premium from run-off and in the three months ended 2006, includes net written premium of $0.9 million from run-off. For the three months ended September 30, 2007 and 2006, includes earned premium of $0.2 million and $0.9 million, respectively, from run-off. For the nine months ended September 30, 2007 and 2006, includes net written premium of $0.1 million and $0.8 million, respectively, from run-off and earned premiums of $0.1 million and $0.8 million, respectively, from run-off.

(3)             Includes our long-term incentive compensation expense. For the three months ended September 30, 2007 and 2006, long-term incentive compensation expense increased our total GAAP combined ratio by 1.5 points and 2.3 points, respectively. For the nine months ended September 30, 2007 and 2006, long-term incentive compensation expense increased our total GAAP combined ratio by 1.6 points and 1.8 points, respectively.

(4)             Includes loss and LAE relating to catastrophes. For the three months ended September 30, 2007 and 2006, total calendar year incurred loss and LAE relating to catastrophes increased our loss and LAE and total combined ratios by 0.1 points and 2.6 points, respectively, including development on prior accident year catastrophes which (decreased) increased our loss and LAE and total combined ratios by (0.2) points and 1.8 points, respectively. For the nine months ended September 30, 2007 and 2006, total calendar year incurred loss and LAE relating to catastrophes increased our loss and LAE and total combined ratios by 1.0 points and 2.8 points, respectively, including development on prior accident year catastrophes which (decreased) increased our loss and LAE and total combined ratios by (0.1) points and 1.7 points, respectively.

(5)             Prior accident year development, including development on catastrophes, for the three months ended September 30, 2007 and 2006 (decreased) increased our loss and LAE and total combined ratios by (3.5) points and 0.3 points, respectively. Prior accident year development, including development on catastrophes, for the nine months ended

September 30, 2007 and 2006 (decreased) increased our loss and LAE and total combined ratios by (2.9) points and 1.7 points, respectively.

Primary Insurance Operations— Three months ended September 30, 2007 versus three months ended September 30, 2006

Specialty lines.  Net written premiums for specialty lines decreased by 4.1% to $136.6 million in the third quarter of 2007 as compared to $142.5 million in the third quarter of 2006. Excluding the Agri business, to which the renewal rights were sold in the third quarter of 2006, net written premiums increased by 12.5%, compared to the third quarter of 2006, driven by a $7.6 million increase in net written premium at OneBeacon Professional Partners (OBPP).

The specialty lines combined ratio for the third quarter of 2007 decreased 4.2 points to 84.6%, compared to 88.8% for the third quarter of 2006 primarily due to a decreased expense ratio. The expense ratio decreased 6.2 points in the third quarter of 2007 to 28.4%, compared with 34.6% in the prior year period. The decrease in the third quarter of 2007 compared to the third quarter of 2006 was mainly due to a 3.3 point benefit of fees received from QBE for fronting services performed in connection with the sale of the renewal rights to the Agri business on September 29, 2006, which served to reduce our commission expense, as well as a 2.6 point favorable impact from the partial settlement of our qualified pension plan liabilities. Partially offsetting the decrease in the expense ratio was a 2.0 point increase to the loss and LAE ratio in the third quarter of 2007 to 56.2%, compared to 54.2% in the third quarter of 2006. The prior year period included 8.0 points of favorable development on prior accident years, primarily at OBPP, compared to 2.6 points of favorable development on prior accident years in the current year period primarily in professional liability and tuition reimbursement. Partially offsetting the increase in the prior accident year loss and LAE ratio was a 3.4 point decrease in the current accident year loss and LAE ratio in the third quarter of 2007, compared to the prior year, primarily due to strong results at International Marine Underwriters (IMU), as well as a 0.8 point benefit related to the partial settlement of our qualified pension plan liabilities.

Commercial lines.  Net written premiums for commercial lines increased by 3.5% to $192.8 million in the third quarter of 2007, compared to $186.3 million in the third quarter of 2006. This increase was due to an $8.4 million increase in net written premiums in the small business division compared to the prior year period, principally driven by our small business package products. Partially offsetting this increase was a $1.9 million decrease in the middle market division due to lower premiums at OBSP.

The commercial lines combined ratio for the third quarter of 2007 decreased 9.4 points to 83.2%, compared to 92.6% in the third quarter of 2006 due primarily to a decreased loss and LAE ratio, as well as a decrease in the expense ratio. The loss and LAE ratio decreased to 49.1% compared to 56.4% in the third quarter of 2006, primarily due to the impact of adverse development on prior accident year catastrophe losses in the third quarter of 2006. The third quarter of 2006 included 5.4 points of prior accident year development on catastrophe losses primarily at OBSP, related to hurricane Wilma and two 2004 catastrophes. The third quarter of 2007 included 2.6 points of favorable development on prior accident year non-catastrophe losses. The expense ratio decreased to 34.1% from 36.2% in the third quarter of 2006 driven by a 3.2 point favorable impact from the partial settlement of our qualified pension plan liabilities. The loss and LAE ratio for the third quarter of 2007 also included a 1.0 point benefit related to the partial settlement of our qualified pension plan liabilities.

Personal lines.  Net written premiums for personal lines decreased by 11.6% to $182.5 million in the third quarter of 2007, compared to $206.5 million in the third quarter of 2006. The decrease was principally attributable to the continued impact of reduced writings at AutoOne due to significant declines in New York’s assigned risk pool and increased market competition in the voluntary market. With respect to the New York assigned risk pool, market trends indicate that assigned risk volumes are expected to decline to approximately $155 million in 2007, down from $240 million in 2006, $383 million in 2005 and $629 million in 2004. The Company expects a reduction in AutoOne’s premium volume reflective of these trends. In traditional personal lines, net written premiums decreased 3.5% due to an increasingly competitive auto market and also state-mandated rate decreases in Massachusetts auto along with higher reinsurance costs. In September 2007, we notified agents that we plan to seek regulatory approval of a withdrawal plan to cease writing business in all states where Houston General Insurance Exchange, a reciprocal insurance exchange, wrote business and also took actions to better align personal lines staffing with our business needs. Houston General Insurance Exchange had commenced writing business in Arizona, South Carolina and Texas in November 2005, June 2006 and October 2006, respectively. Net written premiums for Houston General Insurance Exchange were $6.1 million in the third quarter of 2007, compared to $1.1 million in the third quarter of 2006.

The personal lines combined ratio for the third quarter of 2007 was 80.4%, compared to 92.9% for the third quarter of 2006. The decrease in the combined ratio was due to decreases in the both the loss and LAE and expense ratios. The loss and LAE ratio decreased 6.7 points to 53.1% in the third quarter of 2007, compared to 59.8% in the third quarter of 2006. Included in the third quarter of 2007 was 6.4 points of favorable development on prior accident years in automobile liability in traditional personal lines and at AutoOne, compared to 2.5 points of favorable development on prior accident years in the prior year period. The third quarter 2007 loss and LAE ratio also includes a 0.6 point improvement in current accident year catastrophes due to a quiet catastrophe quarter and a 1.2 point benefit from the partial settlement of our qualified pension plan liabilities. The expense ratio decreased 5.8 points to 27.3% in the third quarter of 2007, compared to 33.1% in the prior year period primarily due to 4.2 points related to a state premium tax refund, as well as a 3.7 point favorable impact from the partial settlement of our qualified pension plan liabilities. Partially offsetting the favorable impact of these items was 2.0 points of expense incurred in connection with the decision to cease writing business in Houston General Insurance Exchange and actions taken to better align personal lines staffing with our business needs.

Run-off.  For the third quarter of 2007, run-off generated an underwriting loss of $6.7 million, compared to an underwriting loss of $12.3 million in the third quarter of 2006. The third quarter of 2007 includes a $5.1 million benefit from the partial settlement of our qualified pension plan liabilities.

Primary Insurance Operations— Nine months ended September 30, 2007 versus nine months ended September 30, 2006

Specialty lines.  Net written premiums for specialty lines decreased 1.7% to $344.2 million in the first nine months of 2007, compared to $350.1 million in the prior year period. Excluding the Agri business, to which the renewal rights were sold in the third quarter of 2006, net written premiums increased by 20.8%, compared to the first nine months of 2006 due to a $24.2 million increase in net written premiums in specialty liability products at OBPP, a $14.9 million increase in net written premiums at IMU and $14.8 million in net written premiums in the Accident and Health business which commenced operations in 2007.

The specialty lines combined ratio for the first nine months of 2007 decreased 0.5 points to 87.4%, compared to 87.9% for the first nine months of 2006 due to a decrease in the expense ratio. The expense ratio for the first nine months of 2007 decreased 2.0 points to 30.5%, compared to 32.5% in the prior year period, primarily due to a 3.3 point benefit of fees received from QBE for fronting services performed in connection with sale of the renewal rights to the Agri business on September 29, 2006, which served to reduce our commission expense, as well as, a 0.9 point favorable impact from the partial settlement of our qualified pension plan liabilities. Partially offsetting these decreases was a 1.5 point increase in the loss and LAE ratio in the first nine months of 2007 to 56.9%, compared with 55.4% in the prior year period mainly due to unfavorable large non-catastrophe current accident year losses in the Agri run-off business, partially offset by strong current accident year loss and LAE results at IMU, as well as a 0.3 point benefit related to the partial settlement of our qualified pension plan liabilities.

Commercial lines.  Net written premiums for commercial lines increased by 1.5% to $557.0 million in the first nine months of 2007, compared to $548.8 million in the first nine months of 2006. This increase was due to a $27.1 million increase in net written premiums to $102.9 million in the small business division principally driven by our small business package products. Partially offsetting this increase was an $18.9 million decrease in net written premiums in the middle market division to $454.0 million compared to the prior year period, due primarily to lower premiums at OBSP.

The commercial lines combined ratio for the first nine months of 2007 was 89.8%, compared to 95.6% in the first nine months of 2006 due to decreases in both the loss and LAE ratio and the expense ratio. The loss and LAE ratio decreased to 53.6% compared to 57.9% in the first nine months of 2006, primarily due to 3.1 points of favorable development on prior accident year losses in the first nine months of 2007 related to property and general liability, compared to 4.1 points of adverse development on prior accident years in the prior year period, as well as a 0.4 point benefit related to the partial settlement of our qualified pension plan liabilities. The first nine months of 2006 included 4.9 points of net unfavorable development on prior accident year catastrophe losses primarily at OBSP, related to hurricanes Katrina Wilma and two 2004 catastrophes. The decrease in the loss and LAE ratio was partially offset by a 2.9 point increase in the current accident year loss ratio in the first nine months of 2007, compared to the first nine months of 2006 driven in part by the pricing environment and in part by the low impact of larges losses in the prior year. The expense ratio decreased to 36.2% from 37.7% in the first nine months of 2006 primarily due to lower policy acquisition expenses as a result of an internal study on the deferral rate of policy acquisition costs related to the expansion into new states, as well as, a 1.1 point favorable impact from the partial settlement of our qualified pension plan liabilities. Partially offsetting the impact of these favorable items was 0.9 points in office consolidation costs in the first nine months of 2007, compared to 0.6 points in the prior year period.

Personal lines.  Net written premiums for personal lines decreased by 14.5% to $535.7 million in the first nine months of 2007, compared to $626.3 million in the first nine months of 2006. The decrease was principally attributable to reduced writings at AutoOne due to significant declines in New York’s assigned risk pool and increased competition in the voluntary market, as described above. In traditional personal lines net written premium decreased 3.8% due to an increasingly competitive auto market and also state-mandated rate decreases in Massachusetts along with higher reinsurance costs. As described above, in September 2007 we notified agents that we plan to seek regulatory approval of a withdrawal plan to cease writing business in Houston General Insurance Exchange and also took actions to better align personal lines staffing with our business needs. Net written premiums for Houston General Insurance Exchange were $13.6 million in the first nine months of 2007, compared to $2.2 million in the first nine months of 2006.

The personal lines combined ratio for the first nine months of 2007 was 94.0%, compared to 94.5% for the first nine months of 2006. The decrease in the combined ratio was due to a decreased loss and LAE ratio. The loss and LAE ratio decreased to 60.6% for the first nine months of 2007, compared to 62.9% for the first nine months of 2006. The first nine months of 2007 included 2.8 points of favorable development on prior accident years in automobile liability in traditional personal lines and at AutoOne, compared to the first nine months of 2006 which included 0.5 points of adverse development on prior accident years. The loss and LAE ratio for the first nine months of 2007 also included a 0.4 point benefit related to the partial settlement of our qualified pension plan liabilities. Partially offsetting this decrease was higher than average large loss activity experienced in the first half of 2007, as well as 0.3 points of higher current accident year catastrophe losses as compared to the first nine months of 2006. The expense ratio increased to 33.4%, compared to 31.6% in the first nine months of 2006. Despite the impact of non-recurring favorable items in the first nine months of 2007, including 1.4 points from a state premium tax refund and 1.2 points related to the partial settlement of our qualified pension plan liabilities, partially offset by 0.8 points of office consolidation costs, the expense ratio increased due to the adverse effect of a lower earned premium base compared to the prior year period. In addition, the expense ratio for the first nine months of 2007 included 0.7 points of expense incurred in connection with the decision to cease writing business in Houston General Insurance Exchange and actions taken to better align personal lines staffing with our business needs. The 2006 period also included the benefit of non-recurring favorable items including 0.8 points from a reduction of contingent commission accruals and 0.6 point related to the favorable settlement of a state franchise tax audit, partially offset by 0.5 points of office consolidation costs.

Run-off.   For the first nine months of 2007, run-off generated an underwriting loss of $26.7 million, compared to an underwriting loss of $32.6 million in the first nine months of 2006. The first nine months of 2007 includes a $5.1 million benefit from the partial settlement of our qualified pension plan liability.

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

A summary of results from our Affiliate Quota Shares segment for the three and nine months ended September 30, 2006 is as follows:

	Three months ended September 30, 2006		Nine months ended September 30, 2006
	($ in millions)
	Esurance Quota Share	Sirius Quota Share	Esurance Quota Share	Sirius Quota Share
Net written premiums	$137.0	$(58.5)	$363.7	$(178.0)

Earned premiums	117.1	(58.5)	309.9	(178.0)
Total revenues	117.1	(58.5)	309.9	(178.0)

Loss and LAE	58.2	(31.6)	195.5	(92.1)
Policy acquisition expenses	57.5	(22.0)	114.4	(66.8)
Total expenses	115.7	(53.6)	309.9	(158.9)
Pre-tax income (loss)	$1.4	$(4.9)	$—	$(19.1)

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

The purchase accounting adjustments relating to the OneBeacon Acquisition were made to reflect the estimated fair value of our assets acquired and liabilities assumed on the date of the acquisition. The purchase accounting adjustments are primarily comprised of an adjustment to our loss and LAE reserves and related reinsurance recoverables to record them at fair value, an adjustment to record the cost of our investments at fair value and an allocation of the excess of acquired net assets over the purchase price to our non-current, non-financial assets, primarily our property, plant and equipment.

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

A summary of results from our Other Operations segment for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	($ in millions)
Net investment income	$4.9	$0.4	$13.1	$2.9
Net realized investment gains (losses)	0.5	(0.2)	0.7	(0.4)
Net other revenues	(0.5)	1.7	(1.6)	3.3
Total revenues	4.9	1.9	12.2	5.8
General and administrative expenses	(0.1)	0.2	0.1	6.1
Accretion of fair value adjustment to loss and LAE reserves	4.0	5.8	12.0	17.3
Interest expense on debt	10.6	10.6	31.6	32.0
Interest expense—dividends and accretion on preferred stock	16.3	14.3	47.4	41.7
Total expenses	30.8	30.9	91.1	97.1
Pre-tax loss	$(25.9)	$(29.0)	$(78.9)	$(91.3)

Other Operations Results—Three months ended September 30, 2007 versus three months ended September 30, 2006

Our Other Operations segment reported a pre-tax loss of $25.9 million for the third quarter 2007, compared to a pre-tax loss of $29.0 million for the third quarter of 2006. Fluctuations in revenues and expenses between the third quarter of 2007 compared to the third quarter of 2006 essentially offset.

Other Operations Results—Nine months ended September 30, 2007 versus nine months ended September 30, 2006

Our Other Operations segment reported a pre-tax loss of $78.9 million for the first nine months of 2007, compared to a pre-tax loss of $91.3 million for the first nine months of 2006. Fluctuations in revenues and expenses between the first nine months of 2007 compared to the first nine months of 2006 essentially offset.

Summary of Investment Results

Investment Returns

A summary of our consolidated pre-tax investment results for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	($ in millions)
Gross investment income (1)	$54.1	$51.8	$165.4	$155.0
Net realized investment gains	31.7	35.4	143.7	105.1
Net change in unrealized gains (losses) on investments (2) (3)	(8.7)	47.1	(4.8)	2.5
Total GAAP pre-tax investment results	$77.1	$134.3	$304.3	$262.6

(1)             The three and nine months ended September 30, 2007 include $3.8 million and $11.6 million, respectively, of net investment income for assets held in trust.

(2)             Does not include the results of our investment in MSA during the period it was recorded under the equity method.

(3)             The nine months ended September 30, 2006 includes the impact of the adoption of SFAS No. 155.

Gross investment returns versus typical benchmarks for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007(1)	2006	2007(1)	2006
Fixed maturity investments	2.0%	3.2%	4.5%	4.5%
Short-term investments	1.4	0.9	3.7	2.5
Total fixed income	1.9	3.0	4.4	4.3
Lehman U.S. Aggregate Index	2.8	3.8	4.0	3.1
Common stock	0.2	3.7	11.3	14.0
Other investments	(0.6)	0.9	13.8	4.7
Total equities	(0.1)	3.0	12.0	11.5
S&P 500 Index (total return)	2.0	5.7	9.1	8.5
Total consolidated portfolio	1.5%	3.0%	6.0%	5.8%

(1)             Includes $3.8 million and $11.6 million, respectively, of net investment income for assets held in trust, for the three and nine months ended September 30, 2007.

Investment Returns—Three months ended September 30, 2007 versus three months ended September 30, 2006

Overview

Our total pre-tax investment results were $77.1 million, a return of 1.5% for the third quarter of 2007 versus $134.3 million, a return of 3.0%, for the third quarter of 2006. Gross investment income for the third quarter of 2007 was $54.1 million, an increase of 4.4%, compared to $51.8 million during the third quarter of 2006. Net realized investment gains were $31.7 million in the third quarter of 2007, a decrease of 10.1%, compared to $35.4 million in the third quarter of 2006. The change in net unrealized investment gains was a decrease of $8.7 million for the third quarter of 2007, compared to an increase of $47.1 million in the third quarter of 2006 mainly attributed to decreases in the equity portfolio, decreases in other investments and changes in foreign currency exchange rates.

Fixed income

Our fixed income portfolio returned 1.9% in the third quarter of 2007, compared to 3.0% in the third quarter of 2006. During the 2007 period, we maintained a high quality fixed income portfolio with a relatively short duration of approximately 2.2 years which performed consistent with its characteristics and slightly below the longer-duration Lehman U.S. Aggregate Index benchmark.

Equities

Our equity portfolio returned (0.1)% in the third quarter of 2007, compared to 3.0% in the third quarter of 2006. Our common stock portfolio returned 0.2% and 3.7%, for the third quarter of 2007 and 2006, respectively. The common stock portfolio performed 1.8 percentage points worse than the S&P 500 benchmark for the third quarter of 2007, compared with 2.0 percentage points worse than the S&P 500 benchmark for the third quarter of 2006.

Investment Returns—Nine months ended September 30, 2007 versus nine months ended September 30, 2006

Overview

Our total pre-tax investment results were $304.3 million, a return of 6.0% for the first nine months of 2007, compared to $262.6 million, a return of 5.8%, for the first nine months of 2006. Gross investment income for the first nine months of 2007 was $165.4 million, an increase of 6.7%, compared to $155.0 million for the first nine months of 2006. Net realized investment gains were $143.7 million for the first nine months of 2007, an increase of 36.7%, compared to $105.1 million in the first nine months of 2006, mainly due to the sale of certain convertible fixed maturity and equity securities during the first half of 2007, in industry sectors that experienced significant appreciation during the period of our ownership, principally energy and natural resources. The change in net unrealized investment gains was a decrease of $4.8 million in the first nine months of 2007, compared to an increase of $2.5 million in the first nine months of 2006.

Fixed income

Our fixed income portfolio returned 4.4% for the first nine months of 2007, compared to 4.3% for the first nine months of 2006. During the 2007 period, we maintained a high quality fixed income portfolio with a relatively short duration of approximately 2.2 years which performed consistent with its characteristics and better than the longer-duration Lehman U.S. Aggregate Index benchmark.

Equities

Our equity portfolio returned 12.0% for the first nine months of 2007 versus 11.5% for the first nine months of 2006. Our common stock portfolio returned 11.3% and 14.0% for the first nine months of 2007 and 2006, respectively, or 2.2 and 5.5 percentage points better than the S&P 500 benchmark, respectively.

Asset-backed Securities

In the past several years, many originators of residential mortgage and home equity loans relaxed their underwriting standards and issued loans to customers with weak credit profiles. This practice is often referred to as sub-prime mortgage lending. Recently, the slowing U.S. housing market has caused many sub-prime mortgage customers to be unable to refinance their mortgage loans, particularly those customers who had adjustable rate mortgages that reset at a higher rate than the rate at the origination of their mortgage. As a result, there have been significantly higher delinquency and foreclosure rates in the United States.

We purchase commercial and residential mortgage-backed securities to maximize our fixed income portfolio’s risk adjusted returns and diversify the portfolio risk from primarily corporate credit risk to a mix of credit and cash flow risk. We are not an originator of residential mortgage loans and did not hold any mortgage-backed securities categorized as sub-prime as of September 30, 2007. In addition, our investments in hedge funds, limited partnerships and private equity interests contain negligible amounts of sub-prime mortgage-backed securities as of September 30, 2007. We consider sub-prime mortgage-backed securities to be those that are issued from dedicated sub-prime shelves, dedicated second-lien shelves (i.e., we consider investments backed primarily by second-liens to be a sub-prime risk regardless of credit score or other metrics) or otherwise have underlying loan pools that exhibit weak credit characteristics.

There are also mortgage-backed securities that we categorize as “non-prime” (also called “Alt A” or “A-”) that are backed by collateral that has overall credit quality between prime and sub-prime, as determined based on a review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of September 30, 2007, $48.4 million of our mortgage-backed securities were classified as non-prime. All of these non-prime securities have the highest rating ascribed by Moody’s (“Aaa”) or Standard & Poors (“AAA”). We did not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.

The following table summarizes the carrying value of our mortgage-backed and asset-backed securities holdings as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
	($ in millions)
Mortgage-backed securities:
Agency (1)	$523.6	$151.5
Non-agency	507.8	678.1
Total mortgage-backed securities	1,031.4	829.6

Other asset-backed securities:
Credit card	93.0	236.1
Auto	9.5	20.6
Total other asset-backed securities	102.5	256.7

Total asset-backed securities	$1,133.9	$1,086.3

(1)   Represents publicly traded residential mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (e.g., GNMA) and publicly traded residential mortgage-backed securities which are guaranteed by a government sponsored entity (e.g., FNMA, FHLMC).

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

During the first nine months of  2007, OneBeacon Insurance Group LLC (“OneBeacon LLC”), the direct parent of our operating insurance subsidiaries, paid $140.0 million of dividends to FAC.

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

Economic Defeasance

In connection with OBIG’s initial public offering, FAC established an irrevocable grantor trust. The assets of the trust are solely dedicated to the satisfaction of the payment of dividends and redemption amounts on the $300 million liquidation preference of the Berkshire Preferred Stock. FAC funded the trust with cash and purchased a portfolio of fixed maturity securities issued by the U.S. government and government-sponsored enterprises, the scheduled interest and principal payments are sufficient to pay when due all amounts required under the terms of the Berkshire Preferred Stock (including the mandatory redemption of the Berkshire Preferred Stock in May 2008). The creation and funding of the trust does not legally defease the preferred stock nor create any additional rights for the holders of the Berkshire Preferred Stock in the trust or otherwise, although the assets in the trust remain segregated from the Company’s other general assets and are not available to the Company for any use other than the payment of the Berkshire Preferred Stock. The assets of the trust remain subject to the claims of the Company’s creditors, in the event that the Company becomes insolvent. White Mountains Capital, Inc., a subsidiary of White Mountains, serves as the trustee for the irrevocable grantor trust. The assets held in the trust as of September 30, 2007 include $308.6 million of fixed maturity investment and $0.1 million of short-term investments. Pre-tax net investment income earned on these investments totaled $3.8 million and $11.6 million, respectively, for the three and nine months ended September 30, 2007.

Financing

The following table summarizes our capital structure as of September 30, 2007 and December 31, 2006:

	As of September 30,	As of December 31,
	2007	2006
	($ in millions)
Senior Notes, carrying value	$698.9	$698.7
Other debt	58.8	60.8
Total debt	757.7	759.5

Preferred stock subject to mandatory redemption	268.5	242.3
Total common shareholder’s equity	1,838.3	1,747.5
Total capital	$2,864.5	$2,749.3

Ratio of debt and preferred stock subject to mandatory redemption to total capital	35.8%	36.4%

Ratio of debt to total capital excluding preferred stock subject to mandatory redemption (1)	29.2%	30.3%

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

The Senior Notes were issued under an indenture which contains restrictive covenants that, among other things, limit the ability of White Mountains, FAC and their respective subsidiaries, to create liens and enter into sale and leaseback transactions and substantially limits the ability of FAC and its respective subsidiaries to consolidate, merge or transfer their properties and assets. The indenture does not contain any financial ratios or specified levels of net worth or liquidity to which White Mountains or FAC must adhere. At September 30, 2007, FAC was in compliance with all of the covenants under the Senior Notes.

In connection with OBIG’s initial public offering, White Mountains and FAC terminated their existing $400 million credit facility, under which they were both permitted borrowers. In November 2006, FAC established a $75 million revolving credit facility that matures in November 2011. As of September 30, 2007, the Bank Facility was undrawn. The Bank Facility contains various affirmative, negative and financial covenants which we consider to be customary for such borrowings and include maintaining certain minimum net worth and maximum debt to capitalization standards. Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under these facilities and result in acceleration of principal repayment on any amounts outstanding. At September 30, 2007, we were in compliance with all of the covenants under the Bank Facility, and anticipate we will continue to remain in compliance with these covenants for the foreseeable future.

Off-Balance Sheet Arrangement

Beginning in February 2006, OBIC agreed to provide guarantees of the obligations of Galileo to Galileo’s counterparty in certain weather-related product transactions. Galileo is a subsidiary of White Mountains. The guarantees require OBIC to pay the full amount of Galileo’s obligations to the counterparty in the event of Galileo’s failure to pay these obligations. In the event of a payment, OBIC would be eligible to exercise all of the rights of the counterparty against Galileo. As of September 30, 2007 there were nine outstanding guarantees with a principal value of $59.4 million. In the event that the total guaranteed principal amount exceeds the lesser of 5% of OBIC’s admitted assets of $3.8 billion at December 31, 2006 or 25% of OBIC’s statutory surplus of $1.7 billion at December 31, 2006, OBIC would require the approval of the Pennsylvania Department of Insurance in order to make any further guarantees. OBIC has agreed, at White Mountains’ option, to continue to make these guarantees available until October 2008 and will receive from Galileo an annual fee of 25 basis points of the value at risk for providing the guarantees. Pursuant to a separation agreement entered into by OBIG and White Mountains in connection with OBIG’s initial public offering, White Mountains has agreed that it will take appropriate steps to ensure that OBIC will not be called on to make payment on these guarantees.

Cash Flows

Detailed information concerning our cash flows for the nine months ended September 30, 2007 and 2006 follows:

For the nine months ended September 30, 2007

Financing and Other Capital Activities

During the first nine months of 2007, we declared and paid cash dividends of $21.2 million to holders of the Berkshire Preferred Stock.

During the first nine months of 2007, we declared and paid cash dividends of $95.0 million to FAEH.

Acquisitions and Dispositions

During the third quarter of 2007, we sold one of our inactive licensed subsidiaries, AEIC, for $47.7 million in cash to a third party.

Other Liquidity and Capital Resource Activities

During the first nine months of 2007, we reported net decreases in our loss and LAE reserves and reinsurance recoverables on paid and unpaid losses, primarily due to the decline of our business exposures related to run-off.

During the first quarter of 2007, we made payments in respect of the 2004-2006 performance cycle totaling $39.8 million, in cash or by deferral into certain of our non-qualified compensation plans, to participants in our long-term incentive compensation plans. These payments were made with respect to 4,400 performance shares and 160,470 performance units.

For the nine months ended September 30, 2006

Financing and Other Capital Activities

During the first nine months of 2006, we declared and paid cash dividends of $21.2 million to holders of the Berkshire Preferred Stock.

During the first nine months of 2006, we declared $35.0 million of dividends to FAEH, of which, $1.6 million was paid in cash.

During the first nine months of 2006, we drew down $33.4 million on an 18-year mortgage note that we entered into in connection with our purchase of land and an office building in Canton, Massachusetts, which is now our U.S. headquarters.

Acquisitions and Dispositions

On September 29, 2006 we sold certain assets and the right to renew existing policies of Agri, a division of OneBeacon, for $32.0 million in cash to a third party.

Other Liquidity and Capital Resource Activities

During the first nine months of 2006, we reported net decreases in our loss and LAE reserves and reinsurance recoverables on paid and unpaid losses, primarily due to claim payments (and related collections of reinsurance recoverables) related to run-off reserves.

During the first quarter of 2006, we made payments in respect of the 2003-2005 performance cycle totaling $39.2 million, in cash or by deferral into certain of our non-qualified compensation plans, to participants in our long-term incentive compensation plans. These payments were made with respect to 148,541 performance units.

Critical Accounting Estimates

Refer to the Company’s 2006 Annual Report on Form 10-K for a complete discussion regarding our critical accounting estimates. As of September 30, 2007, there were no material changes to our critical accounting estimates.

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

ITEM 3.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the Company’s 2006 Annual Report on Form 10-K and in particular item 7A. — “Quantitative and Qualitative Disclosures About Market Risk”. As of September 30, 2007, there were no material changes to the market risks described in our most recent Annual Report on Form 10-K.

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

The Chief Executive Officer and Chief Financial Officer of the Company (the principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in the Company’s periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.

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

In August 2004, OneBeacon asserted claims against Liberty Mutual in the Court of Common Pleas in Philadelphia, Pennsylvania (the “Court”) for breach of contract and negligence with respect to agreements with Liberty Mutual (the “Liberty Agreements”). The portion of the contract claim relating to OBIC was submitted to arbitration and the Court stayed the remaining claims, including OneBeacon’s claims on behalf of its other insurance subsidiaries that were signatories to the Liberty Agreements, pending resolution of the arbitration. In August 2007, the arbitration panel issued an award in favor of OneBeacon on the portion of the breach of contract claim submitted to it finding that Liberty Mutual breached the Liberty Agreements. The panel awarded OneBeacon $4.5 million plus interest.

Subsequent to the award, in September 2007, Liberty Mutual filed petitions in the U.S. District Court for the District of Massachusetts (“USDC”) and the Court to vacate the arbitral award and dismiss or arbitrate the remaining Court claims. OneBeacon filed motions to confirm the award and deny the petition to vacate. Resolution of these issues is expected in the near future. In October 2007, OneBeacon (on behalf of its other insurance subsidiaries that were signatories to the Liberty Agreements) filed suit against Liberty Mutual in Suffolk County Superior Court in Massachusetts to recover damages caused by Liberty Mutual’s claims conduct. Concurrently, a demand for arbitration was served on Liberty Mutual to preserve the rights and interests of OneBeacon (on behalf of the same subsidiaries).

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

As of September 30, 2007, Fund American believes its loss and LAE reserves are sufficient to cover reasonably anticipated outcomes of all disputes with Liberty Mutual.

Refer to the Company’s 2006 Annual Report on Form 10-K, and in particular Item 3 — “Legal Proceedings” for a brief description of all other non-routine legal proceedings. Damages sought by the claimants do not exceed 10% of the Company’s current assets.

ITEM 1A.          RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2006 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 30, 2007, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

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

Fund American Companies, Inc.

	By:	/s/ ANN MARIE ANDREWS
Ann Marie Andrews
Date: November 14, 2007		Chief Accounting Officer