Form 10-Q
period 2008-03-31
FUND AMERICAN CO INC/NEW
filed 2008-05-14
CIK 1162000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

As of May 14, 2008, there were 505 outstanding shares of Common Stock, $1.00 par value per share, of the registrant.

The registrant meets the conditions set forth in General Instruction (H) (1) (a) and (b) of Form 10-Q and is therefore filing this Form with reduced disclosure format.

FUND AMERICAN COMPANIES, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FUND AMERICAN COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
	($ in millions, except share and per share amounts)
Assets
Investment securities:
Fixed maturity investments, at fair value (amortized cost $2,489.6 and $2,861.9)	$2,546.4	$2,913.0
Common equity securities, at fair value (cost $722.4 and $641.7)	833.0	788.4
Convertible bonds, at fair value (amortized cost $366.8 and $362.7)	360.2	371.4
Short-term investments, at amortized cost (which approximates fair value)	394.1	278.9
Held-to-maturity investments (assets held in trust):
Fixed maturity investments, at amortized cost (estimated fair value $303.7 and $306.9)	302.0	305.5
Short-term investments, at amortized cost (which approximates fair value)	7.2	0.1
Other investments, at fair value (cost $246.7 and $292.7)	338.8	348.6
Total investments	4,781.7	5,005.9
Cash	42.6	47.2
Reinsurance recoverable on unpaid losses	955.0	958.9
Reinsurance recoverable on unpaid losses—Berkshire Hathaway, Inc.	1,646.3	1,670.6
Reinsurance recoverable on paid losses	20.5	21.9
Premiums receivable	523.4	529.2
Securities lending collateral	315.4	438.9
Deferred acquisition costs	191.4	200.0
Ceded unearned premiums	78.9	68.1
Net deferred tax asset	44.4	48.3
Investment income accrued	25.9	32.9
Accounts receivable on unsettled investment sales	14.7	55.0
Other assets	311.1	311.4
Total assets	$8,951.3	$9,388.3
Liabilities
Loss and LAE reserves	$4,460.4	$4,480.3
Unearned premiums	986.9	1,005.9
Debt	755.8	757.7
Securities lending payable	315.4	438.9
Preferred stock subject to mandatory redemption—Berkshire Hathaway, Inc. (redemption value $300.0)	288.9	278.4
Ceded reinsurance payable	108.8	102.8
Accounts payable on unsettled investment purchases	35.5	3.9
Other liabilities	375.0	537.2
Total liabilities	7,326.7	7,605.1
Common Shareholder’s equity
Common shares and paid-in surplus (par value $1, issued and outstanding, 505 shares)	970.5	970.5
Retained earnings	654.8	629.7
Accumulated other comprehensive (loss) income, after-tax:
Net unrealized gains on investments	—	169.9
Net unrealized foreign currency translation (losses) gains	(0.3)	12.3
Other comprehensive (loss) income items	(0.4)	0.8
Total common shareholder’s equity	1,624.6	1,783.2
Total liabilities and common shareholder’s equity	$8,951.3	$9,388.3

See Notes to Consolidated Financial Statements.

FUND AMERICAN COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three months ended March 31,
	2008	2007
	($ in millions)
Revenues
Earned premiums	$455.3	$468.9
Net investment income	48.7	49.6
Net realized investment gains	3.5	54.9
Change in net unrealized investment gains	(61.1)	—
Net other revenues	3.6	3.1
Total revenues	450.0	576.5
Expenses
Loss and LAE	300.9	288.2
Policy acquisition expenses	84.7	78.3
Other underwriting expenses	70.1	90.9
General and administrative expenses	2.1	—
Accretion of fair value adjustment to loss and LAE reserves	3.0	4.0
Interest expense on debt	11.5	11.4
Interest expense—dividends on preferred stock subject to mandatory redemption	7.1	7.1
Interest expense—accretion on preferred stock subject to mandatory redemption	10.5	8.2
Total expenses	489.9	488.1
Pre-tax (loss) income	(39.9)	88.4
Income tax benefit (provision)	12.6	(38.8)
Net (loss) income	(27.3)	49.6
Change in net unrealized gains and losses for investments held	—	64.3
Recognition of net unrealized gains and losses for investments sold	—	(55.8)
Change in foreign currency translation	(0.1)	1.3
Change in other comprehensive income and loss items	(1.2)	(0.9)
Comprehensive net (loss) income	$(28.6)	$58.5

See Notes to Consolidated Financial Statements.

FUND AMERICAN COMPANIES, INC.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY

(Unaudited)

	Common shareholder’s equity	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income (loss), after-tax
	($ in millions)

Balances at January 1, 2008	$1,783.2	$970.5	$629.7	$183.0
Adjustment to adopt SFAS No. 159, after-tax	—	—	182.4	(182.4)
Net loss	(27.3)	—	(27.3)	—
Other comprehensive loss, after-tax	(1.3)	—	—	(1.3)
Dividends to Fund American Enterprise Holdings, Inc.	(130.0)	—	(130.0)	—
Balances at March 31, 2008	$1,624.6	$970.5	$654.8	$(0.7)

	Common shareholder’s equity	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income, after-tax
	($ in millions)

Balances at January 1, 2007	$1,747.5	$970.5	$590.1	$186.9
Adjustment to adopt FIN 48	(0.3)	—	(0.3)	—
Net income	49.6	—	49.6	—
Other comprehensive income, after-tax	8.9	—	—	8.9
Dividends to Fund American Enterprise Holdings, Inc.	(35.0)	—	(35.0)	—
Balances at March 31, 2007	$1,770.7	$970.5	$604.4	$195.8

See Notes to Consolidated Financial Statements.

FUND AMERICAN COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2008	2007
	($ in millions)
Cash flows from operations:
Net (loss) income	$(27.3)	$49.6
Charges (credits) to reconcile net (loss) income to cash flows used for operations:
Net realized investment gains	(3.5)	(54.9)
Change in net unrealized investment gains	61.1	—
Net realized gains from sale of common stock of subsidiary	(1.0)	—
Dividends paid on mandatorily redeemable preferred stock	—	7.1
Other operating items:
Net change in loss and LAE reserves	(19.9)	(63.8)
Net change in unearned premiums	(19.0)	(13.6)
Net change in ceded reinsurance payable	6.0	13.0
Net change in premiums receivable	5.8	26.6
Net change in reinsurance recoverable on paid and unpaid losses	29.6	34.0
Net change in other assets and liabilities	(149.8)	(141.9)
Net cash used for operations	(118.0)	(143.9)
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	(114.1)	13.4
Purchases of short-term held-to-maturity investments	(7.1)	—
Sales of fixed maturity investments	473.2	443.8
Maturities of fixed maturity investments	112.7	161.3
Maturities of investments held-to-maturity	3.4	6.7
Sales of common equity securities	26.2	99.3
Sales of convertible bonds	36.1	18.2
Sales of other investments	18.4	16.0
Purchases of fixed maturity investments	(217.8)	(414.5)
Purchases of common equity securities	(102.2)	(65.8)
Purchases of convertible bonds	(40.9)	(61.8)
Purchases of other investments	(18.5)	(5.7)
Sales of common stock of subsidiary, net of sales costs	4.2	—
Net change in unsettled investment purchases and sales	71.9	(27.4)
Net acquisitions of property and equipment	(0.1)	(1.1)
Net cash provided from investing activities	245.4	182.4
Cash flows from financing activities:
Repayment of debt	(2.0)	(2.0)
Cash dividends paid to Fund American Enterprise Holdings, Inc.	(130.0)	(35.0)
Dividends paid on mandatorily redeemable preferred stock	—	(7.1)
Net cash used for financing activities	(132.0)	(44.1)
Net decrease in cash during period	(4.6)	(5.6)
Cash balance at beginning of period	47.2	41.4
Cash balance at end of period	$42.6	$35.8

Supplemental cash flows information:
Interest paid	$0.8	$0.9
Tax payments made under tax sharing agreements	41.1	84.3

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Nature of Operations and Summary of Significant Accounting Policies

Basis of presentation

These interim consolidated financial statements include the accounts of Fund American Companies, Inc. (the “Company” or “FAC”) and its subsidiaries (collectively, “Fund American”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Fund American’s operating companies are U.S.-based property and casualty insurance writers, substantially all of which operate in a multi-company pool. Fund American offers a wide range of specialty, commercial and personal products and services sold primarily through select independent agencies and brokers.

FAC was created in 2000 by White Mountains Insurance Group, Ltd. (“White Mountains”) to acquire and subsequently be the holding company for OneBeacon Insurance Group LLC (together with its subsidiaries, “OneBeacon”). On June 1, 2001, FAC acquired OneBeacon from Aviva plc (“Aviva”, formerly CGNU), (the “OneBeacon Acquisition”). During 2006, White Mountains undertook an internal reorganization and formed OneBeacon Insurance Group, Ltd. (“OBIG”) for the purpose of holding certain of its property and casualty insurance businesses. As part of this reorganization, certain of White Mountains’ businesses that were historically indirect wholly-owned subsidiaries of White Mountains, including FAC, became indirect wholly-owned subsidiaries of OBIG. During the fourth quarter of 2006, White Mountains sold 27.6 million or 27.6% of OBIG’s common shares in an initial public offering. As of March 31, 2008, White Mountains owned 74.7% of OBIG’s common shares. Within this report, the term “Fund American” is used to refer to one or more entities within the consolidated organization, as the context requires. The Company is a U.S.-based company with its headquarters located at 1 Beacon Lane, Canton, Massachusetts 02021 and its principal executive office located at 601 Carlson Parkway, Minnetonka, Minnesota 55305.

Fund American’s reportable segments are Primary Insurance Operations and Other Operations, as defined below. Fund American’s Primary Insurance Operations segment includes the results of substantially all of its insurance operations. Fund American’s Other Operations segment consists of the activities of the Company.

All significant intercompany transactions have been eliminated in consolidation. These interim financial statements include all adjustments, consisting of a normal recurring nature, considered necessary by management to fairly present the financial position, results of operations and cash flows of the Company. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Refer to the Company’s 2007 Annual Report on Form 10-K for a complete discussion regarding Fund American’s significant accounting policies. Certain amounts in the prior period financial statements have been reclassified to conform with the current presentation.

Recently Adopted Changes in Accounting Principles

Fair Value Measurements

On January 1, 2008, Fund American adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information. Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an “exit price”). The Statement establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in SFAS 157 prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets or liabilities have the highest priority (“Level 1”), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities (“Level 2”) and unobservable inputs, including the reporting entity’s estimates of the assumptions that market participants would use, having the lowest priority (“Level 3”). See Note 5 for further financial statement disclosure required pursuant to SFAS 157.

Fair Value Option

On January 1, 2008, Fund American adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows companies to make an election, on an individual instrument basis, to report financial assets and liabilities at fair value. The election must be made at the inception of a transaction and may not be reversed. The election may also be made for existing financial assets and liabilities at the time of adoption. Unrealized gains and losses on assets or liabilities for which the fair value option has been elected are reported in revenues.

Fund American has made the fair value election for its portfolio of available-for-sale securities and its investments in limited partnerships, hedge funds and private equity interests.  See Note 5 for further discussion. Upon adoption, Fund American recorded an adjustment of $182.4 million to reclassify net unrealized gains, after tax, and net unrealized foreign currency translation gains, after tax, related to investments from accumulated other comprehensive income to opening retained earnings.  Subsequent to adoption, Fund American’s portfolio of available-for-sale securities was reclassified as trading and  changes in fair value are reported in revenues before the effect of tax. See Note 5 for further discussion. The Company believes that making the election results in reporting its investment results on a basis consistent with one of its operating principles, namely to manage investments for total return.

Recent Accounting Pronouncements

Business Combinations and Non-controlling Interests

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”) and SFAS No. 160, “Noncontrolling Interests—an amendment to ARB 51” (“SFAS 160”). SFAS 141R requires the acquiring company to recognize the fair value of all assets acquired and liabilities assumed at their fair values at the acquisition date, with certain exceptions including income taxes which will continue to be accounted for under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). This represents a basic change in approach from the old cost allocation method originally described in SFAS 141. In addition, SFAS 141R changes the accounting for step acquisitions since it requires recognition of all assets acquired and liabilities assumed, regardless of the acquirer’s percentage of ownership in the acquiree. This means that the acquirer will measure and recognize all of the assets, liabilities and goodwill, not just the acquirer’s share. Assets and liabilities arising from contractual contingencies are to be recognized at the acquisition date, at fair value. Non-contractual contingencies are to be recognized when it is more likely than not that they meet the Statement of Financial Accounting Concepts No. 6, “Elements of Financial Statements (A Replacement of FASB Concepts Statement No. 3—Incorporating an Amendment of FASB Concepts Statement No. 2)” criteria for an asset or liability. Previously under SFAS 141, recognition of preacquisition contingencies was deferred until the criteria in SFAS No. 5, “Accounting for Contingencies,” (“SFAS 5”) had been met. Changes in the amount of deferred taxes arising from a business combination are to be recognized in either income or through a change in contributed capital, depending on the circumstances. Previously under SFAS 109, such changes were recognized through goodwill. Acquisition related costs, such as legal fees and due diligence costs would be expensed and would not be recognized as part of goodwill. The classification of insurance and reinsurance contracts are re-evaluated at the acquisition date only if their terms were changed in connection with the acquisition.

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

Derivatives and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires disclosure of the following:  objectives for using derivative instruments in terms of underlying risk and accounting designation, the fair values of derivative instruments and their gains and losses in a tabular format, and information about credit-risk-related contingent features. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Fund American is in the process of evaluating the potential effect of adoption of SFAS 161.

NOTE 2. Acquisitions and Dispositions

During the first quarter of 2008, Fund American sold one of its inactive licensed subsidiaries, Midwestern Insurance Company (“MWIC”), to National Guaranty Insurance Company for $4.2 million in cash and recorded a pre-tax gain of $1.0 million through net other revenues.

NOTE 3. Reserves for Unpaid Loss and LAE

The following table summarizes the loss and LAE reserve activities of Fund American’s insurance subsidiaries for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
	2008	2007
	($ in millions)
Gross beginning balance	$4,480.3	$4,837.7
Less beginning reinsurance recoverable on unpaid losses	(2,629.5)	(2,842.6)
Net loss and LAE reserves	1,850.8	1,995.1
Loss and LAE incurred relating to:
Current year losses	313.5	300.2
Prior year losses	(12.6)	(12.0)
Total incurred loss and LAE	300.9	288.2
Accretion of fair value adjustment to net loss and LAE reserves	3.0	4.0
Loss and LAE paid relating to:
Current year losses	(68.1)	(76.0)
Prior year losses	(227.5)	(257.9)
Total loss and LAE payments	(295.6)	(333.9)
Net ending balance	1,859.1	1,953.4
Plus ending reinsurance recoverable on unpaid losses	2,601.3	2,820.5
Gross ending balance	$4,460.4	$4,773.9

During the three months ended March 31, 2008, Fund American experienced $12.6 million of favorable development on prior accident year loss reserves due to lower than expected severity on non-catastrophe losses and favorable development on a prior accident year catastrophe. The favorable non-catastrophe development was primarily related to property in commercial lines and professional liability in specialty lines. During the three months ended March 31, 2007, Fund American experienced $12.0 million of favorable development on prior accident year loss reserves.  The favorable development was primarily related to lower than expected frequency for professional liability in specialty lines and lower than expected severity for automobile liability in personal lines partially offset by unfavorable development for multiple peril and workers compensation primarily for accident years 2001 and prior.

In connection with purchase accounting for the OneBeacon Acquisition, loss and LAE reserves and the related reinsurance recoverables were adjusted to fair value on the balance sheets. The net reduction to loss and LAE reserves is being recognized through an income statement charge ratably with and over the period the claims are settled. Accordingly, Fund American recognized $3.0 million and $4.0 million of such charges for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, the outstanding pre-tax unaccreted adjustment was $14.4 million.

NOTE 4. Reinsurance

In the normal course of business, Fund American’s insurance subsidiaries seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. Fund American remains liable for risks reinsured even if the reinsurer does not honor its obligations under reinsurance contracts.

Effective July 1, 2007, Fund American renewed its property catastrophe reinsurance program through June 30, 2008. The program provides coverage for Fund American’s property business including automobile physical damage, as well as terrorism coverage for non-Terrorism Risk Insurance Act of 2002 (the “Terrorism Act”) events (excluding nuclear, biological, chemical and radiological). Under the program, the first $150 million of losses resulting from any single catastrophe are retained and $650 million of the next $700 million of losses resulting from the catastrophe are reinsured. Any loss above $850 million would be retained. In the event of a catastrophe, Fund American’s property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.

At March 31, 2008, Fund American had $20.5 million of reinsurance recoverables on paid losses and $2,818.4 million (gross of $217.1 million in purchase accounting adjustments, as described in Note 3) that will become recoverable if claims are paid in accordance with current reserve estimates. The collectibility of balances due from Fund American’s reinsurers is critical to Fund American’s financial strength because reinsurance contracts do not relieve Fund American of its primary obligation to its insureds. Fund American is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. Fund American monitors the financial strength of its reinsurers on an ongoing basis. As a result, uncollectible amounts have historically not been significant. The following table provides a listing of Fund American’s top reinsurers for its primary insurance operations, excluding industry pools and associations and affiliates of Fund American, based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurers’ A.M. Best ratings.

($ in millions)	Balance at March 31, 2008	% of total	A.M. Best Rating(1)
National Indemnity Company and General Reinsurance Corporation (2)	$2,049.7	78%	A	++
Tokio Marine and Nichido Fire	57.6	2%	A	++
Munich Reinsurance America (formerly America Reinsurance Company)	46.3	2%	A	+
Swiss Re	26.5	1%	A	+
Liberty Mutual and subsidiaries(3)	25.7	1%	A

(1)                                  A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen ratings), “A+” (Superior, which is the second highest of fifteen ratings) and “A” (Excellent, which is the third highest of fifteen ratings).

(2)                                  Includes $404.0 million of Third Party Recoverables, which NICO would pay under the terms of the NICO Cover if they are unable to collect from third party reinsurers. Fund American also has an additional $304.6 million of Third Party Recoverables from various reinsurers, the majority of which are rated “A” or better by A.M. Best.

(3)                                  At March 31, 2008, Fund American had assumed balances payable and expenses payable of approximately $26.4 million under its renewal rights agreement with Liberty Mutual, which expired on October 31, 2003.

In connection with the OneBeacon Acquisition, Aviva caused OneBeacon to purchase two reinsurance contracts: a reinsurance contract with National Indemnity Company (“NICO”), for up to $2.5 billion in old asbestos and environmental (“A&E”) claims and certain other exposures (the “NICO Cover”) and an adverse development cover from General Reinsurance Corporation (“GRC”) for up to $570.0 million, comprised of $400.0 million of adverse development on losses occurring in years 2000 and prior (the “GRC Cover”) in addition to $170.0 million of reserves ceded as of the date of the OneBeacon Acquisition. The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the OneBeacon Acquisition, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for as a seller guarantee under GAAP in accordance with Emerging Issues Task Force Technical Matter Document No. D-54 (“EITF Topic D-54”). NICO and GRC are wholly-owned subsidiaries of Berkshire Hathaway, Inc. (“Berkshire”).

Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of Fund American’s third party reinsurers (“Third Party Reinsurers”) in existence at the time the NICO Cover was executed (“Third Party Recoverables”). As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of Fund American. The Company estimates that on an incurred basis, net of Third Party Recoverables, as of

March 31, 2008 it has used approximately $2.1 billion of the coverage provided by NICO. Approximately $1.0 billion of these incurred losses have been paid by NICO through March 31, 2008. Since entering into the NICO Cover, $40.4 million of the $2.1 billion of utilized coverage from NICO related to uncollectible Third Party Recoverables. To the extent that actual experience differs from Fund American’s estimate of ultimate A&E losses and Third Party Recoverables, future losses could utilize some or all of the protection remaining under the NICO Cover.

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

NOTE 5. Investment Securities

Fund American’s invested assets are comprised of securities and other investments held for general investment purposes and assets held in an irrevocable grantor trust account. Refer to the Company’s 2007 Annual Report on Form 10-K for a complete discussion regarding the trust account.

Prior to adoption of SFAS 159, Fund American’s fixed maturity investments and common equity securities, excluding convertible bonds which are described below, held for general investment purposes, were classified as available-for-sale and reported at fair value. Net unrealized investment gains and losses on available-for-sale securities were reported net, after-tax, as a separate component of shareholder’s equity. Changes in net unrealized investment gains and losses, after-tax, were reported as a component of other comprehensive income. Upon adoption of SFAS 159 on January 1, 2008, the portfolio of fixed maturity investments and common equity securities, excluding convertible bonds, held for general investment purposes were reclassified as trading. Trading securities are reported at fair value as of the balance sheet date as determined by quoted market prices when available. Realized and unrealized investment gains and losses on trading securities are reported, pre-tax in revenues. See Recently Adopted Changes in Accounting Principles of Note 1 for further discussion.

Fund American has elected the fair value option under SFAS 159 for its investments in convertible bonds effective January 1, 2008. Convertible bonds are carried at fair value with changes therein recorded in revenues as unrealized investment gains or losses. See Recently Adopted Changes in Accounting Principles of Note 1 for further discussion. Prior to adoption of SFAS 159, Fund American recorded its convertible bonds in accordance with SFAS No. 155, “Accounting for Certain Hybrid Instruments, an amendment to Statements No. 133 and 140” (“SFAS 155”). Under SFAS 155, Fund American had accounted for the convertible bonds on a fair value basis with changes in fair value recorded through income as realized investment gains or losses.

The fixed maturity investments held in the trust account are classified as held-to-maturity as Fund American has the ability and intent to hold the investments until maturity. Securities classified as held-to-maturity are recorded at amortized cost.

Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year. Certain of the investments purchased to fund the trust matured within one year and were therefore reflected as short-term investments. In addition, interest payments on the assets in the trust may be reinvested in short-term investments. Short-term investments are carried at amortized cost, which approximated fair value as of March 31, 2008 and December 31, 2007.

Other investments include limited partnerships, hedge funds and private equity interests. Prior to January 1, 2008, changes in Fund American’s interest in other investments accounted for using the equity method were included in net realized investment gains (losses). Changes in Fund American’s interest in other investments not accounted for under the equity method were reported, net of tax, as a component of common shareholder’s equity with changes therein reported, after-tax, as a component of other comprehensive income. Upon adoption of SFAS 159 on January 1, 2008, Fund American measures its investments in limited partnerships, hedge funds and private equity interests at fair value with changes therein reported in revenues on a pre-tax basis. See Recently Adopted Changes in Accounting Principles of Note 1 for further discussion.

Investment securities are regularly reviewed for impairment based on criteria that include the extent to which cost exceeds market value, the duration of the market decline, the financial health of and specific prospects for the issuer and the ability and intent to hold the investment to recovery. Investment losses that are determined to be other than temporary are recognized in revenues through net realized investment gains (losses). Realized gains and losses resulting from sales of investment securities are accounted for using the weighted average method. Premiums and discounts on fixed maturity investments are accreted to income over the anticipated life of the investment.

Fund American’s net investment income is comprised primarily of interest income associated with Fund American’s fixed maturity investments, dividend income from its equity investments and interest income from its short-term investments. Net investment income for the three months ended March 31, 2008 and 2007 consisted of the following:

	Three months ended March 31,
	2008	2007
	($ in millions)
Investment income:
Fixed maturity investments	$42.4	$43.8
Short-term investments	2.9	3.7
Common equity securities	4.6	3.3
Convertible bonds	1.6	1.3
Other investments	0.5	0.7
Total investment income	52.0	52.8
Less investment expenses	(3.3)	(3.2)
Net investment income, pre-tax	$48.7	$49.6

The composition of net realized investment gains consisted of the following:

	Three months ended March 31,
	2008	2007
	($ in millions)
Fixed maturity investments	$(8.1)	$5.9
Common equity securities	4.8	40.5
Convertible bonds	4.2	—
Other investments	2.6	8.5
Net realized investment gains, pre-tax	$3.5	$54.9

During the three months ended March 31, 2008, Fund American recognized $11.4 million in pre-tax other-than-temporary impairment charges. During the three months ended March 31, 2007, Fund American did not recognize any material pre-tax other-than-temporary impairment charges.

The components of Fund American’s ending net unrealized investment gains and losses on its available-for-sale investment portfolio were as follows:

Year ended December 31, 2007
($ in millions)
Investment securities:(1)
Gross unrealized investment gains	$267.2
Gross unrealized investment losses	(32.2)
Net unrealized gains from investment securities	235.0
Income taxes attributable to such gains	(81.1)
Total net unrealized investment gains, after-tax	$153.9

(1)                                  Does not include deferred gains and losses on sales of investments between Fund American and entities under White Mountains’ common control of $16.0 million, after-tax, as of December 31, 2007.

In connection with OBIG’s initial public offering, an irrevocable grantor trust was established to economically defease the Company’s mandatorily redeemable preferred stock.  The assets of the trust are solely dedicated to payments of dividends and redemption amounts on the mandatorily redeemable preferred stock.  The assets held in the trust include fixed maturity and short-term investments which are classified and accounted for as held-to-maturity.  Refer to the Company’s 2007 Annual Report on Form 10-K for a complete discussion of the economic defeasance of the Company’s mandatorily redeemable preferred stock. The carrying value, gross unrealized investment gains and losses, and estimated market values of Fund American’s fixed maturity held-to-maturity investments, carried at amortized cost, as of March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008
	Carrying Value	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Estimated Market Value
	($ in millions)
U.S. Government obligations	$302.0	$1.7	$—	$—	$303.7
Total fixed maturity investments	$302.0	$1.7	$—	$—	$303.7

	December 31, 2007
	Carrying Value	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Estimated Market Value
	($ in millions)
U.S. Government obligations	$305.5	$1.4	$—	$—	$306.9
Total fixed maturity investments	$305.5	$1.4	$—	$—	$306.9

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of Fund American’s fixed maturity investments as of March 31, 2008 and December 31, 2007, were as follows:

	March 31, 2008
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
U.S. Government and agency obligations	$383.1	$28.3	$—	$—	$411.4
Debt securities issued by industrial corporations	938.6	15.9	(16.1)	9.0	947.4
Municipal obligations	8.1	0.4	—	—	8.5
Asset-backed securities	958.9	16.0	(6.3)	—	968.6
Foreign government obligations	97.3	1.0	(0.4)	—	97.9
Preferred stocks	103.6	1.6	(0.8)	8.2	112.6
Total fixed maturity investments	$2,489.6	$63.2	$(23.6)	$17.2	$2,546.4

	December 31, 2007
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
U.S. Government and agency obligations	$471.1	$17.4	$(0.1)	$—	$488.4
Debt securities issued by industrial corporations	1,085.7	13.6	(12.8)	7.9	1,094.4
Municipal obligations	8.1	0.4	—	—	8.5
Asset-backed securities	1,032.1	12.0	(1.7)	—	1,042.4
Foreign government obligations	133.4	0.7	(0.1)	—	134.0
Preferred stocks	131.5	7.5	(2.1)	8.4	145.3
Total fixed maturity investments	$2,861.9	$51.6	$(16.8)	$16.3	$2,913.0

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of Fund American’s common equity securities and other investments as of March 31, 2008 and December 31, 2007, were as follows:

	March 31, 2008
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
Common equity securities	$722.4	$126.2	$(17.2)	$1.6	$833.0
Other investments	$246.7	$101.0	$(8.9)	$—	$338.8

	December 31, 2007
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
	($ in millions)
Common equity securities	$641.7	$157.6	$(13.3)	$2.4	$788.4
Other investments	$292.7	$58.0	$(2.1)	$—	$348.6

The cost of other investments as of December 31, 2007 includes $48.8 million related to the equity changes in OneBeacon’s interest in other investments accounted for using the equity method which, prior to the adoption of SFAS 159, were included in realized investment gains or losses.

Fair value measurements at March 31, 2008

As described above, Fund American adopted SFAS 157 on January 1, 2008. SFAS 157 established a hierarchy of fair value measurements based upon the nature of the inputs as follows:

Level 1 — Valuations based on quoted prices in active markets for identical assets;

Level 2 — Valuations based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and quoted prices in active markets for similar, but not identical instruments; and

Level 3 — Valuations based on unobservable inputs.

As of March 31, 2008, approximately 89% of the investment portfolio recorded at fair value was priced based upon observable inputs.

Fair values for securities for which quoted prices are unavailable are estimated based upon reference to observable inputs other than quoted prices, such as benchmark interest rates, market comparables, broker quotes and other relevant observable inputs. In circumstances where observable inputs are adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the SFAS 157 fair value hierarchy.

Other investments, which comprises limited partnerships, hedge funds and private equity interests for which the SFAS 159 fair value option has been elected, are carried at fair value based upon Fund American’s proportionate interest in the underlying partnership’s or fund’s net asset value, which is deemed to approximate fair value.  In circumstances where the partnership net asset value is deemed to differ from fair value due to illiquidity or other factors, net asset value is adjusted accordingly. As of March 31, 2008, these investments represented approximately 8% of the investment portfolio recorded at fair value.

The fair value measurements at March 31, 2008 and their related inputs are as follows:

	Fair value at March 31, 2008	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	($ in millions)
Fixed maturity investments	$2,546.4	$411.4	$2,024.1	$110.9
Common equity securities	833.0	758.1	40.6	34.3
Convertible bonds	360.2	—	358.0	2.2
Short-term investments	394.1	394.1	—	—
Other investments	338.8	—	—	338.8
Total	$4,472.5	$1,563.6	$2,422.7	$486.2

The changes in Level 3 fair value measurements for the three months ended March 31, 2008 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments	Total
	($ in millions)
Balance at January 1, 2008	$168.9	$70.3	$19.3	$348.6	$607.1
Total realized and unrealized gains (losses)	(4.6)	0.3	—	(9.9)	(14.2)
Purchases and sales, net	—	—	—	0.1	0.1
Transfers in (out) of Level 3	(53.4)	(36.3)	(17.1)	—	(106.8)
Balance at March 31, 2008	$110.9	$34.3	$2.2	$338.8	$486.2

Amount of total gains (losses) included in revenues attributable to the change in unrealized gains (losses) related to assets still held at March 31, 2008	$(5.0)	$0.9	$—	$(11.0)	$(15.1)

The majority of the transfers out of Level 3 within fixed maturity investments during the three months ended March 31, 2008 represent securities for which observable inputs were unavailable as of December 31, 2007 mainly because the securities were relatively new issuances and/or limited market data was available. Such securities were manually priced using a combination of market inputs such as benchmark interest rates, market comparables and/or broker quotes. With respect to common equity securities, as a result of efforts to work through the adoption of SFAS 157 and 159, Fund American was able to obtain additional information on the underlying common equity securities for a limited partnership that it consolidates in its financial statements. These common equity securities which are priced based on quoted prices were transferred out of Level 3 into Level 1 during the three months ended March 31, 2008.

The changes in fair value for the three months ended March 31, 2008 are as follows:

	Net unrealized gains (losses)	Net foreign currency translation gains (losses)	Total changes in fair value reflected in revenues
	($ in millions)
Fixed maturity investments	$1.2	$0.7	$1.9
Common equity securities	(35.3)	(0.8)	(36.1)
Convertible bonds	(15.3)	—	(15.3)
Short-term investments	—	1.0	1.0
Other investments	(12.6)	—	(12.6)
Total	$(62.0)	$0.9	$(61.1)

NOTE 6. Segment Information

Fund American’s segments consist of the following: (1) Primary Insurance Operations; and (2) Other Operations. Fund American has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Board of Directors. Significant intercompany transactions among Fund American’s segments have been eliminated herein. Financial information for Fund American’s segments follows:

	Primary Insurance Operations	Other Operations	Total
	($ in millions)
Three months ended March 31, 2008
Earned premiums	$455.3	$—	$455.3
Net investment income	43.1	5.6	48.7
Net realized investment gains	3.3	0.2	3.5
Change in net unrealized investment gains	(56.0)	(5.1)	(61.1)
Net other revenues (expenses)	4.0	(0.4)	3.6
Total revenues	449.7	0.3	450.0
Loss and LAE	300.9	—	300.9
Policy acquisition expenses	84.7	—	84.7
Other underwriting expenses	70.1	—	70.1
General and administrative expenses	2.1	—	2.1
Accretion of fair value adjustment to loss and LAE reserves	—	3.0	3.0
Interest expense on debt	1.0	10.5	11.5
Interest expense on preferred stock subject to mandatory redemption	—	17.6	17.6
Total expenses	458.8	31.1	489.9
Pre-tax loss	$(9.1)	$(30.8)	$(39.9)

Three months ended March 31, 2007
Earned premiums	$468.9	$—	$468.9
Net investment income	45.7	3.9	49.6
Net realized investment gains	54.9	—	54.9
Change in net unrealized investment gains	—	—	—
Net other revenues (expenses)	3.3	(0.2)	3.1
Total revenues	572.8	3.7	576.5
Loss and LAE	288.2	—	288.2
Policy acquisition expenses	78.3	—	78.3
Other underwriting expenses	90.9	—	90.9
General and administrative expenses	—	—	—
Accretion of fair value adjustment to loss and LAE reserves	—	4.0	4.0
Interest expense on debt	0.9	10.5	11.4
Interest expense on preferred stock subject to mandatory redemption	—	15.3	15.3
Total expenses	458.3	29.8	488.1
Pre-tax income (loss)	$114.5	$(26.1)	$88.4

March 31, 2008
Total investments	$4,420.8	$360.9	$4,781.7
Reinsurance recoverable on paid and unpaid losses	2,838.9	(217.1)	2,621.8
Total assets	8,815.3	136.0	8,951.3
Loss and LAE reserves	4,691.9	(231.5)	4,460.4
Total liabilities	6,550.8	775.9	7,326.7
Total equity	2,264.5	(639.9)	1,624.6

December 31, 2007
Total investments	$4,525.9	$480.0	$5,005.9
Reinsurance recoverable on paid and unpaid losses	2,872.5	(221.1)	2,651.4
Total assets	9,136.1	252.2	9,388.3
Loss and LAE reserves	4,718.8	(238.5)	4,480.3
Total liabilities	6,864.4	740.7	7,605.1
Total equity	2,271.7	(488.5)	1,783.2

The following tables provide net written premiums and earned insurance premiums for Fund American’s Primary Insurance Operations by major underwriting unit and in total for the three months ended March 31, 2008 and 2007:

	Specialty	Commercial	Personal	Total(1)
	($ in millions)
Three months ended March 31, 2008
Net written premiums	$110.9	$169.7	$144.7	$425.7
Earned premiums	110.4	181.0	163.6	455.3
Three months ended March 31, 2007
Net written premiums	$96.0	$171.3	$172.8	$440.3
Earned premiums	106.3	172.6	189.8	468.9

(1)	Includes results from run-off.

NOTE 7. Retirement and Postretirement Plans

OneBeacon sponsors qualified and non-qualified, non-contributory, defined benefit pension plans covering substantially all employees who were employed as of December 31, 2001 and remain actively employed with OneBeacon. Current plans include a OneBeacon qualified pension plan (the “Qualified Plan”) and a OneBeacon non-qualified pension plan (the “Non-qualified Plan”) (collectively the “Plans”). OneBeacon’s pension plans were frozen and curtailed in the fourth quarter of 2002.

The components of net periodic benefit costs for the three months ended March 31, 2008 and 2007 were as follows:

	Three months ended March 31,
	2008	2007
	($ in millions)
Service cost	$0.2	$0.5
Interest cost	1.7	6.6
Expected return on plan assets	(2.1)	(6.8)
Amortization of unrecognized loss	0.1	0.1
Net periodic benefit (income) cost	$(0.1)	$0.4

OneBeacon does not expect to make a contribution to its Qualified Plan in 2008. OneBeacon anticipates contributing $2.8 million to the Non-qualified Plan, for which OneBeacon has assets held in rabbi trusts. As of March 31, 2008, $0.7 million in contributions have been made to the Non-qualified Plan.

NOTE 8.  Employee Share-Based Incentive Compensation Plans

Fund American’s share-based compensation plans, consisting primarily of performance shares, are designed to maximize shareholder value over long periods of time by aligning the financial interests of its management with those of its owners. Performance shares are payable only upon achievement of pre-defined business goals and are valued based on the market value of OBIG’s common shares at the time awards are earned.   See “Performance Shares” below. Performance shares are typically paid in cash, though, in some instances, they may be paid in common shares or may be deferred in accordance with the terms of Fund American’s deferred compensation plans. Fund American expenses the full cost of all its share-based compensation.

Fund American records its share-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”), which is a revision to SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R applies to new grants of share-based awards, award modifications and the remaining portion of the fair value of unvested awards. The unvested portion of Fund American’s performance share awards, as well as new awards, are subject to the fair value measurement and recognition requirements of SFAS 123R.

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

The following summarizes performance share activity for OB Performance Shares for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008		2007
	Target OB Performance Shares outstanding	Accrued expense	Target OB Performance Shares outstanding	Accrued expense
	($ in millions )
Beginning of period	1,058,194	$9.2	—	$—
Payments and deferrals(1)	(117,363)	(1.6)	—	—
New awards	1,327,142	2.2	884,786	—
Forfeitures and net change in assumed forfeitures	(136,079)	(0.4)	(28,901)	(0.1)
Transfers in(2)	—	—	271,251	4.1
(Income) expense recognized	—	(2.5)	—	2.0
End of period	2,131,894	$6.9	1,127,136	$6.0

(1)	Performance share payments in 2008 for the 2007 performance cycle were based upon a performance factor of 63%.

(2)	In February 2007, Fund American’s WTM Performance Shares were replaced with OB Performance Shares of an equivalent value.

The following summarizes performance share activity for WTM Performance Shares activity for the three months ended March 31, 2007:

	Three Months Ended March 31,
	2007
	Target WTM Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	16,058	$7.8
Payments and deferrals(1)	(4,400)	(3.7)
New awards	—	—
Forfeitures and net change in assumed forfeitures	412	—
Transfers out(2)	(12,070)	(4.1)
Expense recognized	—	—
End of period	—	$—

(1)	Performance share payments in 2007 for the 2004-2006 performance cycle were based upon a performance factor of 145%.

(2)	In February 2007, Fund American’s WTM Performance Shares were replaced with OB Performance Shares of an equivalent value.

The following summarizes performance shares outstanding and accrued performance share expense at March 31, 2008 for each performance cycle:

	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Performance cycle:
2007—2008	137,400	$1.8
2007—2009	784,895	3.2
2008—2010	1,264,263	2.0
Sub-total	2,186,558	7.0
Assumed forfeitures	(54,664)	(0.1)
Total at March 31, 2008	2,131,894	$6.9

If 100% of the outstanding performance shares had been vested on March 31, 2008, the total additional compensation cost to be recognized would have been $26.8 million, based on current accrual factors (common share price and payout assumptions).

All performance shares earned for the 2007 and the 2004-2006 performance cycles were settled in cash or by deferral into certain non-qualified deferred compensation plans of the Company’s subsidiaries.

NOTE 9. Income Taxes

FAC and its subsidiaries are domiciled in the United States.  The majority of Fund American’s operations are taxed in the United States.

Fund American’s income tax (benefit) provision related to pre-tax loss or income for the three months ended March 31, 2008 and 2007 represented effective tax rates of (31.6)% and 43.9%, respectively, which were lower and higher, respectively, than the U.S. statutory rate of 35%.  The effective tax rate was lower for the three months ended March 31, 2008 due to a pre tax-loss from operations resulting from the reporting of a decrease in unrealized investment gains in earnings pursuant to SFAS 159, partially offset by non-deductible dividends and accretion on the Berkshire Hathaway, Inc. (“Berkshire”) Preferred Stock (“Berkshire Preferred Stock”).  In arriving at the effective tax rate for the quarter ended March 31, 2008, Fund American is treating the change in unrealized investment gains as a discrete item separate from the other components of pre-tax income or loss.  Therefore, the benefit of these net losses is calculated at the statutory rate applicable to the jurisdiction in which the losses are recorded.  The investment assets incurring current period unrealized net losses for the quarter ended March 31, 2008, are recorded in the U.S., and are taxed at the statutory rate of 35%.  Fund American believes that the treatment of the change in unrealized investment gains as a discrete item is appropriate since a reliable estimate for the full year cannot be made.  The effective tax rate was higher than the U.S. statutory rate of 35% for the three months ended March 31, 2007 due to non-deductible dividends and accretion on the Berkshire Preferred Stock.

On January 1, 2007 Fund American adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 prescribes when the benefit of a given tax position should be recognized and how it should be measured.  In connection with the adoption of FIN 48, Fund American has recognized a $0.3 million increase in the liability for unrecognized tax benefits, primarily as a result of increases in its estimates of accrued interest.  The effect of adoption has been recorded as an adjustment to opening retained earnings.

Under FIN 48, Fund American classifies all interest and penalties on unrecognized tax benefits as part of income tax expense.  With few exceptions, Fund American is no longer subject to U.S. federal, state or non-U.S. income tax examinations for years before 2003.  The Internal Revenue Service (IRS) commenced an examination of Fund American’s U.S. income tax returns for 2003 through 2004 in the second quarter of 2006 that is anticipated to be completed by the end of 2008.  As of March 31, 2008, Fund American has received proposed adjustments relating to the deductibility of certain expenses that, if sustained, would reduce the balance of unrecognized tax benefits recorded.  However, the final outcome of the on-going IRS examination is still uncertain and Fund American cannot estimate the range of possible changes to its unrecognized tax benefits at this time.  Fund American does not expect to receive any adjustments that would result in a material change to its financial position.

NOTE 10. Commitments and Contingencies

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

Subsequent to the award, in September 2007, Liberty Mutual filed petitions in the U.S. District Court for the District of Massachusetts (“USDC”) and the Court to vacate the arbitral award and dismiss or arbitrate the remaining Court claims. In October 2007, OneBeacon (on behalf of its other insurance subsidiaries that were signatories to the Liberty Agreements) filed suit against Liberty Mutual in Suffolk County Superior Court in Massachusetts to recover damages caused by Liberty Mutual’s claims conduct. Concurrently, a demand for arbitration was served on Liberty Mutual to preserve the rights and interests of OneBeacon (on behalf of the same subsidiaries). In December 2007, the Court confirmed the arbitral award. Liberty Mutual has appealed the Court’s confirmation of the award to the Pennsylvania Superior Court. Liberty Mutual’s motion to vacate the award is still pending in USDC. Resolution of the outstanding motions is expected in the near future.

In January 2006, Liberty Mutual initiated arbitration against OneBeacon (the “ULAE Arbitration”) seeking payment of approximately $67 million relating to claims-related services under the Liberty Agreements. In September 2006, OneBeacon initiated an arbitration against Liberty Mutual (the “Reinsurance Arbitration”) seeking payment of approximately $57 million relating to reinsurance arrangements under the Liberty Agreements. In January 2007, the Reinsurance Arbitration was consolidated into the ULAE Arbitration. In July 2007, the reinsurance payment issues in the Reinsurance Arbitration were favorably resolved. In May 2008, the arbitration panel issued an award in favor of OneBeacon with respect to ULAE issues.  Arbitration hearings regarding damages related thereto are scheduled to occur in the third quarter of 2008.

As of March 31, 2008, Fund American believes its loss and LAE reserves are sufficient to cover reasonably anticipated outcomes of all disputes with Liberty Mutual.

Refer to the Company’s 2007 Annual Report on Form 10-K, and in particular Item 3—“Legal Proceedings” for a brief description of all other non-routine legal proceedings. Damages sought by the claimants do not exceed 10% of the Company’s current assets.

Guarantees

Beginning in February 2006, OBIC agreed to provide guarantees of the obligations of Galileo Weather Risk Management Ltd. (“Galileo”) to Galileo’s counterparty in certain weather-related product transactions. Galileo is a subsidiary of White Mountains. The guarantees require OBIC to pay the full amount of Galileo’s obligations to the counterparty in the event of Galileo’s failure to pay these obligations. In the event of a payment, OBIC would be eligible to exercise all of the rights of the counterparty against Galileo. As of March 31, 2008 there were nine outstanding guarantees with a principal value of $74.4 million. In the event that the total guaranteed principal amount exceeds the lesser of 5% of OBIC’s admitted assets of $3.5 billion at December 31, 2007 or 25% of OBIC’s statutory surplus of $1.6 billion at December 31, 2007, OBIC would require the approval of the Pennsylvania Department of Insurance in order to make any further guarantees. OBIC has agreed, at White Mountains’ option, to continue to make these guarantees available until October 2008 and will receive from Galileo an annual fee of 25 basis points of the value at risk for providing the guarantees. Pursuant to a separation agreement entered into by OBIG and White Mountains in connection with OBIG’s initial public offering, White Mountains has agreed that it will take appropriate steps to ensure that OBIC will not be called on to make payment on these guarantees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains “forward-looking statements.” Statements that are not historical in nature are forward-looking statements. Fund American cannot promise that our expectations in such forward-looking statements will turn out to be correct. Fund American’s actual results could be materially different from and worse than our expectations. See “Forward-Looking Statements” on page 35 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.

Results of Operations

Review of Consolidated Results

A summary of our consolidated financial results for the three months ended March 31, 2008 and 2007 is as follows:

	Three months ended March 31,
	2008	2007
	($ in millions)
Net written premiums	$425.7	$440.3
Revenues
Earned premiums	$455.3	$468.9
Net investment income	48.7	49.6
Net realized investment gains	3.5	54.9
Change in net unrealized investment gains	(61.1)	—
Net other revenues	3.6	3.1
Total revenues	450.0	576.5
Expenses
Loss and LAE	300.9	288.2
Policy acquisition expenses	84.7	78.3
Other underwriting expenses	70.1	90.9
General and administrative expenses	2.1	—
Accretion of fair value adjustment to loss and LAE reserves	3.0	4.0
Interest expense on debt	11.5	11.4
Interest expense—dividends and accretion on preferred stock subject to mandatory redemption	17.6	15.3
Total expenses	489.9	488.1
Pre-tax (loss) income	(39.9)	88.4
Income tax benefit (provision)	12.6	(38.8)
Net (loss) income	(27.3)	49.6
Other comprehensive (loss) income	(1.3)	8.9
Comprehensive net (loss) income	$(28.6)	$58.5

Consolidated Results— Three months ended March 31, 2008 versus three months ended March 31, 2007

Our pre-tax loss for the first three months of 2008 was $39.9 million, compared to pre-tax income of $88.4 million for the first three months of 2007 and our GAAP combined ratio was 100.1% for the first three months 2008, compared to 97.5% for the first three months of 2007. As described below, effective January 1, 2008, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 159, “The Fair Value Option for Financial Assets and Liabilities” (SFAS 159) and elected to record the changes in unrealized gains and losses from our available-for-sale securities and our investments in limited partnerships, hedge funds and private equity interest in net income. In prior periods, these changes have been included in other comprehensive income. Accordingly net (loss) income and pre-tax (loss) income for 2008 periods are not directly comparable to such measures for 2007 periods.

The increase to our GAAP combined ratio was due to an increase in our loss and LAE ratio primarily as a result of several large losses and higher catastrophe losses within our commercial lines operation. Our results for the first three months of 2008 included $17.0 million, or 3.7 points on the combined ratio, in current accident year catastrophe losses, primarily related to weather in the southeastern United States, an increase of $14.6 million from the first three months of 2007, which included $2.4 million in current accident year catastrophe losses. Favorable development on prior accident years was $12.6 million in the first three months of 2008, compared with $12.0 million in the first three months of 2007. Partially offsetting the impact of the higher loss and LAE ratio in the first three months of 2008 was a decrease in the expense ratio as compared to the first three months of 2007 driven by lower incentive compensation and occupancy costs in the first three months of 2008, the impact of which was reduced by lower policy acquisition costs in the prior year period. Our results for the first three months of 2008 benefited from lower incentive compensation costs resulting from changes in assumptions on long-term incentive compensation plans whereas our results for the first three months of 2007 included $8.3 million of expenses associated with actions to optimize long-term occupancy costs, including our move to our new U.S. headquarters in Canton, Massachusetts, partially offset by the favorable impact of a change in the deferral rate of commercial lines’ policy acquisition costs related to expansion into new states.

Our total revenues decreased 21.9% in the first three months of 2008 to $450.0 million, compared to $576.5 million in the first three months of 2007, due principally to a decrease in investment gains. Under the fair value election of SFAS 159 which we adopted in the current period, we report changes in the fair value of our investment portfolio, excluding held-to-maturity investments, in pre-tax revenues. Prior to the adoption of SFAS 159, changes in unrealized investment gains were reported in other comprehensive income after tax. The change in unrealized investment gains in the first three months of 2008 was a decrease of $61.1 million reported in revenues compared to an increase of $13.4 million reported in other comprehensive income in the first three months of 2007. Net realized investment gains decreased 93.6% in the first three months of 2008 to $3.5 million, compared with $54.9 million in the first three months of 2007, mainly due to the sale in the first quarter of 2007 of certain fixed maturity and equity securities in industry sectors that experienced significant appreciation and impairment charges taken in the first quarter of 2008 of $11.4 million, mainly on securities in the banking sector.

Our income tax (benefit) provision related to pre-tax loss or income for the three months ended March 31, 2008 and 2007 represented effective tax rates of (31.6)% and 43.9%, respectively, which were lower and higher, respectively, than the U.S. statutory rate of 35%. The effective tax rate was lower for the three months ended March 31, 2008 due to a pre tax-loss from operations resulting from the reporting of a decrease in unrealized investment gains in earnings pursuant to SFAS 159, partially offset by non-deductible dividends and accretion on the Berkshire Hathaway, Inc. (Berkshire) Preferred Stock (Berkshire Preferred Stock).  In arriving at the effective tax rate for the quarter ended March 31, 2008, we are treating the change in unrealized investment gains as a discrete item separate from the other components of pre-tax income or loss. Therefore, the benefit of these net losses is calculated at the statutory rate applicable to the jurisdiction in which the losses are recorded. The investment assets incurring current period unrealized net losses for the quarter ended March 31, 2008, are recorded in the U.S., and are taxed at the statutory rate of 35%. We believe that the treatment of the change in unrealized investment gains as a discrete item is appropriate since a reliable estimate for the full year cannot be made. The effective tax rate was higher than the U.S. statutory rate of 35% for the three months ended March 31, 2007 due to non-deductible dividends and accretion on the Berkshire Preferred Stock.

Summary of Operations By Segment

Our segments consist of the following: (1) Primary Insurance Operations; and (2) Other Operations. In the first quarter of 2008, within our Primary Insurance Operations segment, we began to include Community Banks within commercial lines. Community Banks was formerly reported in specialty lines. The reporting change was undertaken to better align the reported results of our underwriting units with their product and management structure. Prior periods have been reclassified to conform to the current presentation.

Our investments are managed by our affiliate, White Mountains Advisors, LLC (WM Advisors), and by Prospector Partners, LLC (Prospector). A discussion of our consolidated investment operations is included after the discussion of operations by segment. Our segment information is presented in Note 6 —“Segment Information” to our consolidated financial statements.

Primary Insurance Operations

Financial results for our Primary Insurance Operations segment for the three months ended March 31, 2008 and 2007, were as follows:

	Three months ended March 31,
	2008	2007
	($ in millions)
Net written premiums	$425.7	$440.3

Earned premiums	$455.3	$468.9
Net investment income	43.1	45.7
Net realized investment gains	3.3	54.9
Change in net unrealized investment gains	(56.0)	—
Net other revenues	4.0	3.3
Total revenues	449.7	572.8
Loss and LAE	300.9	288.2
Policy acquisition expenses	84.7	78.3
Other underwriting expenses	70.1	90.9
General and administrative expenses	2.1	—
Interest expense on debt	1.0	0.9
Total expenses	458.8	458.3
Pre-tax (loss) income	$(9.1)	$114.5

The following tables provide GAAP ratios, net written premiums and earned premiums by underwriting units for the three months ended March 31, 2008 and 2007:

	Three months ended March 31, 2008
	Specialty	Commercial	Personal	Total(1)
	($ in millions)
GAAP Ratios: (2)(3)(4)(5)
Loss and LAE	55.3%	72.3%	64.9%	66.1%
Expense	31.9	38.0	30.8	34.0
Total Combined	87.2%	110.3%	95.7%	100.1%
Net written premiums	$110.9	$169.7	$144.7	$425.7
Earned premiums	110.4	181.0	163.6	455.3

	Three months ended March 31, 2007
	Specialty	Commercial	Personal	Total(1)
	($ in millions)
GAAP Ratios: (2)(3)(4)(5)
Loss and LAE	57.4%	54.9%	66.0%	61.4%
Expense	30.9	37.6	36.5	36.1
Total Combined	88.3%	92.5%	102.5%	97.5%
Net written premiums	$96.0	$171.3	$172.8	$440.3
Earned premiums	106.3	172.6	189.8	468.9

(1)

Includes results from run-off. For the three months ended March 31, 2008 and 2007, includes net written premiums of $0.3 million and $0.1 million, respectively, from run-off and earned premiums of $0.3 million and $0.1 million, respectively, from run-off.

(2)

In the first quarter of 2008, within our Primary Insurance Operations segment, we began to include Community Banks within commercial lines. Community Banks was formerly reported in specialty lines. The reporting change was undertaken to better align the reported results of our underwriting units with their product and management structure. The prior period has been reclassified to conform to the current presentation.

(3)

Includes our long-term incentive compensation expense. For the three months ended March 31, 2008 and 2007, long-term incentive compensation expense increased our total GAAP combined ratio by 0.6 points and 1.6 points, respectively.

(4)

Includes loss and LAE relating to catastrophes. For the three months ended March 31, 2008 and 2007, total calendar year incurred loss and LAE relating to catastrophes increased (decreased) our loss and LAE and total combined ratios by 2.5 points and (0.1) points, respectively, including development on prior accident year catastrophes which decreased our loss and LAE and total combined ratios by 1.2 points and 0.6 points, respectively.

(5)

Prior accident year development, including development on catastrophes, for the three months ended March 31, 2008 and 2007 decreased our loss and LAE and total combined ratios by 2.8 points and 2.6 points, respectively.

Primary Insurance Operations—Three months ended March 31, 2008 versus three months ended March 31, 2007

Specialty lines.       Net written premiums for specialty lines increased by 15.5% to $110.9 million in the first three months of 2008 as compared to $96.0 million in the first three months of 2007. The increase was primarily due to a $9.0 million increase in net written premiums in other specialty products to $10.7 million, principally driven by our Accident and Health business, a $2.7 million increase in net written premiums at OneBeacon Professional Partners and a $3.2 million increase in net written premiums at International Marine Underwriters (IMU).

The specialty lines combined ratio for the first three months of 2008 was 87.2%, compared to 88.3% for the first three months of 2007. The decrease in the combined ratio was primarily due to a decrease in the loss and LAE ratio. The loss and LAE ratio decreased 2.1 points in the first three months of 2008 to 55.3%, compared with 57.4% in the prior year period mainly due to a decrease in non-catastrophe losses, partially offset by lower favorable development on prior accident year losses. The current accident year loss ratio including catastrophes decreased 6.6 points as compared to the prior period which included a large loss related to the Agri run-off business. The first three months of 2008 included 2.9 points of favorable prior accident year development principally in professional liability while the first three months of 2007 included 7.4 points of favorable development related to professional liability, IMU and its other specialty lines both non-catastrophe and catastrophe losses. The expense ratio for the first three months of 2008 was slightly higher when compared to the first three months of 2007.

Commercial lines.       Net written premiums for commercial lines decreased by 0.9% to $169.7 million in the first three months of 2008, compared to $171.3 million in the first three months of 2007. This decrease was due to a $6.7 million decrease in net written premiums to $130.9 million in the middle market business division, partially offset by a $5.1 million increase in net written premiums to $38.8 million in the small business division primarily related to our small business package products.

The commercial lines combined ratio for the first three months of 2008 was 110.3%, compared to 92.5% in the first three months of 2007. The increase in the combined ratio was primarily due to an increase in the loss and LAE ratio. The loss and LAE ratio increased to 72.3% compared to 54.9% in the first three months of 2007, primarily due to increases in both non-catastrophe and catastrophe losses. The first three months of 2008 included 7.7 points of current accident year catastrophe losses including losses from tornados in the southeastern United States, compared to 0.4 points of current accident year catastrophe losses in the first three months of 2007. Additionally, current accident year non-catastrophe losses increased 10.7 points as compared with the prior year period, due in part to the winter weather in the northeastern United States. The expense ratio for the first three months of 2008 was essentially flat when compared to the first three months of 2007.

Personal lines.       Net written premiums for personal lines decreased by 16.3% to $144.7 million in the first three months of 2008, compared to $172.8 million in the first three months of 2007. In traditional personal lines net written premium decreased 17.5% due to an increasingly competitive auto market and the decision to cease writing business in Houston General Insurance Exchange (Houston General) in late 2007. In January 2008, Houston General entered into a reinsurance agreement with Universal Holdings of North America (Universal) under which Houston General ceded $6.6 million of unearned premiums to Universal. Further, AutoOne continued to experience reduced writings due to declines in New York’s assigned risk pool. With respect to the New York assigned risk pool, market trends indicate that assigned risk volumes are expected to decline to approximately $137 million in 2008, from $170 million in 2007, $253 million in 2006 and $383 million in 2005. The Company expects a reduction in AutoOne’s premium volume reflective of these trends.

The personal lines combined ratio for the first three months of 2008 was 95.7%, compared to 102.5% for the first three months of 2007. The decrease in the combined ratio was primarily due to a decreased expense ratio. The expense ratio decreased to 30.8%, compared to 36.5% in the first three months of 2007, primarily due to office consolidation expenses in the prior year period, the impact of expense actions taken in late 2007 to better align personal lines staffing with our business needs and lower incentive compensation costs in the first three months of 2008. The loss and LAE ratio decreased to 64.9%, compared to 66.0% for the first three months of 2007, mainly due to a 1.6 point decrease in prior accident year development when compared with the prior period.

Run-off.       For the first three months of 2008, run-off generated an underwriting loss of $3.0 million, compared to an underwriting loss of $9.3 million in the first three months of 2007. The variance was primarily due to lower loss and LAE in the first three months of 2008. The first three months of 2008 included $2.8 million of loss and LAE, compared with $7.0 million in the first three months of 2007.

Other Operations

Our Other Operations segment consists of our holding company, Fund American Companies, Inc. (FAC), which primarily consists of financing activities, purchase accounting adjustments relating to the OneBeacon Acquisition in 2001 and other assets and general and administrative expenses incurred at the holding company level.

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

A summary of results from our Other Operations segment for the three months ended March 31, 2008 and 2007 are as follows:

	Three months ended March 31,
	2008	2007
	($ in millions)
Net investment income	$5.6	$3.9
Net realized investment losses	0.2	—
Change in net unrealized investment gains	(5.1)	—
Net other expenses	(0.4)	(0.2)
Total revenues	0.3	3.7
General and administrative expenses	—	—
Accretion of fair value adjustment to loss and LAE reserves	3.0	4.0
Interest expense on debt	10.5	10.5
Interest expense—dividends and accretion on preferred stock	17.6	15.3
Total expenses	31.1	29.8
Pre-tax loss	$(30.8)	$(26.1)

Other Operations Results— Three months ended March 31, 2008 versus three months ended March 31, 2007

Our Other Operations segment reported a pre-tax loss of $30.8 million for the first three months 2008, an increase of 18.0%, compared to a pre-tax loss of $26.1 million for the first three months of 2007. The increase was primarily due to $(5.1) million change in net unrealized investment gains due to the adoption of SFAS 159. Fluctuations in the remaining revenues and expenses between the first three months of 2008 compared to the first three months of 2007 essentially offset.

Summary of Investment Results

Investment Philosophy

Our investment philosophy is to maximize our after-tax total risk-adjusted return over the long term. Under this approach, each dollar of after-tax investment income and realized and unrealized gains and losses is valued equally. Our investment portfolio mix as of March 31, 2008 consisted in large part of high quality, fixed maturity investments and short-term investments, as well as a smaller allocation to equity investments and other investments, such as hedge funds, limited partnerships and private equity interests. Our management believes that prudent levels of investments in common equity securities and other investments within our investment portfolio are likely to enhance long term after-tax total returns without significantly increasing the risk profile of the portfolio.

Our overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to credit risks. We also generally manage the interest rate risk associated with holding fixed maturity investments by actively maintaining the average duration of the portfolio to achieve an adequate after-tax total return without subjecting the portfolio to an unreasonable level of interest rate risk.

Our common stock and convertible bonds investment strategy is to maximize absolute total return through investments in a variety of equity, equity-related and convertible bond instruments. Using a value orientation, we invest in relatively concentrated positions in the United States and other developed markets. Our philosophy is to invest for total risk-adjusted return using a bottom-up, value discipline. Preservation of capital is of the utmost importance.

Investment Returns

A summary of our consolidated pre-tax investment results for the three months ended March 31, 2008 and 2007 is as follows:

	Three months ended March 31,
	2008	2007
	($ in millions)
Gross investment income (1)	$52.0	$52.8
Net realized investment gains	3.5	54.9
Net change in unrealized gains (losses) on investments	(61.1)	13.4
Total GAAP pre-tax investment results	$(5.6)	$121.1

(1)	Includes $3.7 million and $3.9 million of net investment income for assets held in trust for the three months ended March 31, 2008 and 2007, respectively.

Gross investment returns versus typical benchmarks for the three months ended March 31, 2008 and 2007 are as follows:

	As of March 31, (1)
	2008	2007
Fixed maturity investments	1.2%	1.8%
Short-term investments	1.1	1.4
Total fixed income	1.2	1.8
Lehman U.S. Aggregate Index	2.4	1.6
Common stock	(3.3)	5.3
Convertible bonds	(2.6)	0.3
Total common stock and convertible bonds	(3.1)	3.5
S&P 500 Index (total return)	(9.4)	0.6
Other investments	(2.8)	5.6
Total consolidated portfolio	(0.1)%	2.4%

(1)	Includes $3.7 million and $3.9 million of net investment income for assets held in trust for the three months ended March 31, 2008 and 2007, respectively.

Investment Returns—Three months ended March 31, 2008 versus three months ended March 31, 2007

Overview

Our total pre-tax investment results were $(5.6) million, a loss of 0.1% for the quarter ended March 31, 2008 versus $121.1 million, a return of 2.4% for the quarter ended March 31, 2007. Gross investment income in the first quarter of 2008 of $52.0 million was down 0.2% from $52.8 million during the first quarter of 2007. Net realized investment gains of $3.5 million in the first quarter of 2008 were down by 93.6% from the first quarter of 2007, mainly due to the sale of certain convertible fixed maturity and equity securities in industry sectors that experienced significant appreciation, principally energy and natural resources, during the first quarter of 2007 and impairment charges taken in the first quarter of 2008 of $11.4 million mainly on securities in the banking sector.  Impairment charges taken in the first quarter of 2008 were reclassified from change in  net unrealized gains (losses) on investments to net realized investment gains (losses). The change in net unrealized investment gains was a decrease of $61.1 million reported in revenues for the quarter ended March 31, 2008 compared to a pre-tax increase of $13.4 million reported in other comprehensive income for the quarter ended March 31, 2007.

Fixed income

Our fixed income portfolio returned 1.2% in the first quarter of 2008 versus 1.8% in the first quarter of 2007. During the first quarter of 2008, we maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 3.2 years including short-term investments and 3.9 years excluding short-term investments, as compared to 2.8 year and 3.0 years, respectively, for the first quarter of 2007, which performed consistent with its characteristics and slightly below the longer-duration Lehman U.S. Aggregate Index benchmark.

Common stock and convertible bonds

Our total common stock and convertible bond portfolio returned (3.1)% in the first quarter of 2008 versus 3.5% in the first quarter of 2007. Our common stock portfolio returned (3.3)% during the first quarter of 2008 and 5.3% in the first quarter of 2007, or 6.1 and 4.7 percentage points better than the S&P 500 benchmark, respectively.

Fair Value Considerations

On January 1, 2008, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information. Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an “exit price”). The Statement establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in SFAS 157 prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets or liabilities have the highest priority (“Level 1”), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities (“Level 2”) and unobservable inputs, including the reporting entity’s estimates of the assumptions that market participants would use, having the lowest priority (“Level 3”).

Effective January 1, 2008, we adopted FASB SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (SFAS 159). We adopted SFAS 159 for our available-for-sale securities and our investments in limited partnerships, hedge funds and private equity interest. Consistent with the guidance in SFAS 159, in conjunction with the adoption, these securities are now reported as trading securities. Upon adoption, we recorded an adjustment of $182.4 million to reclassify net unrealized gains, after tax, and net unrealized foreign currency translation gains, after tax, related to investments from accumulated other comprehensive income to opening retained earnings. Subsequent to adoption, we report changes in fair value in revenues before the effect of tax.

As of March 31, 2008, approximately 89% of the investment portfolio recorded at fair value was priced based upon observable inputs.

Fair values for securities for which quoted prices are unavailable are estimated based upon reference to observable inputs other than quoted prices, such as benchmark interest rates, market comparables, broker quotes and other relevant observable inputs. In circumstances where observable inputs are adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the SFAS 157 fair value hierarchy.

Other investments, which comprises limited partnerships, hedge funds and private equity interests for which the SFAS 159 fair value option has been elected, are carried at fair value based upon our proportionate interest in the underlying partnership’s or fund’s net asset value, which is deemed to approximate fair value.  These investments are not publicly traded and accordingly, quoted market prices are not available.  In circumstances where the partnership net asset value is deemed to differ from fair value due to illiquidity or other factors, net asset value is adjusted accordingly. As of March 31, 2008, these investments represented approximately 8% of the investment portfolio recorded at fair value.

The fair value measurements at March 31, 2008 for assets for which we adopted SFAS 159 and any related Level 3 inputs are as follows:

	Fair value at March 31, 2008	Level 3 Inputs	Level 3 Percentage
	($ in millions)
Fixed maturity investments	$2,546.4	$110.9	4%
Common equity securities	833.0	34.3	4%
Convertible bonds	360.2	2.2	1%
Short-term investments	394.1	—	—%
Other investments	338.8	338.8	100%
Total SFAS 159 assets	$4,472.5	$486.2	11%

The changes in Level 3 fair value measurements for the three months ended March 31, 2008 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments	Total
	($ in millions)
Balance at January 1, 2008				$348.6	$607.1
Total realized and unrealized gains (losses)	(4.6)	0.3	—	(9.9)	(14.2)
Purchases and sales, net	—	—	—	0.1	0.1
Transfers in (out) of Level 3	(53.4)	(36.3)	(17.1)	—	(106.8)
Balance at March 31, 2008	$110.9	$34.3	$2.2	$338.8	$486.2

Amount of total gains (losses) included in revenues attributable to the change in unrealized gains (losses) related to assets still held at March 31, 2008	$(5.0)	$0.9	$—	$(11.0)	$(15.1)

The majority of the transfers out of Level 3 within fixed maturity investments during the three months ended March 31, 2008 represent securities for which observable inputs were unavailable as of December 31, 2007 mainly because the securities were relatively new issuances and/or limited market data was available. Such securities were manually priced using a combination of market inputs such as benchmark interest rates, market comparables and/or broker quotes. With respect to common equity securities, as a result of efforts to work through the adoption of SFAS 157 and 159, we were able to obtain additional information on the underlying common equity securities for a limited partnership that we consolidate in our financial statements. These common equity securities which are priced based on quoted prices were transferred out of Level 3 into Level 1 during the three months ended March 31, 2008.

During the first three months of 2008, there were no material assets transferred into Level 3.

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

We purchase commercial and residential mortgage-backed securities to maximize our fixed income portfolio’s risk adjusted returns and diversify the portfolio risk from primarily corporate credit risk to a mix of credit and cash flow risk. We are not an originator of residential mortgage loans and did not hold any mortgage-backed securities categorized as sub-prime as of March 31, 2008. In addition, our investments in limited partnerships, hedge funds and private equity interests contain negligible amounts of sub-prime mortgage- backed securities as of March 31, 2008. We consider sub-prime mortgage-backed securities to be those that are issued from dedicated sub-prime shelves, dedicated second-lien shelves (i.e., we consider investments backed primarily by second-liens to be a sub-prime risk regardless of credit score or other metrics) or otherwise have underlying loan pools that exhibit weak credit characteristics.

There are also mortgage-backed securities that we categorize as “non-prime” (also called “Alt A” or “A-”) that are backed by collateral that has overall credit quality between prime and sub-prime, as determined based on a review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of March 31, 2008, $26.7 million of our mortgage-backed securities were classified as non-prime. All of these non-prime securities have the highest rating ascribed by Moody’s (“Aaa”) or Standard & Poor’s (“AAA”). We did not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.

The following table summarizes the carrying value of our mortgage-backed and other asset-backed securities holdings as of March 31, 2008 and December 31, 2007:

	As of March 31,	As of December 31
	2008	2007
	($ in millions)
Mortgage-backed securities:
Agency(1)	$458.9	$409.3
Non-agency:
Residential	324.4	392.6
Commercial	111.8	137.7
Total mortgage-backed securities(2)	895.1	939.6
Other asset-backed securities:
Credit card	68.7	94.4
Auto	4.8	8.4
Total other asset-backed securities	73.5	102.8
Total asset-backed securities(3)	$968.6	$1,042.4

(1)

Represents publicly traded residential mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (e.g., GNMA) and publicly traded residential mortgage-backed securities which are guaranteed by a government sponsored entity (e.g., FNMA, FHLMC).

(2)

Approximately 96% and 94% of our mortgage-backed securities as of March 31, 2008 and December 31, 2007, respectively, have the highest ratings ascribed by Moody’s (“Aaa”) or Standard & Poor’s (“AAA”). The remainder are investment grade.

(3)

Of our total asset-backed securities, approximately 97% and 95% as of March 31, 2008 and December 31, 2007, respectively, have the highest ratings ascribed by Moody’s (“Aaa”) or Standard & Poor’s (“AAA”). The remainder are investment grade.

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

Operating subsidiary level. The primary sources of cash for our operating subsidiaries are expected to be premium collections, financing activities, net investment income and proceeds from sales and maturities of investments. The primary uses of cash are expected to be claim payments, policy acquisition costs, debt obligations, operating expenses, purchases of investments and dividends and tax sharing payments made to parent holding companies.

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

Generally, our regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. As a result, based on 2007 statutory net income, our top tier regulated insurance operating subsidiaries have the ability to pay an aggregate of approximately $346 million of dividends during 2008 without prior approval of regulatory authorities, subject to the availability of unassigned funds. As of March 31, 2008, we had $71.4 million of unrestricted net cash, fixed maturity and equity investments outside of our regulated insurance operating subsidiaries.

During the first three months of 2008, OneBeacon Insurance Group LLC (OneBeacon LLC), the direct parent of our operating insurance subsidiaries, paid no dividends to FAC.

In addition, FAC’s ability to declare or pay dividends is limited by the terms of the Series A Preferred Stock issued to Berkshire. FAC may not, in certain circumstances, declare or pay any dividend or distribution to any other class or series of stock without the consent of the holders of a majority of outstanding shares of the Berkshire Preferred Stock. Under the terms of a Keep-Well Agreement dated November 30, 2004 between White Mountains and FAC (the Keep-Well), White Mountains has agreed to return to FAC up to approximately $1.1 billion if some or all of that amount is required by FAC to meet its obligations under the terms of the Berkshire Preferred Stock. Under the Keep-Well, White Mountains must make any required contributions to FAC prior to making any distributions to its shareholders. The aggregate amount of distributions that White Mountains may make to its shareholders is limited; the limit increases or decreases by an amount equal to White Mountains’ consolidated net income or loss over the remaining life of the Keep-Well. The Keep-Well will expire when all obligations of the Berkshire Preferred Stock, which is redeemable in May 2008, have been satisfied. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Economic Defeasance” for a discussion of the creation and funding of an irrevocable grantor trust to economically defease the Berkshire Preferred Stock.

Economic Defeasance

In connection with OBIG’s initial public offering, FAC established an irrevocable grantor trust. The assets of the trust are solely dedicated to the satisfaction of the payment of dividends and redemption amounts on the $300 million liquidation preference of the Berkshire Preferred Stock. FAC funded the trust with cash and purchased a portfolio of fixed maturity securities issued by the U.S. government and government-sponsored enterprises. The scheduled interest and principal payments are sufficient to pay when due all amounts required under the terms of the Berkshire Preferred Stock (including the mandatory redemption of the Berkshire Preferred Stock in May 2008). The creation and funding of the trust does not legally defease the preferred stock nor create any additional rights for the holders of the Berkshire Preferred Stock in the trust or otherwise, although the assets in the trust remain segregated from the Company’s other general assets and are not available to the Company for any use other than the payment of the Berkshire Preferred Stock. The assets held in trust remain subject to the claims of the Company’s creditors, in the event that the Company becomes insolvent. White Mountains Capital, Inc., a subsidiary of White Mountains, serves as the trustee for the irrevocable grantor trust. The assets held in trust as of March 31, 2008 and December 31, 2007 include $302.0 million and $305.5 million, respectively, of fixed maturity investments and $7.2 million and $0.1 million, respectively, of short-term investments. Pre-tax net investment income earned on these investments totaled $3.7 million and $3.9 million for the three months ended March 31, 2008 and 2007, respectively.

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

One of the means by which we calculate our insurance float is by taking our net invested assets and subtracting our total tangible capital. The following table illustrates our consolidated insurance float position as of March 31, 2008 and December 31, 2007.

	March 31, 2008	December 31, 2007
	($ in millions)
Total investments	$4,781.7	$5,005.9
Less: Total held to maturity investments(1)	(309.2)	(305.6)
Cash	42.6	47.2
Accounts receivable on unsettled investment sales	14.7	55.0
Accounts payable on unsettled investment purchases	(35.5)	(3.9)
Net invested assets(1)	$4,494.3	$4,798.6
Total common shareholder’s equity	$1,624.6	$1,783.2
Debt	755.8	757.7
Preferred stock subject to mandatory redemption(1)	—	—
Total tangible capital(1)	$2,380.4	$2,540.9
Insurance float	$2,113.9	$2,257.7
Insurance float as a multiple of total tangible capital	0.9x	0.9x
Net invested assets as a multiple of total tangible capital	1.9x	1.9x
Insurance float as a multiple of common shareholder’s equity	1.3x	1.3x
Net invested assets as a multiple of common shareholder’s equity	2.8x	2.7x

(1)

Excludes preferred stock subject to mandatory redemption, having an aggregate accredited liquidation preference at March 31, 2008 and December 31, 2007 of $288.9 million and $278.4 million, respectively and $309.2 million and $305.6 million, respectively of investments held in an irrevocable grantor trust for the purpose of economically defeasing the preferred stock subject to mandatory redemption. The creation and funding of this trust did not legally defease the preferred stock and therefore the preferred stock will continue to appear on our balance sheet until it is redeemed.

Financing

The following table summarizes our capital structure as of March 31, 2008 and December 31, 2007:

	As of March 31, 2008	As of December 31 2007
	($ in millions)
Senior Notes, carrying value	$699.0	$698.9
Other debt	56.8	58.8
Total debt	755.8	757.7

Preferred stock subject to mandatory redemption	288.9	278.4
Total common shareholder’s equity	1,624.6	1,783.2
Total capital	$2,669.3	$2,819.3

Ratio of debt and preferred stock subject to mandatory redemption to total capital	39.1%	36.8%

Ratio of debt to total capital excluding preferred stock subject to mandatory redemption(1)	31.8%	29.8%

(1)	The calculation of total capital excludes the preferred stock subject to mandatory redemption because it was economically defeased in connection with OBIG’s initial public offering.

We believe that our strong financial position provides us with the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis.

The 5.875% Senior Notes due 2013 of FAC, which we refer to as the Senior Notes, are currently rated “Baa2” (“Medium Grade”, the ninth highest of twenty-one ratings) with a stable outlook by Moody’s, “BBB” (“Adequate”, the ninth highest of twenty-two ratings) with a stable outlook by Standard & Poor’s, “bbb” (“Good”, the ninth highest of twenty-two ratings) with a stable outlook by A.M. Best and “BBB” (“Good”, the ninth highest of twenty-three ratings) with a stable outlook by Fitch.

In connection with our December 2005 purchase of land and an office building in Canton, Massachusetts, which is now our U.S. headquarters, we entered into a $40.8 million, 18-year mortgage note to fund renovations. As of March 31, 2008, we had fully drawn on the facility.

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

The Senior Notes were issued under an indenture which contains restrictive covenants that, among other things, limit the ability of White Mountains, FAC and their respective subsidiaries, to create liens and enter into sale and leaseback transactions and substantially limits the ability of FAC and its respective subsidiaries to consolidate, merge or transfer their properties and assets. The indenture does not contain any financial ratios or specified levels of net worth or liquidity to which White Mountains or FAC must adhere. At March 31, 2008, FAC was in compliance with all of the covenants under the Senior Notes.

In November 2006, FAC established a $75 million revolving credit facility that matures in November 2011 (the Bank Facility). As of March 31, 2008, the Bank Facility was undrawn. The Bank Facility contains various affirmative, negative and financial covenants which we consider to be customary for such borrowings and include maintaining certain minimum net worth and maximum debt to capitalization standards. Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under these facilities and result in acceleration of principal repayment on any amounts outstanding. At March 31, 2008, we were in compliance with all of the covenants under the Bank Facility, and anticipate we will continue to remain in compliance with these covenants for the foreseeable future.

Off-Balance Sheet Arrangement

Beginning in February 2006, one of our subsidiaries, OBIC, agreed to provide guarantees of the obligations of Galileo Weather Risk Management Ltd., or Galileo, to Galileo’s counterparty in certain weather-related product transactions. Galileo is a subsidiary of White Mountains. The guarantees require OBIC to pay the full amount of Galileo’s obligations to the counterparty in the event of Galileo’s failure to pay these obligations. In the event of a payment, OBIC would be eligible to exercise all of the rights of the counterparty against Galileo. As of March 31, 2008, OBIC has nine outstanding guarantees of Galileo transactions, the total principal amount of which was approximately $74.4 million. In the event that the total guaranteed principal amount exceeds the lesser of 5% of OBIC’s admitted assets of $3.5 billion at December 31, 2007 or 25% of OBIC’s statutory surplus of $1.6 billion at December 31, 2007, OBIC would require the approval of the Pennsylvania Department of Insurance in order to make any further guarantees. OBIC has agreed, at White Mountains’ option, to continue to make these guarantees available until October 2008 and will receive from Galileo an annual fee of 25 basis points of the value at risk for providing the guarantees. Pursuant to a separation agreement we entered into with White Mountains in connection with the initial public offering, White Mountains has agreed that it will take appropriate steps to ensure that OBIC will not be called on to make payment on these guarantees.

Cash Flows

Detailed information concerning our cash flows for the three months ended March 31, 2008 and 2007 follows:

For the three months ended March 31, 2008

Financing and Other Capital Activities

During the first quarter of 2008, we declared and paid cash dividends of $130.0 million to Fund American Enterprise Holdings, Inc. (FAEH).

Acquisitions and Dispositions

During the first quarter of 2008, we sold one of our inactive licensed subsidiaries, Midwestern Insurance Company (MWIC), for $4.2 million in cash.

Other Liquidity and Capital Resource Activities

During the first quarter of 2008, we made payments with respect to our long-term incentive compensation plans totaling $47.2 million, in cash or by deferral into certain of our non-qualified compensation plans. These payments were made primarily with respect to 117,363 performance shares and 178,006 performance units for various performance cycles.

For the three months ended March 31, 2007

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

Critical Accounting Estimates

Refer to the Company’s 2007 Annual Report on Form 10-K for a complete discussion regarding our critical accounting estimates. As of March 31, 2008, there were no material changes to our critical accounting estimates.

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

These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform with its expectations and predictions is subject to a number of risks and uncertainties that could cause actual results to differ materially from expectations, including:

•       the risks associated with Item 1A of the Company’s 2007 Annual Report on Form 10-K and in Item 1A of this Form 10-Q;

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

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the Company’s 2007 Annual Report on Form 10-K and in particular item 7A — “Quantitative and Qualitative Disclosures About Market Risk”.  As of March 31, 2008, there were no material changes to the market risks described in our most recent Annual Report on Form 10-K.

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

The Chief Executive Officer and Chief Financial Officer of the Company (the principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in the Company’s periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms. There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 31, 2008.

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

In August 2004, OneBeacon asserted claims against Liberty Mutual in the Court of Common Pleas in Philadelphia, Pennsylvania (the Court) for breach of contract and negligence with respect to agreements with Liberty Mutual (the Liberty Agreements). The portion of the contract claim relating to OneBeacon Insurance Company (OBIC) was submitted to arbitration and the Court stayed the remaining claims, including OneBeacon’s claims on behalf of its other insurance subsidiaries that were signatories to the Liberty Agreements, pending resolution of the arbitration. In August 2007, the arbitration panel issued an award in favor of OneBeacon on the portion of the breach of contract claim submitted to it finding that Liberty Mutual breached the Liberty Agreements. The panel awarded OneBeacon $4.5 million plus interest.

Subsequent to the award, in September 2007, Liberty Mutual filed petitions in the U.S. District Court for the District of Massachusetts (USDC) and the Court to vacate the arbitral award and dismiss or arbitrate the remaining Court claims. In October 2007, OneBeacon (on behalf of its other insurance subsidiaries that were signatories to the Liberty Agreements) filed suit against Liberty Mutual in Suffolk County Superior Court in Massachusetts to recover damages caused by Liberty Mutual’s claims conduct. Concurrently, a demand for arbitration was served on Liberty Mutual to preserve the rights and interests of OneBeacon (on behalf of the same subsidiaries). In December 2007, the Court confirmed the arbitral award. Liberty Mutual has appealed the Court’s confirmation of the award to the Pennsylvania Superior Court. Liberty Mutual’s motion to vacate the award is still pending in USDC. Resolution of the outstanding motions is expected in the near future.

In January 2006, Liberty Mutual initiated arbitration against OneBeacon (the ULAE Arbitration) seeking payment of approximately $67 million relating to claims-related services under the Liberty Agreements. In September 2006, OneBeacon initiated an arbitration against Liberty Mutual (the Reinsurance Arbitration) seeking payment of approximately $57 million relating to reinsurance arrangements under the Liberty Agreements. In January 2007, the Reinsurance Arbitration was consolidated into the ULAE Arbitration. In July 2007, the reinsurance payment issues in the Reinsurance Arbitration were favorably resolved. In May 2008, the arbitration panel issued an award in favor of OneBeacon with respect to ULAE issues.  Arbitration hearings regarding damages related thereto are scheduled to occur in the third quarter of 2008.

As of March 31, 2008, Fund American believes its loss and LAE reserves are sufficient to cover reasonably anticipated outcomes of all disputes with Liberty Mutual.

Refer to the Company’s 2007 Annual Report on Form 10-K, and in particular Item 3—“Legal Proceedings” for a brief description of all other non-routine legal proceedings. Damages sought by the claimants do not exceed 10% of the Company’s current assets.

ITEM 1A.           RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A — “Risk Factors” of our 2007 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 31, 2008, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

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

Fund American Companies, Inc.

	By:	/s/ ANN MARIE ANDREWS
Ann Marie Andrews
Date: May 14, 2008		Chief Accounting Officer