Form 10-Q
period 2008-06-30
OneBeacon U.S. Holdings, Inc.
filed 2008-08-14
CIK 1162000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 333-73012-04

ONEBEACON U.S. HOLDINGS, INC.

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

As of August 14, 2008, there were 505 outstanding shares of Common Stock, $1.00 par value per share, of the registrant.

The registrant meets the conditions set forth in General Instruction (H) (1) (a) and (b) of Form 10-Q and is therefore filing this Form with reduced disclosure format.

ONEBEACON U.S. HOLDINGS, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ONEBEACON U.S. HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
	($ in millions, except
	share and per share
	amounts)
Assets
Investment Securities:
Fixed maturity investments, at fair value (amortized cost $2,442.4 and $2,861.9)	$2,457.6	$2,913.0
Common equity securities, at fair value (cost $780.4 and $641.7)	914.3	788.4
Convertible bonds, at fair value (amortized cost $327.7 and $362.7)	320.9	371.4
Short-term investments, at amortized cost (which approximates fair value)	365.6	278.9
Held-to-maturity investments (assets held in trust):
Fixed maturity investments, at amortized cost (estimated fair value $— and $306.9)	—	305.5
Short-term investments, at amortized cost (which approximates fair value)	—	0.1
Other investments (cost $248.7 and $292.7)	358.1	348.6
Total investments	4,416.5	5,005.9
Cash	48.2	47.2
Reinsurance recoverable on unpaid losses	959.2	958.9
Reinsurance recoverable on unpaid losses—Berkshire Hathaway, Inc.	1,612.7	1,670.6
Reinsurance recoverable on paid losses	22.1	21.9
Premiums receivable	591.5	529.2
Securities lending collateral	327.6	438.9
Deferred acquisition costs	212.7	200.0
Ceded unearned premiums	76.5	68.1
Net deferred tax asset	75.1	48.3
Investment income accrued	28.1	32.9
Accounts receivable on unsettled investment sales	12.6	55.0
Other assets	285.7	311.4
Total assets	$8,668.5	$9,388.3
Liabilities
Loss and LAE reserves	$4,425.5	$4,480.3
Unearned premiums	1,050.3	1,005.9
Debt	755.8	757.7
Securities lending payable	327.6	438.9
Preferred stock subject to mandatory redemption—Berkshire Hathaway, Inc. (redemption value $— and $300.0)	—	278.4
Ceded reinsurance payable	98.3	102.8
Accounts payable on unsettled investment purchases	8.1	3.9
Other liabilities	398.5	537.2
Total liabilities	7,064.1	7,605.1
Common shareholder’s equity
Common shares and paid-in surplus (par value $1, issued and outstanding, 505 shares)	970.5	970.5
Retained earnings	633.3	629.7
Accumulated other comprehensive (loss) income, after-tax:
Net unrealized gains on investments	—	169.9
Net unrealized foreign currency translation (losses) gains	(0.3)	12.3
Other comprehensive income items	0.9	0.8
Total common shareholder’s equity	1,604.4	1,783.2
Total liabilities and common shareholder’s equity	$8,668.5	$9,388.3

See Notes to Consolidated Financial Statements including Note 10 – “Commitments and Contingencies”.

ONEBEACON U.S. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	($ in millions)
Revenues
Earned premiums	$463.8	$465.0	$919.1	$933.9
Net investment income	44.2	53.0	92.9	102.6
Net realized investment (losses) gains	(1.1)	57.1	2.4	112.0
Change in net unrealized investment gains	(1.7)	—	(62.8)	—
Net other revenues	2.5	2.4	6.1	5.5
Total revenues	507.7	577.5	957.7	1,154.0
Expenses
Loss and LAE	274.4	283.1	575.3	571.3
Policy acquisition expenses	84.3	78.3	169.0	156.6
Other underwriting expenses	79.2	89.6	149.3	180.5
General and administrative expenses	3.8	1.4	5.9	1.4
Accretion of fair value adjustment to loss and LAE reserves	3.0	4.0	6.0	8.0
Interest expense on debt	11.4	11.3	22.9	22.7
Interest expense—dividends on preferred stock subject to mandatory redemption	4.7	7.0	11.8	14.1
Interest expense—accretion on preferred stock subject to mandatory redemption	11.1	8.8	21.6	17.0
Total expenses	471.9	483.5	961.8	971.6
Pre-tax income (loss)	35.8	94.0	(4.1)	182.4
Income tax provision	(17.4)	(38.7)	(4.8)	(77.5)
Net income (loss)	18.4	55.3	(8.9)	104.9
Change in net unrealized gains and losses for investments held	—	22.9	—	67.6
Recognition of net unrealized gains and losses for investments sold	—	(34.7)	—	(70.9)
Change in foreign currency translation	—	5.1	(0.1)	6.4
Change in other comprehensive income items	1.3	1.1	0.1	0.2
Comprehensive net income (loss)	$19.7	$49.7	$(8.9)	$108.2

See Notes to Consolidated Financial Statements.

ONEBEACON U.S. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY

(Unaudited)

	Common shareholder’s equity	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income (loss), after-tax

($ in millions)

Balances at January 1, 2008	$1,783.2	$970.5	$629.7	$183.0
Adjustment to adopt SFAS No. 159, after-tax	—	—	182.4	(182.4)
Net loss	(8.9)	—	(8.9)	—
Other comprehensive income, after-tax	—	—	—	—
Dividends to OneBeacon U.S. Enterprises Holdings, Inc.	(169.9)	—	(169.9)	—
Balances at June 30, 2008	$1,604.4	$970.5	$633.3	$0.6

	Common shareholder’s equity	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income, after-tax

($ in millions)

Balances at January 1, 2007	$1,747.5	$970.5	$590.1	$186.9
Adjustment to adopt FIN 48	(0.3)	—	(0.3)	—
Net income	104.9	—	104.9	—
Other comprehensive income, after-tax	3.3	—	—	3.3
Dividends to OneBeacon U.S. Enterprises Holdings, Inc.	(35.0)	—	(35.0)	—
Balances at June 30, 2007	$1,820.4	$970.5	$659.7	$190.2

See Notes to Consolidated Financial Statements.

ONEBEACON U.S. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 30,
	2008	2007
	($ in millions)
Cash flows from operations:
Net (loss) income	$(8.9)	$104.9
Charges (credits) to reconcile net income to cash flows used for operations:
Net realized investment gains	(2.4)	(112.0)
Change in net unrealized investment gains	62.8	—
Net realized gains from sale of common stock of subsidiary	(1.0)	—
Dividends paid on mandatorily redeemable preferred stock	11.8	14.1
Other operating items:
Net change in loss and LAE reserves	(54.8)	(141.1)
Net change in unearned premiums	44.4	19.3
Net change in ceded reinsurance payable	(4.5)	18.5
Net change in premiums receivable	(62.3)	(28.5)
Net change in reinsurance recoverable on paid and unpaid losses	57.4	88.3
Net change in other assets and liabilities	(146.3)	(123.1)
Net cash used for operations	(103.8)	(159.6)
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	(85.1)	62.6
Purchases of short-term held-to-maturity investments	(7.1)	—
Maturities of fixed maturity investments	481.9	261.7
Maturities of investments held-to-maturity	312.6	(6.9)
Sales of fixed maturity investments	484.5	796.4
Sales of common equity securities	85.2	192.7
Sales of convertible bonds	107.2	74.1
Sales of other investments	18.9	16.1
Purchases of fixed maturity investments	(558.1)	(861.4)
Purchases of common equity securities	(208.3)	(136.3)
Purchases of convertible bonds	(73.3)	(152.1)
Purchases of other investments	(20.6)	(28.0)
Sale of common stock of subsidiary, net of sales costs	4.2	—
Net change in unsettled investment purchases and sales	46.6	(13.5)
Net acquisitions of property and equipment	(0.1)	(9.0)
Net cash provided from investing activities	588.5	196.4
Cash flows from financing activities:
Redemption of mandatorily redeemable preferred stock of subsidiary	(300.0)	—
Repayment of debt	(2.0)	(2.0)
Cash dividends paid to OneBeacon U.S. Enterprises Holdings, Inc.	(169.9)	(35.0)
Dividends paid on mandatorily redeemable preferred stock	(11.8)	(14.1)
Net cash used for financing activities	(483.7)	(51.1)
Net increase (decrease) in cash during period	1.0	(14.3)
Cash balance at beginning of period	47.2	41.4
Cash balance at end of period	$48.2	$27.1

Supplemental cash flows information:
Interest paid	$22.2	$22.1
Tax payments made under tax sharing agreements	60.9	90.6

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Nature of Operations and Summary of Significant Accounting Policies

Basis of presentation

These interim consolidated financial statements include the accounts of OneBeacon U.S. Holdings, Inc. (the “Company” or “OBH”), formerly known as Fund American Companies, Inc., and its subsidiaries (collectively, “OB Holdings”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). OB Holdings’ operating companies are U.S.-based property and casualty insurance writers, most of which operate in a multi-company pool. OB Holdings offers a wide range of specialty, commercial and personal products and services sold primarily through select independent agencies and brokers.

OBH was created in 2000 by White Mountains Insurance Group, Ltd. (“White Mountains”) to acquire and subsequently be the holding company for OneBeacon Insurance Group LLC (together with its subsidiaries, “OneBeacon”). On June 1, 2001, OBH acquired OneBeacon from Aviva plc (“Aviva”, formerly CGNU), (the “OneBeacon Acquisition”). During 2006, White Mountains undertook an internal reorganization and formed OneBeacon Insurance Group, Ltd. (“OBIG”) for the purpose of holding certain of its property and casualty insurance businesses. As part of this reorganization, certain of White Mountains’ businesses that were historically indirect wholly-owned subsidiaries of White Mountains, including OBH, became indirect wholly-owned subsidiaries of OBIG. During the fourth quarter of 2006, White Mountains sold 27.6 million or 27.6% of OBIG’s common shares in an initial public offering. As of June 30, 2008, White Mountains owned 75.1% of OBIG’s common shares. Within this report, the term “OB Holdings” is used to refer to one or more entities within the consolidated organization, as the context requires. The Company is a U.S. based company with its headquarters located at 1 Beacon Lane, Canton, Massachusetts 02021 and its principal executive office located at 601 Carlson Parkway, Minnetonka, Minnesota 55305.

OB Holdings’ reportable segments are Primary Insurance Operations and Other Operations. OB Holdings’ Primary Insurance Operations segment includes the results of substantially all of its insurance operations. OB Holdings’ Other Operations segment consists of the activities of the Company.

All significant intercompany transactions have been eliminated in consolidation. These interim financial statements include all adjustments, consisting of a normal recurring nature, considered necessary by management to fairly present the financial position, results of operations and cash flows of the Company. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Refer to the Company’s 2007 Annual Report on Form 10-K for a complete discussion regarding OB Holdings’ significant accounting policies. Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.

Recently Adopted Changes in Accounting Principles

Fair Value Measurements

On January 1, 2008, OB Holdings adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information. Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an “exit price”). The Statement establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in SFAS 157 prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets or liabilities have the highest priority (“Level 1”), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities (“Level 2”) and unobservable inputs, including the reporting entity’s estimates of the assumptions that market participants would use, having the lowest priority (“Level 3”). See Note 5 for further financial statement disclosure required pursuant to SFAS 157.

Fair Value Option

On January 1, 2008, OB Holdings adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows companies to make an election, on an individual instrument basis, to report financial assets and liabilities at fair value. The election must be made at the inception of a transaction and may not be reversed. The election may also be made for existing financial assets and liabilities at the time of adoption. Unrealized gains and losses on assets or liabilities for which the fair value option has been elected are reported in revenues.

OB Holdings has made the fair value election for its portfolio of available-for-sale securities and its investments in limited partnerships, hedge funds and private equity interests.  See Note 5 for further discussion. Upon adoption, OB Holdings recorded an adjustment of $182.4 million to reclassify net unrealized gains, after tax, and net unrealized foreign currency translation gains, after tax, related to investments from accumulated other comprehensive income to opening retained earnings.  Subsequent to adoption, OB Holdings’ portfolio of available-for-sale securities was reclassified as trading and changes in fair value are reported in revenues before the effect of tax. See Note 5 for further discussion. The Company believes that making the election results in reporting its investment results on a basis consistent with one of its operating principles, namely to manage investments for total return.

Recent Accounting Pronouncements

Business Combinations and Non-controlling Interests

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”) and SFAS No. 160, “Noncontrolling Interests—an amendment to ARB 51” (“SFAS 160”). SFAS 141R requires the acquiring company to recognize the fair value of all assets acquired and liabilities assumed at their fair values at the acquisition date, with certain exceptions including income taxes which will continue to be accounted for under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). This represents a basic change in approach from the old cost allocation method originally described in SFAS 141. In addition, SFAS 141R changes the accounting for step acquisitions since it requires recognition of all assets acquired and liabilities assumed, regardless of the acquirer’s percentage of ownership in the acquiree. This means that the acquirer will measure and recognize all of the assets, liabilities and goodwill, not just the acquirer’s share. Assets and liabilities arising from contractual contingencies are to be recognized at the acquisition date, at fair value. Non-contractual contingencies are to be recognized when it is more likely than not that they meet the Statement of Financial Accounting Concepts No. 6, “Elements of Financial Statements (A Replacement of FASB Concepts Statement No. 3—Incorporating an Amendment of FASB Concepts Statement No. 2)” criteria for an asset or liability. Previously under SFAS 141, recognition of preacquisition contingencies was deferred until the criteria in SFAS No. 5, “Accounting for Contingencies,” (“SFAS 5”) had been met. Changes in the amount of deferred taxes arising from a business combination are to be recognized in either income or through a change in contributed capital, depending on the circumstances. Previously under SFAS 109, such changes were recognized through goodwill. Acquisition related costs, such as legal fees and due diligence costs, would be expensed and would not be recognized as part of goodwill. The classification of insurance and reinsurance contracts are re-evaluated at the acquisition date only if their terms were changed in connection with the acquisition.

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

SFAS 141R and SFAS 160 are effective for fiscal years beginning after December 15, 2008 and shall be applied prospectively. OB Holdings is in the process of evaluating the potential effect of adoption of SFAS 141R and SFAS 160.

Derivatives and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires disclosure of the following:  objectives for using derivative instruments in terms of underlying risk and accounting designation, the fair values of derivative instruments and their gains and losses in a tabular format, and information about credit-risk-related contingent features. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. OB Holdings is in the process of evaluating the potential effect of adoption of SFAS 161.

NOTE 2. Dispositions

During the first quarter of 2008, OB Holdings sold one of its inactive licensed subsidiaries, Midwestern Insurance Company, to National Guaranty Insurance Company for $4.2 million in cash and recorded a pre-tax gain of $1.0 million through net other revenues.

NOTE 3. Reserves for Unpaid Loss and LAE

The following table summarizes the loss and LAE reserve activities of OB Holdings’ insurance subsidiaries for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	($ in millions)
Gross beginning balance	$4,460.4	$4,773.9	$4,480.3	$4,837.7
Less beginning reinsurance recoverable on unpaid losses	(2,601.3)	(2,820.5)	(2,629.5)	(2,842.6)
Net loss and LAE reserves	1,859.1	1,953.4	1,850.8	1,995.1
Loss and LAE incurred relating to:
Current year losses	274.0	295.8	587.5	596.0
Prior year losses	0.4	(12.7)	(12.2)	(24.7)
Total incurred loss and LAE	274.4	283.1	575.3	571.3
Accretion of fair value adjustment to net loss and LAE reserves	3.0	4.0	6.0	8.0
Loss and LAE paid relating to:
Current year losses	(117.9)	(124.6)	(186.0)	(200.6)
Prior year losses	(165.0)	(184.8)	(392.5)	(442.7)
Total loss and LAE payments	(282.9)	(309.4)	(578.5)	(643.3)
Net ending balance	1,853.6	1,931.1	1,853.6	1,931.1
Plus ending reinsurance recoverable on unpaid losses	2,571.9	2,765.5	2,571.9	2,765.5
Gross ending balance	$4,425.5	$4,696.6	$4,425.5	$4,696.6

During the three months ended June 30, 2008, OB Holdings experienced $0.4 million of adverse development on prior accident year losses primarily related to adverse development at AutoOne and in run-off, offset by favorable development on prior accident year loss reserves due to lower than expected severity on non-catastrophe losses primarily related to professional liability in specialty lines and package business in commercial lines. During the three months ended June 30, 2007, OB Holdings experienced $12.7 million of favorable development on prior accident year loss reserves.  The favorable development was primarily related to automobile liability in traditional personal lines, property liability in commercial lines and professional liability and tuition reimbursement in specialty lines.

During the six months ended June 30, 2008, OB Holdings experienced $12.2 million of favorable development on prior accident year loss reserves due to lower than expected severity on non-catastrophe losses and favorable development on a prior accident year catastrophe. The favorable non-catastrophe development was primarily related to professional liability in specialty lines and package business in commercial lines partially offset by adverse development at AutoOne and in run-off. During the six months ended June 30, 2007, OB Holdings experienced $24.7 million of favorable development on prior accident year loss reserves primarily related to professional liability in specialty lines, property liability in commercial lines and automobile liability in personal lines.

In connection with purchase accounting for the OneBeacon Acquisition, loss and LAE reserves and the related reinsurance recoverables were adjusted to fair value on the balance sheets. The net reduction to loss and LAE reserves is being recognized through an income statement charge ratably with and over the period the claims are settled. Accordingly, OB Holdings recognized $3.0 million and $6.0 million of such charges for the three and six months ended June 30, 2008, respectively, and $4.0 million and $8.0 million of such charges for the three and six months ended June 30, 2007, respectively. As of June 30, 2008, the outstanding pre-tax unaccreted adjustment was $11.4 million.

NOTE 4. Reinsurance

In the normal course of business, OB Holdings’ insurance subsidiaries seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. OB Holdings remains liable for risks reinsured even if the reinsurer does not honor its obligations under reinsurance contracts.

Effective July 1, 2008, OB Holdings renewed its property catastrophe reinsurance program through June 30, 2009.  The program provides coverage for OB Holdings’ property business including automobile physical damage, as well as acts of terrorism unless committed on behalf of a foreign interest (or utilizing nuclear, biological, chemical or radiological devices). Under the program, the first $150 million of losses resulting from any single catastrophe are retained and $650 million of the next $700 million of losses resulting from the catastrophe are reinsured.  Any loss above $850 million would be retained. In the event of a catastrophe, OB Holdings’ property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.

At June 30, 2008, OB Holdings had $22.1 million of reinsurance recoverables on paid losses and $2,785.0 million (gross of $213.1 million in purchase accounting adjustments, as described in Note 3) that will become recoverable if claims are paid in accordance with current reserve estimates. The collectibility of balances due from OB Holdings’ reinsurers is critical to OB Holdings’ financial strength because reinsurance contracts do not relieve OB Holdings of its primary obligation to its insureds. OB Holdings is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. OB Holdings monitors the financial strength of its reinsurers on an ongoing basis. As a result, uncollectible amounts have historically not been significant. The following table provides a listing of OB Holdings’ top reinsurers for its primary insurance operations, excluding industry pools and associations and affiliates of OB Holdings, based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurers’ A.M. Best ratings.

($ in millions)	Balance at June 30, 2008	% of total	A.M. Best Rating(1)
National Indemnity Company and General Reinsurance Corporation (2)	$2,016.7	72%	A	++
Tokio Marine and Nichido Fire (3)	56.3	2%	A	++
Munich Reinsurance America (formerly America Reinsurance Company)	45.8	2%	A	+
QBE Insurance Corporation	36.1	1%	A
Swiss Re	27.3	1%	A	+

(1)          A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen ratings), “A+” (Superior, which is the second highest of fifteen ratings), and “A” (Excellent, which is the third highest of fifteen ratings).

(2)          Includes $404.0 million of Third Party Recoverables, which NICO would pay under the terms of the NICO Cover if they are unable to collect from third party reinsurers. OB Holdings also has an additional $296.1 million of Third Party Recoverables from various reinsurers, the majority of which are rated “A” or better by A.M. Best.

(3)          Excludes $46.4 million of reinsurance recoverables from various reinsurers that are guaranteed by Tokio Marine and Nichido Fire under the terms of a 100% quota reinsurance agreement between Houston General Insurance Company and Tokio Marine and Nichido Fire.

In connection with the OneBeacon Acquisition, Aviva caused OneBeacon to purchase two reinsurance contracts: a reinsurance contract with National Indemnity Company (“NICO”), for up to $2.5 billion in old asbestos and environmental (“A&E”) claims and certain other exposures (the “NICO Cover”) and an adverse development cover from General Reinsurance Corporation (“GRC”) for up to $570.0 million, comprised of $400.0 million of adverse development on losses occurring in years 2000 and prior (the “GRC Cover”) in addition to $170.0 million of reserves ceded as of the date of the OneBeacon Acquisition. The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the OneBeacon Acquisition, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for as a seller guarantee under GAAP in accordance with Emerging Issues Task Force Technical Matter Document No. D-54. NICO and GRC are wholly-owned subsidiaries of Berkshire Hathaway, Inc. (“Berkshire”).

Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OB Holdings’ third party reinsurers (“Third Party Reinsurers”) in existence at the time the NICO Cover was executed (“Third Party Recoverables”). As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OB Holdings. The Company estimates that on an incurred basis, net of Third Party Recoverables, as of June 30, 2008 it has used approximately $2.1 billion of the coverage provided by NICO. Approximately $1.0 billion of these incurred losses have been paid by NICO through June 30, 2008. Since entering into the NICO Cover, $41.6 million of the $2.1 billion of utilized coverage from NICO related to uncollectible Third Party Recoverables. To the extent that actual experience differs from OB Holdings’ estimate of ultimate A&E losses and Third Party Recoverables, future losses could utilize some or all of the protection remaining under the NICO Cover.

Pursuant to the GRC Cover, OB Holdings is not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. OB Holdings intends to only seek reimbursement from GRC for claims which result in payment patterns similar to those supporting its recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by OB Holdings on its own investments. This cost, if any, is expected to be small.

NOTE 5. Investment Securities

OB Holdings’ invested assets are comprised of securities and other investments held for general investment purposes and assets held in an irrevocable grantor trust account. Refer to the Company’s 2007 Annual Report on Form 10-K for a complete discussion regarding the trust account.

Prior to adoption of SFAS 159, OB Holdings’ fixed maturity investments and common equity securities, excluding convertible bonds which are described below, held for general investment purposes, were classified as available-for-sale and reported at fair value. Net unrealized investment gains and losses on available-for-sale securities were reported net, after-tax, as a separate component of shareholder’s equity. Changes in net unrealized investment gains and losses, after-tax, were reported as a component of other comprehensive income. Upon adoption of SFAS 159 on January 1, 2008, the portfolio of fixed maturity investments and common equity securities, excluding convertible bonds, held for general investment purposes were reclassified as trading. Trading securities are reported at fair value as of the balance sheet date as determined by quoted market prices when available. Realized and unrealized investment gains and losses on trading securities are reported, pre-tax in revenues. See Recently Adopted Changes in Accounting Principles of Note 1 for further discussion.

OB Holdings has elected the fair value option under SFAS 159 for its investments in convertible bonds effective January 1, 2008. Convertible bonds are carried at fair value with changes therein recorded in revenues as unrealized investment gains or losses. See Recently Adopted Changes in Accounting Principles of Note 1 for further discussion. Prior to adoption of SFAS 159, OB Holdings recorded its convertible bonds in accordance with SFAS No. 155, “Accounting for Certain Hybrid Instruments, an amendment to Statements No. 133 and 140” (“SFAS 155”). Under SFAS 155, OB Holdings had accounted for the convertible bonds on a fair value basis with changes in fair value recorded through revenues as realized investment gains or losses.

The fixed maturity investments held in the trust account were classified as held-to-maturity as OB Holdings had the ability and intent to hold the investments until maturity. Securities classified as held-to-maturity were recorded at amortized cost.

Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year. Certain of the investments purchased to fund the trust matured within one year and were therefore reflected as short-term investments. In addition, some of the interest payments on the assets in the trust were reinvested in short-term investments. Short-term investments are carried at amortized cost, which approximated fair value as of June 30, 2008 and December 31, 2007.

Other investments include limited partnerships, hedge funds and private equity interests. Prior to January 1, 2008, changes in OB Holdings’ interest in other investments accounted for using the equity method were included in net realized investment gains (losses). Changes in OB Holdings’ interest in other investments not accounted for under the equity method were reported, net of tax, as a component of common shareholder’s equity with changes therein reported, after-tax, as a component of other comprehensive income. Upon adoption of SFAS 159 on January 1, 2008, OB Holdings measures its investments in limited partnerships, hedge funds and private equity interests at fair value with changes therein reported in revenues on a pre-tax basis. See Recently Adopted Changes in Accounting Principles of Note 1 for further discussion.

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

OB Holdings’ net investment income is comprised primarily of interest income associated with OB Holdings’ fixed maturity investments, dividend income from its equity investments and interest income from its short-term investments. Net investment income for the three and six months ended June 30, 2008 and 2007 consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	($ in millions)
Investment income:
Fixed maturity investments	$39.2	$49.5	$81.6	$93.3
Short-term investments	2.1	2.9	5.0	6.6
Common equity securities	4.4	3.5	9.0	6.8
Convertible bonds	1.6	1.9	3.2	3.2
Other investments	0.7	0.7	1.2	1.4
Total investment income	48.0	58.5	100.0	111.3
Less investment expenses	(3.8)	(5.5)	(7.1)	(8.7)
Net investment income, pre-tax	$44.2	$53.0	$92.9	$102.6

The composition of net realized investment gains (losses) consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	($ in millions)
Fixed maturity investments	$(6.3)	$3.9	$(14.4)	$9.8
Common equity securities	10.3	38.4	15.1	78.9
Convertible bonds	(5.5)	3.4	(1.3)	3.4
Other investments	0.4	11.4	3.0	19.9
Net realized investment gains, pre-tax	$(1.1)	$57.1	$2.4	$112.0

During the three and six months ended June 30, 2008, OB Holdings recognized $35.7 million and $47.1 million, respectively, in pre-tax other-than-temporary impairment charges. During the three and six months ended June 30, 2007, OB Holdings did not recognize any material pre-tax other-than-temporary impairment charges.

The components of OB Holdings’ ending net unrealized investment gains and losses on its available-for-sale investment portfolio were as follows:

Year ended December 31, 2007
($ in millions)
Investment securities:(1)
Gross unrealized investment gains	$267.2
Gross unrealized investment losses	(32.2)
Net unrealized gains from investment securities	235.0
Income taxes attributable to such gains	(81.1)
Total net unrealized investment gains, after-tax	$153.9

(1)                                  Does not include deferred gains and losses on sales of investments between OB Holdings and entities under White Mountains’ common control of $16.0 million, after-tax, as of December 31, 2007.

In connection with OBIG’s initial public offering, an irrevocable grantor trust was established to economically defease the Company’s mandatorily redeemable preferred stock.  The assets of the trust were solely dedicated to payments of dividends and redemption amounts on the mandatorily redeemable preferred stock.  The assets held in the trust included fixed maturity and short-term investments which were classified and accounted for as held-to-maturity.  During the second quarter of 2008, trust assets were utilized to redeem the $300.0 million Berkshire Hathaway, Inc. (“Berkshire”) Preferred Stock (“Berkshire Preferred Stock”). Refer to the Company’s 2007 Annual Report on Form 10-K for a complete discussion of the economic defeasance of the Company’s mandatorily redeemable preferred stock. The carrying value, gross unrealized investment gains and losses, and estimated market values of OB Holdings’ fixed maturity held-to-maturity investments, carried at amortized cost, as of December 31, 2007 were as follows:

	December 31, 2007
	Carrying Value	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Estimated Market Value
	($ in millions)
U.S. Government obligations	$305.5	$1.4	$—	$—	$306.9
Total fixed maturity investments	$305.5	$1.4	$—	$—	$306.9

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of OB Holdings’ fixed maturity investments as of June 30, 2008 and December 31, 2007, were as follows:

	June 30, 2008
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
U.S. Government and agency obligations	$385.7	$18.1	$(0.3)	$—	$403.5
Debt securities issued by industrial corporations	955.8	0.6	(13.8)	11.4	954.0
Municipal obligations	7.8	0.3	—	—	8.1
Asset-backed securities	891.9	13.3	(4.9)	—	900.3
Foreign government obligations	97.4	0.4	(0.8)	—	97.0
Preferred stocks	103.8	0.7	(18.1)	8.3	94.7
Total fixed maturity investments	$2,442.4	$33.4	$(37.9)	$19.7	$2,457.6

	December 31, 2007
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
U.S. Government and agency obligations	$471.1	$17.4	$(0.1)	$—	$488.4
Debt securities issued by industrial corporations	1,085.7	13.6	(12.8)	7.9	1,094.4
Municipal obligations	8.1	0.4	—	—	8.5
Asset-backed securities	1,032.1	12.0	(1.7)	—	1,042.4
Foreign government obligations	133.4	0.7	(0.1)	—	134.0
Preferred stocks	131.5	7.5	(2.1)	8.4	145.3
Total fixed maturity investments	$2,861.9	$51.6	$(16.8)	$16.3	$2,913.0

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of OB Holdings’ common equity securities and other investments as of June 30, 2008 and December 31, 2007, were as follows:

	June 30, 2008
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
Common equity securities	$780.4	$161.4	$(29.4)	$1.9	$914.3
Other investments	$248.7	$118.1	$(8.7)	$—	$358.1

	December 31, 2007
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
	($ in millions)
Common equity securities	$641.7	$157.6	$(13.3)	$2.4	$788.4
Other investments	$292.7	$58.0	$(2.1)	$—	$348.6

The cost of other investments as of December 31, 2007 includes $48.8 million related to the equity changes in OB Holdings’ interest in other investments accounted for using the equity method which, prior to the adoption of SFAS 159, were included in realized investment gains or losses.

Fair value measurements at June 30, 2008

As described above, OB Holdings adopted SFAS 157 on January 1, 2008. SFAS 157 established a hierarchy of fair value measurements based upon the nature of the inputs as follows:

Level 1 — Valuations based on quoted prices in active markets for identical assets;

Level 2 — Valuations based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and quoted prices in active markets for similar, but not identical instruments; and

Level 3 — Valuations based on unobservable inputs.

As of June 30, 2008, approximately 89% of the investment portfolio recorded at fair value was priced based upon observable inputs.

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

Other investments, which are comprised of limited partnerships, hedge funds and private equity interests for which the SFAS 159 fair value option has been elected, are carried at fair value based upon OB Holdings’ proportionate interest in the underlying partnership’s or fund’s net asset value, which is deemed to approximate fair value.  In circumstances where the partnership net asset value is deemed to differ from fair value due to illiquidity or other factors, net asset value is adjusted accordingly. As of June 30, 2008, these investments represented approximately 8% of the investment portfolio recorded at fair value.

The fair value measurements at June 30, 2008 and their related inputs are as follows:

	Fair value at June 30, 2008	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	($ in millions)
Fixed maturity investments	$2,457.6	$403.5	$1,956.0	$98.1
Common equity securities	914.3	877.9		36.4
Convertible bonds	320.9	—	320.9	—
Short-term investments	365.6	365.6	—	—
Other investments	358.1	—	—	358.1
Total	$4,416.5	$1,647.0	$2,276.9	$492.6

The changes in Level 3 fair value measurements for the three and six months ended June 30, 2008 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments	Total
	($ in millions)
Balance at January 1, 2008	$168.9	$70.3	$19.3	$348.6	$607.1
Total realized and unrealized gains (losses)	(4.6)	0.3	—	(9.9)	(14.2)
Purchases and sales, net	—	—	—	0.1	0.1
Transfers in (out) of Level 3, net	(53.4)	(36.3)	(17.1)	—	(106.8)
Balance at March 31, 2008	$110.9	$34.3	$2.2	$338.8	$486.2
Total realized and unrealized gains (losses)	(18.2)	1.5	—	17.7	1.0
Purchases and sales, net	10.1	0.6	—	1.6	12.3
Transfers in (out) of Level 3, net	(4.7)	—	(2.2)	—	(6.9)
Balance at June 30, 2008	$98.1	$36.4	$—	$358.1	$492.6

The majority of the transfers out of Level 3 within fixed maturity investments during the three months ended March 31, 2008 represent securities for which observable inputs were unavailable as of December 31, 2007 mainly because the securities were relatively new issuances and/or limited market data was available. Such securities were manually priced using a combination of market inputs such as benchmark interest rates, market comparables and/or broker quotes. With respect to common equity securities, as a result of efforts to adopt SFAS 157 and 159, OB Holdings was able to obtain additional information on the underlying common equity securities for a limited partnership that it consolidates in its financial statements. These common equity securities which are priced based on quoted prices were transferred out of Level 3 into Level 1 during the three months ended March 31, 2008. There were no significant transfers in (out) of Level 3 during the three months ended June 30, 2008.

The following table summarizes the change in net unrealized gains or losses for assets designated as Level 3 at June 30, 2008:

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
	($ in millions)
Fixed maturity investments	$(18.2)	$(23.9)
Common equity securities	1.5	2.2
Convertible bonds	—	—
Short-term investments	—	—
Other investments	17.3	4.7
Total	$0.6	(17.0)

The changes in fair value for the three months ended June 30, 2008 are as follows:

	Net unrealized gains (losses) (1)	Net foreign currency translation gains (losses) (1)	Total changes in fair value reflected in revenues (1)
	($ in millions)
Fixed maturity investments	$(45.0)	$2.5	$(42.5)
Common equity securities	23.0	0.2	23.2
Convertible bonds	(0.2)	—	(0.2)
Short-term investments	—	0.5	0.5
Other investments	17.3	—	17.3
Total	$(4.9)	$3.2	$(1.7)

(1)          Includes changes in deferred gains and losses on sales of investments between OB Holdings and entities under White Mountains’ common control of $(0.9) million, pre-tax, for the three months ended June 30, 2008.

The changes in fair value for the six months ended June 30, 2008 are as follows:

	Net unrealized gains (losses) (1)	Net foreign currency translation gains (losses) (1)	Total changes in fair value reflected in revenues (1)
	($ in millions)
Fixed maturity investments	$(43.8)	$3.2	$(40.6)
Common equity securities	(12.3)	(0.6)	(12.9)
Convertible bonds	(15.5)	—	(15.5)
Short-term investments	—	1.5	1.5
Other investments	4.7	—	4.7
Total	$(66.9)	$4.1	$(62.8)

(1)          Includes changes in deferred gains and losses on sales of investments between OB Holdings and entities under White Mountains’ common control of $(4.7) million, pre-tax, for the six months ended June 30, 2008.

In addition to the investment portfolio described above, OB Holdings has $27.4 million of liabilities recorded at fair value in accordance with SFAS 157 and included in other liabilities.  These liabilities relate to securities that have been sold short by a limited partnership that OB Holdings invests in and is required to consolidate under GAAP.  All of the liabilities included in the $27.4 million have been deemed to have a Level 1 designation.

NOTE 6. Segment Information

OB Holdings’ segments consist of the following: (1) Primary Insurance Operations; and (2) Other Operations. OB Holdings has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Board of Directors. Significant intercompany transactions among OB Holdings’ segments have been eliminated herein. Financial information for OB Holdings’ segments follows:

	Primary
	Insurance	Other
	Operations	Operations	Total
	($ in millions)
Three months ended June 30, 2008
Earned premiums	$463.8	$—	$463.8
Net investment income	41.2	3.0	44.2
Net realized investment gains (losses)	0.1	(1.2)	(1.1)
Change in net unrealized investment gains	(2.5)	0.8	(1.7)
Net other revenues (expenses)	3.0	(0.5)	2.5
Total revenues	505.6	2.1	507.7
Loss and LAE	274.4	—	274.4
Policy acquisition expenses	84.3	—	84.3
Other underwriting expenses	79.2	—	79.2
General and administrative expenses	3.6	0.2	3.8
Accretion of fair value adjustment to loss and LAE reserves	—	3.0	3.0
Interest expense on debt	0.8	10.6	11.4
Interest expense on preferred stock subject to mandatory redemption	—	15.8	15.8
Total expenses	442.3	29.6	471.9
Pre-tax income (loss)	$63.3	$(27.5)	$35.8
Three months ended June 30, 2007
Earned premiums	$465.0	$—	$465.0
Net investment income	48.7	4.3	53.0
Net realized investment gains	56.9	0.2	57.1
Change in net unrealized investment gains	—	—	—
Net other revenues (expenses)	3.3	(0.9)	2.4
Total revenues	573.9	3.6	577.5
Loss and LAE	283.1	—	283.1
Policy acquisition expenses	78.3	—	78.3
Other underwriting expenses	89.6	—	89.6
General and administrative expenses	1.2	0.2	1.4
Accretion of fair value adjustment to loss and LAE reserves	—	4.0	4.0
Interest expense on debt	0.8	10.5	11.3
Interest expense on preferred stock subject to mandatory redemption	—	15.8	15.8
Total expenses	453.0	30.5	483.5
Pre-tax income (loss)	$120.9	$(26.9)	$94.0

	Primary Insurance Operations	Other Operations	Total
	($ in millions)
Six months ended June 30, 2008
Earned premiums	$919.1	$—	$919.1
Net investment income	84.3	8.6	92.9
Net realized investment gains (losses)	3.4	(1.0)	2.4
Change in net unrealized investment gains	(58.5)	(4.3)	(62.8)
Net other revenues (expenses)	7.0	(0.9)	6.1
Total revenues	955.3	2.4	957.7
Loss and LAE	575.3	—	575.3
Policy acquisition expenses	169.0	—	169.0
Other underwriting expenses	149.3	—	149.3
General and administrative expenses	5.7	0.2	5.9
Accretion of fair value adjustment to loss and LAE reserves	—	6.0	6.0
Interest expense on debt	1.8	21.1	22.9
Interest expense on preferred stock subject to mandatory redemption	—	33.4	33.4
Total expenses	901.1	60.7	961.8
Pre-tax income (loss)	$54.2	$(58.3)	$(4.1)
Six months ended June 30, 2007
Earned premiums	$933.9	$—	$933.9
Net investment income	94.4	8.2	102.6
Net realized investment gains	111.8	0.2	112.0
Change in net unrealized investment gains	—	—	—
Net other revenues (expenses)	6.6	(1.1)	5.5
Total revenues	1,146.7	7.3	1,154.0
Loss and LAE	571.3	—	571.3
Policy acquisition expenses	156.6	—	156.6
Other underwriting expenses	180.5	—	180.5
General and administrative expenses	1.2	0.2	1.4
Accretion of fair value adjustment to loss and LAE reserves	—	8.0	8.0
Interest expense on debt	1.7	21.0	22.7
Interest expense on preferred stock subject to mandatory redemption	—	31.1	31.1
Total expenses	911.3	60.3	971.6
Pre-tax income (loss)	$235.4	$(53.0)	$182.4

June 30, 2008
Total investments	$4,352.1	$64.4	$4,416.5
Reinsurance recoverable on paid and unpaid losses	2,807.1	(213.1)	2,594.0
Total assets	8,819.3	(150.8)	8,668.5
Loss and LAE reserves	4,650.0	(224.5)	4,425.5
Total liabilities	6,586.2	477.9	7,064.1
Total equity	2,233.1	(628.7)	1,604.4
December 31, 2007
Total investments	$4,525.9	$480.0	$5,005.9
Reinsurance recoverable on paid and unpaid losses	2,872.5	(221.1)	2,651.4
Total assets	9,136.1	252.2	9,388.3
Loss and LAE reserves	4,718.8	(238.5)	4,480.3
Total liabilities	6,864.4	740.7	7,605.1
Total equity	2,271.7	(488.5)	1,783.2

The following tables provide net written premiums and earned insurance premiums for OB Holdings’ Primary Insurance Operations by major underwriting unit and in total for the three and six months ended June 30, 2008 and 2007:

	Specialty	Commercial	Personal	Total (1)
	($ in millions)
Three months ended June 30, 2008
Net written premiums	$158.6	$202.2	$168.9	$529.6
Earned premiums	119.4	182.7	161.7	463.8
Three months ended June 30, 2007 (2)
Net written premiums	$109.1	$195.3	$180.4	$484.8
Earned premiums	107.4	177.1	180.5	465.0

	Specialty	Commercial	Personal	Total (1)
	($ in millions)
Six months ended June 30, 2008
Net written premiums	$269.5	$371.9	$313.6	$955.3
Earned premiums	229.8	363.7	325.3	919.1
Six months ended June 30, 2007 (2)
Net written premiums	$205.1	$366.6	$353.2	$925.1
Earned premiums	213.8	349.7	370.3	933.9

(1)          Includes results from run-off.

(2)          In the first quarter of 2008, within our Primary Insurance Operations segment, OB Holdings began to include Community Banks within commercial lines. Community Banks was formerly reported in specialty lines. The reporting change was undertaken to better align the reported results of OB Holdings’ underwriting units with their product and management structure. The prior period has been reclassified to conform to the current presentation.

NOTE 7. Retirement and Postretirement Plans

OneBeacon sponsors qualified and non-qualified, non-contributory, defined benefit pension plans covering substantially all employees who were employed as of December 31, 2001 and remain actively employed with OneBeacon. Current plans include a OneBeacon qualified pension plan (the “Qualified Plan”) and a OneBeacon non-qualified pension plan (the “Non-qualified Plan”) (collectively the “Plans”). OneBeacon’s Plans were frozen and curtailed in the fourth quarter of 2002.

The components of net periodic benefit costs for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	($ in millions)		($ in millions)
Service cost	$0.2	$0.6	$0.4	$1.1
Interest cost	1.7	6.6	3.4	13.2
Expected return on plan assets	(2.1)	(6.7)	(4.2)	(13.5)
Amortization of unrecognized loss	0.1	0.1	0.2	0.2
Net periodic benefit (income) cost	$(0.1)	$0.6	$(0.2)	$1.0

OneBeacon does not expect to make a contribution to its Qualified Plan in 2008. OneBeacon anticipates contributing $2.8 million to the Non-qualified Plan, for which OneBeacon has assets held in rabbi trusts. As of June 30, 2008, $1.5 million in contributions have been made to the Non-qualified Plan.

NOTE 8.  Employee Share-Based Incentive Compensation Plans

OB Holdings’ share-based compensation plans, consisting primarily of performance shares, are designed to maximize shareholder value over long periods of time by aligning the financial interests of its management with those of its owners. Performance shares are payable only upon achievement of pre-defined business goals and are valued based on the market value of OBIG’s common shares at the time awards are earned.  See “Performance Shares” below. Performance shares are typically paid in cash, though, in some instances, they may be paid in common shares or may be deferred in accordance with the terms of OB Holdings’ deferred compensation plans. OB Holdings expenses the full cost of all its share-based compensation.

OB Holdings records its share-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”), which is a revision to SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R applies to new grants of share-based awards, award modifications and the remaining portion of the fair value of unvested awards. The unvested portion of OB Holdings’ performance share awards, as well as new awards, are subject to the fair value measurement and recognition requirements of SFAS 123R.

Performance Shares

Prior to February 2007, the value of OB Holdings’ performance shares was based upon the market price of an underlying White Mountains common share (“WTM Performance Shares”).  In February 2007, all of OB Holdings’ WTM Performance Shares outstanding were replaced with performance shares whose value is based upon the market price of an underlying OBIG common share (“OB Performance Shares”).

The following summarizes performance share activity for OB Performance Shares for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008		2007
	Target OB Performance Shares outstanding	Accrued expense	Target OB Performance Shares outstanding	Accrued expense
	($ in millions )
Beginning of period	2,131,894	$6.9	1,114,645	$6.0
Payments and deferrals	—	—	—	—
New awards	69,958	1.8	23,674	0.1
Forfeitures and net change in assumed forfeitures	(15,644)	(0.2)	(15,978)	(0.1)
Expense recognized	—	1.2	—	4.1
End of period	2,186,208	$9.7	1,122,341	$10.1

	Six Months Ended June 30,
	2008		2007
	Target OB Performance Shares outstanding	Accrued expense	Target OB Performance Shares outstanding	Accrued expense
	($ in millions )
Beginning of period	1,058,194	$9.2	—	$—
Payments and deferrals (1)	(117,363)	(1.6)	—	—
New awards	1,397,100	4.0	908,460	—
Forfeitures and net change in assumed forfeitures	(151,723)	(0.6)	(68,820)	(0.3)
Transfers in (2)	—	—	282,701	4.1
(Income) expense recognized	—	(1.3)	—	6.3
End of period	2,186,208	$9.7	1,122,341	$10.1

(1)          Performance share payments in 2008 for the 2007 performance cycle were based upon a performance factor of 63%.

(2)          In February 2007, OB Holdings’ WTM Performance Shares were replaced with OB Performance Shares of an equivalent value.

The following summarizes performance share activity for WTM Performance Shares for the three and six months ended June, 30 2007:

	Three months ended June 30,		Six months ended June 30,
	2007		2007
	Target WTM Performance Shares outstanding	Accrued expense	Target WTM Performance Shares outstanding	Accrued expense
	($ in millions)		($ in millions)
Beginning of period	—	$—	16,470	$7.8
Payments and deferrals (1)	—	—	(4,400)	(3.7)
New awards	—	—	—	—
Forfeitures and net change in assumed forfeitures	—	—	—	—
Transfers out (2)	—	—	(12,070)	(4.1)
Expense recognized	—	—	—	—
End of period	—	$—	—	$—

(1)                                  Performance share payments in 2007 for the 2004-2006 performance cycle were based upon a performance factor of 145%.

(2)                  In February 2007, OB Holdings’ WTM Performance Shares were replaced with OB Performance Shares of an equivalent value.

The following summarizes performance shares outstanding and accrued performance share expense at June 30, 2008 for each performance cycle:

	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Performance cycle:
2007—2008	137,400	$2.1
2007—2009	770,132	3.9
2008—2010	1,334,221	3.9
Sub-total	2,241,753	9.9
Assumed forfeitures	(55,545)	(0.2)
Total at June 30, 2008	2,186,208	$9.7

If 100% of the outstanding performance shares had been vested on June 30, 2008, the total additional compensation cost to be recognized would have been $23.1 million, based on current accrual factors (common share price and payout assumptions).

All performance shares earned for the 2007 and the 2004-2006 performance cycles were settled in cash or by deferral into certain non-qualified deferred compensation plans of the Company’s subsidiaries.

NOTE 9.  Income Taxes

OBH and its subsidiaries are domiciled in the United States.  The majority of OB Holdings’ operations are taxed in the United States.

OB Holdings’ income tax provision related to pre-tax income or loss from continuing operations for the six months ended June 30, 2008 and 2007 represented effective tax rates of 117.1% and 42.5%, respectively.  The effective tax rates were higher than the U.S. statutory rate of 35% primarily due to non-deductible dividends and accretion on the Berkshire Preferred Stock.  In arriving at the effective tax rate for the six months ended June 30, 2008, OB Holdings is treating the change in net unrealized investment gains as a discrete item separate from the other components of pre-tax income or loss.  Therefore, the benefit of these net losses is calculated at the statutory rate applicable to the jurisdiction in which the losses are recorded.  The investment assets incurring current period unrealized net losses for the six months ended June 30, 2008, are recorded in the U.S., and are taxed at the statutory rate of 35%.  OB Holdings believes that the treatment of the change in net unrealized investment gains as a discrete item is appropriate since a reliable estimate for the full year cannot be made.

On January 1, 2007 OB Holdings adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 prescribes when the benefit of a given tax position should be recognized and how it should be measured.  In connection with the adoption of FIN 48, OB Holdings has recognized a $0.3 million increase in the liability for unrecognized tax benefits, primarily as a result of increases in its estimates of accrued interest.  The effect of adoption has been recorded as an adjustment to opening retained earnings.

Under FIN 48, OB Holdings classifies all interest and penalties on unrecognized tax benefits as part of income tax expense.  With few exceptions, OB Holdings is no longer subject to U.S. federal, state or non-U.S. income tax examinations for years before 2003.  OBH and its subsidiaries join in the filing of a Federal consolidated tax return.  The consolidated parent, which is not included in these financial statements, is OneBeacon U.S. Financial Services, Inc. (“OBFS”), formerly known as Fund American Financial Services, Inc.  The Internal Revenue Service (“IRS”) commenced an examination of OBFS’ U.S. income tax returns for 2003 through 2004 in the second quarter of 2006.  On June 30, 2008, OBFS received Form 4549-A (Income Tax Examination Changes) from the IRS relating to the examination of tax years 2003 and 2004.  The portion of the assessment that relates to OB Holdings is $5.9 million of tax.  The estimated total assessment, including interest is $6.3 million.  OBFS disagrees with the adjustments proposed by the IRS and intends to vigorously defend its position.  The timing of the resolution of these items is uncertain, however it is reasonably possible that the resolution could occur within the next 12 months.  An estimate of the range of potential outcomes cannot be made at this time.  OB Holdings does not expect the resolution of this examination to result in a material change to its financial position.

NOTE 10. Commitments and Contingencies

Legal Contingencies

OB Holdings, and the insurance industry in general, is subject to litigation and arbitration in the normal course of business. Other than those items listed below, OB Holdings is not a party to any material litigation or arbitration other than as routinely encountered in claims activity, none of which is expected by management to have a material adverse effect on OB Holdings’ financial condition and/or cash flows.

On July 24, 2008, OneBeacon and Liberty Mutual Insurance Group (“Liberty Mutual”) entered into a Confidential Settlement Agreement and Release (the “Settlement Agreement”) that resolved nearly four years of arbitration and litigation. The disputes concerned amounts which Liberty Mutual asserted were due to it under agreements with OneBeacon (the “Liberty Agreements”) for unallocated loss adjustment expenses and amounts which OneBeacon asserted were due to it related to claims administration and reinsurance.  The Settlement Agreement represents a full and final resolution of the disputes related to the Liberty Agreements.

In connection with the Settlement Agreement, OneBeacon took a pre-tax charge in the amount of $9.2 million in the second quarter of 2008, representing a part of the cost of the settlement. OneBeacon made a cash payment to Liberty Mutual in the amount of $16.0 million on July 30, 2008. No further charges or payments will be made with respect to the disputed matters.

Refer to the Company’s 2007 Annual Report on Form 10-K, and in particular Item 3—“Legal Proceedings” for a brief description of all other non-routine legal proceedings. Damages sought by the claimants do not exceed 10% of the Company’s current assets.

Guarantees

Beginning in February 2006, OneBeacon Insurance Company (“OBIC”), a subsidiary of the Company, agreed to provide guarantees of the obligations of Galileo Weather Risk Management Ltd. (“Galileo”) to Galileo’s counterparty in certain weather-related product transactions. Galileo is a subsidiary of White Mountains. The guarantees require OBIC to pay the full amount of Galileo’s obligations to the counterparty in the event of Galileo’s failure to pay these obligations. In the event of a payment, OBIC would be eligible to exercise all of the rights of the counterparty against Galileo. As of June 30, 2008, OBIC has 6 outstanding guarantees, the total principal amount of which was approximately $51.5 million. In the event that the total guaranteed principal amount exceeds the lesser of 5% of OBIC’s admitted assets of $3.5 billion at December 31, 2007 or 25% of OBIC’s statutory surplus of $1.6 billion at December 31, 2007, OBIC would require the approval of the Pennsylvania Department of Insurance in order to make any further guarantees. OBIC has agreed, at White Mountains’ option, to continue to make these guarantees available until October 2008 and will receive from Galileo an annual fee of 25 basis points of the value at risk for providing the guarantees. Pursuant to a separation agreement entered into by OBIG and White Mountains in connection with OBIG’s initial public offering, White Mountains has agreed that it will take appropriate steps to ensure that OBIC will not be called on to make payment on these guarantees.

NOTE 11. Subsequent Events

In July 2008, OneBeacon and Liberty Mutual entered into the Settlement Agreement described in Note 10.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains “forward-looking statements.” Statements that are not historical in nature are forward-looking statements. OB Holdings cannot promise that our expectations in such forward-looking statements will turn out to be correct. OB Holdings’ actual results could be materially different from and worse than our expectations. See “Forward-Looking Statements” on page 39 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.

Results of Operations

Review of Consolidated Results

A summary of our consolidated financial results for the three and six months ended June 30, 2008 and 2007 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	($ in millions)
Net written premiums	$529.6	$484.8	$955.3	$925.1
Revenues
Earned premiums	463.8	465.0	919.1	933.9
Net investment income	44.2	53.0	92.9	102.6
Net realized investment (losses) gains	(1.1)	57.1	2.4	112.0
Change in net unrealized investment gains	(1.7)	—	(62.8)	—
Net other revenues	2.5	2.4	6.1	5.5
Total revenues	507.7	577.5	957.7	1,154.0
Expenses
Loss and LAE	274.4	283.1	575.3	571.3
Policy acquisition expenses	84.3	78.3	169.0	156.6
Other underwriting expenses	79.2	89.6	149.3	180.5
General and administrative expenses	3.8	1.4	5.9	1.4
Accretion of fair value adjustment to loss and LAE reserves	3.0	4.0	6.0	8.0
Interest expense on debt	11.4	11.3	22.9	22.7
Interest expense—dividends and accretion on preferred stock subject to mandatory redemption	15.8	15.8	33.4	31.1
Total expenses	471.9	483.5	961.8	971.6
Pre-tax income (loss)	35.8	94.0	(4.1)	182.4
Income tax provision	(17.4)	(38.7)	(4.8)	(77.5)
Net income (loss)	18.4	55.3	(8.9)	104.9
Other comprehensive income (loss)	1.3	(5.6)	—	3.3
Comprehensive net income (loss)	$19.7	$49.7	$(8.9)	$108.2

Consolidated Results—Three months ended June 30, 2008 versus three months ended June 30, 2007

Our pre-tax income for the three months ended June 30, 2008 was $35.8 million, compared to $94.0 million for the three months ended June 30, 2007 and our GAAP combined ratio was 94.4% for the second quarter of 2008, compared to 97.0% for the second quarter of 2007. As described below, effective January 1, 2008, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Liabilities” (SFAS 159) and elected to record the changes in unrealized gains and losses from our available-for-sale securities and our investments in limited partnerships, hedge funds and private equity interests in net income. In prior periods, these changes have been included in other comprehensive income. Accordingly net income and pre-tax income for 2008 periods are not directly comparable to such measures for 2007 periods.

The decrease in our GAAP combined ratio was primarily due to a decrease in our loss and LAE ratio driven by lower current accident year losses.  For the second quarter of 2008, we had $0.4 million in adverse development on prior accident year losses primarily related to non-catastrophe losses at AutoOne and in run-off, offset by favorable development on prior accident year loss reserves due to lower than expected severity on non-catastrophe losses primarily related to professional liability in specialty lines and package business in commercial lines. For the second quarter of 2007, we had favorable development on prior accident year losses of

$12.7 million primarily related to automobile liability in traditional personal lines, property liability in commercial lines and professional liability and tuition reimbursement in specialty lines.

Our total revenues decreased 12.1% in the second quarter of 2008 to $507.7 million, compared to $577.5 million in the second quarter of 2007. Net realized investment (losses) gains decreased 101.9% in the second quarter of 2008 to $(1.1) million, compared with $57.1 million in the second quarter of 2007. The decrease was mainly due to the sale in the second quarter of 2007 of certain convertible fixed maturity and equity securities in industry sectors that experienced significant appreciation and $35.7 million of impairment charges taken in the second quarter of 2008, mainly on securities in the banking sector. Under the fair value election of SFAS 159, we report changes in the fair value of our investment portfolio, excluding held-to-maturity investments, in pre-tax revenues. Prior to the adoption of SFAS 159, changes in net unrealized investment gains or losses were reported in other comprehensive income after tax. The change in net unrealized investment gains in the second quarter of 2008 was a decrease of $1.7 million reported in revenues compared to a decrease of $9.3 million reported in other comprehensive income in the second quarter of 2007. Net other revenues increased 4.2% in the second quarter of 2008 to $2.5 million, compared to $2.4 million in the second quarter of 2007.

Our income tax provision related to pre-tax income for the three months ended June 30, 2008 and 2007 represented effective tax rates of 48.6% and 41.2%, respectively, compared to the U.S. statutory rate of 35%.  The effective tax rates were higher than the U.S. statutory rate of 35% for the three months ended June 30, 2008 and 2007 primarily due to non-deductible dividends and accretion on the Berkshire Hathaway, Inc. (Berkshire) Preferred Stock (Berkshire Preferred Stock).

Consolidated Results—Six months ended June 30, 2008 versus six months ended June 30, 2007

Our pre-tax loss for the first six months of 2008 was $4.1 million, compared to pre-tax income of $182.4 million for the first six months of 2007 and our GAAP combined ratio was 97.2% for the first six months 2008, compared to 97.3% for the first six months of 2007. As described above, effective January 1, 2008, we adopted SFAS 159 and, accordingly net (loss) income and pre-tax (loss) income for 2008 periods are not directly comparable to such measures for 2007 periods.

Our GAAP combined ratio was essentially flat with decreases in our expense ratio offset by increases in our loss ratio.  Included in the first six months of 2007 was $9.1 million of office consolidation expenses associated with actions taken to optimize long-term occupancy costs, including our move to our new U.S. Headquarters in Canton, Massachusetts.  The increase in our loss and LAE ratio was primarily due to lower favorable development on prior accident year losses. The first six months of 2008 included $12.2 million of favorable development on prior accident year losses due to lower than expected severity on non-catastrophe losses and favorable development on a prior accident year catastrophe. The favorable non-catastrophe development was primarily related to professional liability in specialty lines and package business in commercial lines partially offset by adverse development at AutoOne and in run-off. The first six months of 2007 included $24.7 million of favorable development on prior accident year losses primarily related to professional liability in specialty lines, property liability in commercial lines and automobile liability in personal lines.

Our total revenues decreased 17.0% in the first six months of 2008 to $957.7 million, compared to $1,154.0 million in the first six months of 2007. As described above, under the fair value election of SFAS 159, we report changes in the fair value of our investment portfolio, excluding held-to-maturity investments, in pre-tax revenues. The change in net unrealized investment gains in the first six months of 2008 was a decrease of $62.8 million reported in revenues compared to an increase of $4.1 million reported in other comprehensive income in the first six months of 2007. Net realized investment gains decreased 97.9% in the first six months of 2008 to $2.4 million, compared with $112.0 million in the first six months of 2007, mainly due to the sale in the second quarter of 2007 of certain convertible fixed maturity and equity securities in industry sectors that experienced significant appreciation and $47.1 million of impairment charges taken in the first six months of 2008, mainly on securities in the banking sector. Net other revenues increased 10.9% in the first six months of 2008 to $6.1 million, compared to $5.5 million in the first six months of 2007.

Our income tax provision related to pre-tax income or loss for the six months ended June 30, 2008 and 2007 represented effective tax rates of 117.1% and 42.5%, respectively.  The effective tax rates were higher than the U.S. statutory rate of 35% primarily due to non-deductible dividends and accretion on the Berkshire Preferred Stock.  In arriving at the effective tax rate for the six months ended June 30, 2008, we are treating the change in net unrealized investment gains as a discrete item separate from the other components of pre-tax income or loss.  Therefore, the benefit of these net losses is calculated at the statutory rate applicable to the jurisdiction in which the losses are recorded.  The investment assets incurring current period unrealized net losses for the six months ended June 30, 2008, are recorded in the U.S., and are taxed at the statutory rate of 35%.  We believe that the treatment of the change in net unrealized investment gains as a discrete item is appropriate since a reliable estimate for the full year cannot be made.

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

Our investments are managed by our affiliate, White Mountains Advisors, LLC (WM Advisors), and by Prospector Partners, LLC (Prospector). A discussion of our consolidated investment operations is included after the discussion of operations by segment. Our segment information is presented in Note 6 — “Segment Information” to our consolidated financial statements.

Primary Insurance Operations

Financial results for our Primary Insurance Operations segment for the three and six months ended June 30, 2008 and 2007, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	($ in millions)
Net written premiums	$529.6	$484.8	$955.3	$925.1

Earned premiums	$463.8	$465.0	$919.1	$933.9
Net investment income	41.2	48.7	84.3	94.4
Net realized investment gains	0.1	56.9	3.4	111.8
Change in net unrealized investment gains	(2.5)	—	(58.5)	—
Net other revenues	3.0	3.3	7.0	6.6
Total revenues	505.6	573.9	955.3	1,146.7
Loss and LAE	274.4	283.1	575.3	571.3
Policy acquisition expenses	84.3	78.3	169.0	156.6
Other underwriting expenses	79.2	89.6	149.3	180.5
General and administrative expenses	3.6	1.2	5.7	1.2
Interest expense on debt	0.8	0.8	1.8	1.7
Total expenses	442.3	453.0	901.1	911.3
Pre-tax income	$63.3	$120.9	$54.2	$235.4

The following tables provide GAAP ratios, net written premiums and earned premiums by underwriting units for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30, 2008
	Specialty	Commercial	Personal	Total(1)
	($ in millions)
GAAP Ratios: (2)(3)(4)(5)
Loss and LAE	49.3%	53.6%	64.6%	59.2%
Expense	36.5	36.4	32.9	35.2
Total Combined	85.8%	90.0%	97.5%	94.4%
Net written premiums	$158.6	$202.2	$168.9	$529.6
Earned premiums	119.4	182.7	161.7	463.8

	Three months ended June 30, 2007
	Specialty	Commercial	Personal	Total(1)
	($ in millions)
GAAP Ratios: (2)(3)(4)(5)
Loss and LAE	56.7%	56.9%	62.6%	60.9%
Expense	31.3	37.7	36.2	36.1
Total Combined	88.0%	94.6%	98.8%	97.0%
Net written premiums	$109.1	$195.3	$180.4	$484.8
Earned premiums	107.4	177.1	180.5	465.0

	Six months ended June 30, 2008
	Specialty	Commercial	Personal	Total(1)
	($ in millions)
GAAP Ratios: (2)(3)(4)(5)
Loss and LAE	52.3%	62.8%	64.7%	62.6%
Expense	34.3	37.2	31.8	34.6
Total Combined	86.6%	100.0%	96.5%	97.2%
Net written premiums	$269.5	$371.9	$313.6	$955.3
Earned premiums	229.8	363.7	325.3	919.1

	Six months ended June 30, 2007
	Specialty	Commercial	Personal	Total(1)
	($ in millions)
GAAP Ratios: (2)(3)(4)(5)
Loss and LAE	57.1%	55.8%	64.3%	61.2%
Expense	31.0	37.7	36.3	36.1
Total Combined	88.1%	93.5%	100.6%	97.3%
Net written premiums	$205.1	$366.6	$353.2	$925.1
Earned premiums	213.8	349.7	370.3	933.9

(1)             Includes results from run-off. For the three months ended June 30, 2008 and 2007, includes net written premiums of $(0.1) million and $0, respectively, from run-off. There were no earned premiums from run-off for the three months ended June 30, 2008 and 2007.  For the six months ended June 30, 2008 and 2007, includes net written premiums of $0.3 million and $0.2 million, respectively, from run-off and earned premiums of $0.3 million and $0.1 million, respectively, from run-off.

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

(3)             Includes our long-term incentive compensation expense. For the three months ended June 30, 2008 and 2007, long-term incentive compensation expense increased our total GAAP combined ratio by 0.8 points and 2.2 points, respectively.  For the six months ended June 30, 2008 and 2007, long-term incentive compensation expense increased our total GAAP combined ratio by 0.7 points and 1.9 points, respectively.

(4)             Includes loss and LAE relating to catastrophes. For the three months ended June 30, 2008 and 2007, total calendar year incurred loss and LAE relating to catastrophes increased our loss and LAE and total combined ratios by 1.3 points and 2.7 points, respectively, including development on prior accident year catastrophes which (decreased) increased our loss and LAE and total combined ratios by (0.1) points and 0.3 points, respectively. For the six months ended June 30, 2008 and 2007, total calendar year incurred loss and LAE relating to catastrophes increased our loss and LAE and total combined ratios by 1.9 points and 1.4 points, respectively, including development on prior accident year catastrophes which decreased our loss and LAE and total combined ratios by 0.6 points and 0.1 points, respectively.

(5)             Prior accident year development, including development on catastrophes, for the three months ended June 30, 2008 and 2007 increased (decreased) our loss and LAE and total combined ratios by 0.1 points and (2.7) points, respectively.  Prior accident year development, including development on catastrophes, for the six months ended June 30, 2008 and 2007 decreased our loss and LAE and total combined ratios by 1.3 points and 2.6 points, respectively.

Primary Insurance Operations— Three months ended June 30, 2008 versus three months ended June 30, 2007

Specialty lines. Net written premiums for specialty lines increased by 45.4% to $158.6 million in the second quarter of 2008 as compared to $109.1 million in the second quarter of 2007, primarily driven by $59.6 million in net written premium in other specialty lines, including our collector car and boat business which we began writing premium in the second quarter of 2008 and a $7.8 million increase in net written premium at OneBeacon Professional Partners (OBPP).

The specialty lines combined ratio for the second quarter of 2008 was 85.8%, compared to 88.0% for the second quarter of 2007 due primarily to a decreased loss and LAE ratio. The loss and LAE ratio decreased 7.4 points in the second quarter of 2008 to

49.3%, compared to 56.7% in the prior year period mainly due to a 5.8 point favorable change in prior accident year losses in the second quarter of 2008, compared to the second quarter of 2007, and a 1.6 point favorable change in current accident year losses compared to the prior year period primarily due to lower catastrophe losses.  The decrease in prior accident year losses in the second quarter of 2008 is primarily due to favorable development on prior accident year losses at OBPP. The expense ratio for the second quarter of 2008 increased 5.2 points to 36.5%, compared to 31.3% in the prior year period primarily due to increased policy acquisition expenses due to changes in mix of business at OBPP, transition costs associated with the new management team at OBPP, as well as costs associated with growing our specialty lines businesses.

Commercial lines. Net written premiums for commercial lines increased by 3.5% to $202.2 million in the second quarter of 2008, compared to $195.3 million in the second quarter of 2007.  This increase was primarily due to a $6.4 million increase in net written premiums in the small business division compared to the prior year period.

The commercial lines combined ratio for the second quarter of 2008 was 90.0%, compared to 94.6% in the second quarter of 2007 due primarily to a decreased loss and LAE ratio, as well as a slight decrease in the expense ratio. The loss and LAE ratio decreased to 53.6%, compared to 56.9% in the second quarter of 2007, primarily due to lower current accident year non-catastrophe large losses in our middle market division compared to the second quarter of 2007.  The expense ratio decreased to 36.4% from 37.7% in the second quarter of 2007 due to a decrease in other underwriting expenses mainly due to lower information technology costs.

Personal lines. Net written premiums for personal lines decreased by 6.4% to $168.9 million in the second quarter of 2008, compared to $180.4 million in the second quarter of 2007. In traditional personal lines, net written premiums decreased 7.5% due to the decision to cease writing business in Houston General Insurance Exchange (Houston General) in late 2007, lower new business associated with coastal restrictions at Adirondack Insurance Exchange (Adirondack), lower premium volume from the involuntary market in Massachusetts, and also the discontinuation of surplus lines business. Further, AutoOne continued to experience reduced writings due to declines in New York’s assigned risk pool. With respect to the New York assigned risk pool, market trends indicate that assigned risk volumes are expected to decline to approximately $130 million in 2008, from $179 million in 2007, down from $253 million in 2006 and $383 million in 2005. The Company expects a reduction in AutoOne’s premium volume reflective of these trends.

The personal lines combined ratio for the second quarter of 2008 was 97.5%, compared to 98.8% for the second quarter of 2007. The decrease in the combined ratio was primarily due to a decrease in the expense ratio. The expense ratio decreased to 32.9%, compared to 36.2% in the second quarter of 2007 due to a decrease in other underwriting expenses resulting from actions taken in late 2007 to better align personal lines staffing with our business needs.  The loss and LAE ratio increased to 64.6%, compared to 62.6% for the second quarter of 2007, mainly due to adverse development on prior accident year losses on personal automobile liability at AutoOne, partially offset by strong current accident year loss results and light catastrophe activity in traditional personal lines.

 Run-off. For the second quarter of 2008, run-off generated an underwriting loss of $13.3 million, compared to an underwriting loss of $10.8 million in the second quarter of 2007. The second quarter of 2008 included $13.1 million of loss and LAE driven primarily by $9.2 million of incurred unallocated loss adjustment expenses (ULAE) in connection with the Liberty Mutual Insurance Group (Liberty Mutual) settlement described in Part II, Item I—“Legal Proceedings.” The second quarter of 2007 included $8.5 million of loss and LAE.

Primary Insurance Operations— Six months ended June 30, 2008 versus six months ended June 30, 2007

Specialty lines. Net written premiums for specialty lines increased by 31.4% to $269.5 million for the first six months of 2008 as compared to $205.1 million for the first six months of 2007.  The increase was primarily due to an increase of $53.8 million in net written premiums in other specialty lines, including our collector car and boat business which commenced operations in 2008, and continued growth in our Accident and Health and Government Risk businesses. In addition, net written premiums at OBPP increased $10.5 million.

The specialty lines combined ratio for the first six months of 2008 was 86.6%, compared to 88.1% for the first six months of 2007.  The decrease was primarily due to a decreased loss and LAE ratio, partially offset by a higher expense ratio.  The loss and LAE ratio decreased 4.8 points in the first six months of 2008 to 52.3%, compared with 57.1% in the prior year period mainly due to a decrease in current accident year non-catastrophe losses which included higher losses in the Agri run-off business in the prior year period, as well as an increase in prior accident year favorable development in the first six months of 2008. The expense ratio increased 3.3 points to 34.3%, compared to 31.0% in the first six months of 2007, primarily due to increased policy acquisition expenses due to changes in mix of business at OBPP, transition costs associated with the new management team at OBPP, as well as costs associated with growing our specialty lines businesses.

Commercial lines. Net written premiums for commercial lines increased by 1.4% to $371.9 million in the first six months of 2008, compared to $366.6 million in the first six months of 2007.  This increase was due to an $11.5 million increase in net written premiums to $81.3 million in the small business division principally driven by our small business package products. Partially offsetting this increase was a $6.2 million decrease in net written premiums in the middle market division to $290.6 million compared to the prior year period, reflecting the more competitive market place.

The commercial lines combined ratio for the first six months of 2008 was 100.0%, compared to 93.5% in the first six months of 2007 due to an increase in the loss and LAE ratio. The loss and LAE ratio increased to 62.8% compared to 55.8% in the first six months of 2007, primarily due to increases in both non-catastrophe and catastrophe losses. The first six months of 2008 included 5.3 points of current accident year catastrophe losses including losses from tornados in the southeastern United States, compared to 1.4 points of current accident year catastrophe losses in the first six months of 2007. Additionally, current accident year non-catastrophe losses were 3.9 points higher as compared with the prior year period, due in part to winter weather in the northeastern United States. The expense ratio for the first six months of 2008 was essentially flat when compared to the first six months of 2007.

Personal lines. Net written premiums for personal lines decreased by 11.2% to $313.6 million in the first six months of 2008, compared to $353.2 million in the first six months of 2007. In traditional personal lines, net written premium decreased 12.2% due to the decision to cease writing business in Houston General in late 2007, lower new business associated with coastal restrictions at Adirondack and higher reinsurance costs at Adirondack, lower premium volume from the involuntary market in Massachusetts, and also the discontinuation of surplus lines business. In January 2008, Houston General entered into a reinsurance agreement with Universal Holdings of North America (Universal) under which Houston General ceded $6.6 million of unearned premiums to Universal.  Further, net written premiums at AutoOne decreased 10.1% due to significant declines in New York’s assigned risk pool, as described above.

The personal lines combined ratio for the first six months of 2008 was 96.5%, compared to 100.6% for the first six months of 2007. The decrease in the combined ratio was due to a decreased expense ratio. The expense ratio decreased to 31.8%, compared to 36.3% in the first six months of 2007, primarily due to office consolidation expenses in the prior year period and the impact of expense actions taken in late 2007 to better align personal lines staffing with our business needs.  The loss and LAE ratio was 64.7% for the first six months of 2008, compared to 64.3% for the first six months of 2007, mainly due to adverse development on prior accident year losses on personal automobile liability at AutoOne, partially offset by lower current accident year loss and LAE in traditional personal lines.

Run-off. For the first six months of 2008, run-off generated an underwriting loss of $16.3 million, compared to an underwriting loss of $20.1 million in the first six months of 2007. The first six months of 2008 included $16.0 million of loss and LAE driven primarily by $9.2 million of incurred ULAE related to the Liberty Mutual settlement described in Part II, Item I—“Legal Proceedings.” The first six months of 2007 included $15.5 million of loss and LAE.

Other Operations

Our Other Operations segment consists of our holding company, OneBeacon U.S. Holdings, Inc. (OBH), formerly known as Fund American Companies, Inc., which primarily consists of financing activities, purchase accounting adjustments relating to our acquisition of OneBeacon Insurance Group LLC (together with its subsidiaries, OneBeacon) (the OneBeacon Acquisition) in 2001 and other assets and general and administrative expenses incurred at the holding company level.

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

As described above, effective January 1, 2008, we adopted SFAS 159. Accordingly, pre-tax loss for 2008 periods are not directly comparable to such measures for 2007 periods. A summary of results from our Other Operations segment for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	($ in millions)
Net investment income	$3.0	$4.3	$8.6	$8.2
Net realized investment (losses) gains	(1.2)	0.2	(1.0)	0.2
Change in net unrealized investment gains	0.8	—	(4.3)	—
Net other expenses	(0.5)	(0.9)	(0.9)	(1.1)
Total revenues	2.1	3.6	2.4	7.3
General and administrative expenses	0.2	0.2	0.2	0.2
Accretion of fair value adjustment to loss and LAE reserves	3.0	4.0	6.0	8.0
Interest expense on debt	10.6	10.5	21.1	21.0
Interest expense—dividends and accretion on preferred stock	15.8	15.8	33.4	31.1
Total expenses	29.6	30.5	60.7	60.3
Pre-tax loss	$(27.5)	$(26.9)	$(58.3)	$(53.0)

Other Operations Results—Three months ended June 30, 2008 versus three months ended June 30, 2007

Our Other Operations segment reported a pre-tax loss of $27.5 million for the second quarter 2008, compared to a pre-tax loss of $26.9 million for the second quarter of 2007. Fluctuations in revenues and expenses between the second quarter of 2008 compared to the second quarter of 2007 essentially offset.

Other Operations Results—Six months ended June 30, 2008 versus six months ended June 30, 2007

Our Other Operations segment reported a pre-tax loss of $58.3 million for the first six months 2008, compared to a pre-tax loss of $53.0 million for the first six months of 2007. Fluctuations in revenues and expenses between the first six months of 2008 compared to the first six months of 2007 essentially offset.

Summary of Investment Results

Investment Philosophy

Our investment philosophy is to maximize our after-tax total risk-adjusted return over the long term. Under this approach, each dollar of after-tax investment income and realized and unrealized gains and losses is valued equally. Our investment portfolio mix as of June 30, 2008 consisted in large part of high quality, fixed maturity investments and short-term investments, as well as a smaller allocation to equity investments and other investments, such as hedge funds, limited partnerships and private equity interests. Our management believes that prudent levels of investments in common equity securities and other investments within our investment portfolio are likely to enhance long term after-tax total returns without significantly increasing the risk profile of the portfolio.

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

Investment Returns

A summary of our consolidated pre-tax investment results for the three and six months ended June 30, 2008 and 2007 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	($ in millions)		($ in millions)
Gross investment income (1)	$48.0	$58.5	$100.0	$111.3
Net realized investment (losses) gains	(1.1)	57.1	2.4	112.0
Change in net unrealized gains on investments	(1.7)	(9.3)	(62.8)	4.1
Total GAAP pre-tax investment results	$45.2	$106.3	$39.6	$227.4

(1)             Includes $2.5 million and $3.9 million, respectively, and $4.1 million and $7.8 million, respectively, of net investment income for assets held in trust for the three and six months ended June 30, 2008 and 2007, respectively.

Gross investment returns versus typical benchmarks for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three months ended June 30, (1)		Six months ended June 30, (1)
	2008	2007	2008	2007
Fixed maturity investments	(0.4)%	0.7%	0.9%	2.6%
Short-term investments	0.7	1.2	1.9	2.6
Total fixed income	(0.2)	0.8	1.0	2.6
Lehman U.S. Aggregate Index	(1.0)	(0.5)	1.1	1.0
Common stock	4.3	6.1	1.3	11.3
Convertible bonds	(1.2)	1.2	(3.9)	1.6
Total common stock and convertible bonds	2.8	4.3	(0.2)	7.8
S&P 500 Index (total return)	(2.7)	6.3	(11.9)	7.0
Other investments	5.3	9.1	2.6	14.7
Total consolidated portfolio	1.0%	2.1%	0.8%	4.5%

(1)             Includes $2.5 million and $3.9 million, respectively, and $4.1 million and $7.8 million, respectively, of net investment income for assets held in trust for the three and six months ended June 30, 2008 and 2007, respectively.

Investment Returns—Three months ended June 30, 2008 versus three months ended June 30, 2007

Overview

Our total pre-tax investment results were $45.2 million, a return of 1.0% for the second quarter of 2008 versus $106.3 million, a return of 2.1%, for the second quarter of 2007. Gross investment income for the second quarter of 2008 was $48.0 million, a decrease of 17.9%, compared to $58.5 million during the second quarter of 2007. Net realized investment (losses) gains were $(1.1) million in the second quarter of 2008, a decrease of 101.9%, compared to $57.1 million in the second quarter of 2007, mainly due to $35.7 million of impairment charges taken in the second quarter of 2008, primarily on securities in the banking sector, and the sale in the second quarter of 2007 of certain convertible fixed maturity and equity securities in industry sectors that experienced significant appreciation, principally energy and natural resources. Impairment charges taken in the second quarter of 2008 were reclassified from change in net unrealized investment gains on investments to net realized investment gains (losses).  The change in net unrealized investment gains was a pre-tax decrease of $1.7 million reported in revenues for the second quarter of 2008 compared to a pre-tax decrease of $9.3 million reported in other comprehensive income for the second quarter of 2007.

Fixed income

Our fixed income portfolio returned (0.2)% in the second quarter of 2008, compared to 0.8% in the second quarter of 2007. During the second quarter of 2008, we maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 2.9 years including short-term investments and 3.2 years excluding short-term investments, as compared to 3.0 years and 3.2 years, respectively, for the second quarter of 2007, which performed consistent with its characteristics and better than the longer-duration Lehman U.S. Aggregate Index benchmark.

Common stock and convertible bonds

Our total common stock and convertible bond portfolio returned 2.8% in the second quarter of 2008, compared to 4.3% in the second quarter of 2007. Our common stock portfolio returned 4.3% and 6.1%, for the second quarter of 2008 and 2007, respectively.

The common stock portfolio performed 7.0 percentage points better than the S&P 500 benchmark for the second quarter of 2008, compared with 0.2 percentage points worse than the S&P 500 benchmark for the second quarter of 2007.

Investment Returns—Six months ended June 30, 2008 versus six months ended June 30, 2007

Overview

Our total pre-tax investment results were $39.6 million, a return of 0.8% for the first six months of 2008, compared to $227.4 million, a return of 4.5%, for the first six months of 2007. Gross investment income for the first six months of 2008 was $100.0 million, a decrease of 10.2%, compared to $111.3 million for the first six months of 2007. Net realized investment gains were $2.4 million for the first six months of 2008, a decrease of 97.9%, compared to $112.0 million in the first six months of 2007, mainly due to $47.1 million of impairment charges taken in the first six months of 2008, primarily on securities in the banking sector, and the sale in the first six months of 2007 of certain convertible fixed maturity and equity securities in industry sectors that experienced significant appreciation, principally energy and natural resources. Impairment charges taken in the first six months of 2008 were reclassified from change in net unrealized investment gains to net realized investment gains (losses).  The change in net unrealized investment gains was a pre-tax decrease of $62.8 million reported in revenues for the first six months of 2008 compared to a pre-tax increase of $4.1 million reported in other comprehensive income for the first six months of 2007.

Fixed income

Our fixed income portfolio returned 1.0% for the first six months of 2008, compared to 2.6% for the first six months of 2007. During the 2008 period, we maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 2.9 years including short-term investments and 3.2 years excluding short-term investments, as compared to 3.0 years and 3.2 years, respectively, for the 2007 period, which performed consistent with its characteristics and the longer-duration Lehman U.S. Aggregate Index benchmark.

Common stock and convertible bonds

Our total common stock and convertible bond portfolio returned (0.2)% for the first six months of 2008 compared to 7.8% for the first six months of 2007. Our common stock portfolio returned 1.3% and 11.3% for the first six months of 2008 and 2007, respectively, or 13.2 and 4.3 percentage points better than the S&P 500 benchmark, respectively.

Fair Value Considerations

On January 1, 2008, we adopted FASB SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information. Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an “exit price”). The Statement establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in SFAS 157 prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets or liabilities have the highest priority (“Level 1”), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities (“Level 2”) and unobservable inputs, including the reporting entity’s estimates of the assumptions that market participants would use, having the lowest priority (“Level 3”).

Effective January 1, 2008, we adopted SFAS No. 159 for our available-for-sale securities and our investments in limited partnerships, hedge funds and private equity interests. Consistent with the guidance in SFAS 159, in conjunction with the adoption, these securities are now reported as trading securities. Upon adoption, we recorded an adjustment of $182.4 million to reclassify net unrealized gains, after tax, and net unrealized foreign currency translation gains, after tax, related to investments from accumulated other comprehensive income to opening retained earnings. Subsequent to adoption, we report changes in fair value in revenues before the effect of tax.

As of June 30, 2008, approximately 89% of the investment portfolio recorded at fair value was priced based upon observable inputs.

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

Other investments, which are comprised of limited partnerships, hedge funds and private equity interests for which the SFAS 159 fair value option has been elected, are carried at fair value based upon our proportionate interest in the underlying partnership’s or fund’s net asset value, which is deemed to approximate fair value.  These investments are not publicly traded and accordingly, quoted market prices are not available.  In circumstances where the partnership net asset value is deemed to differ from fair value due to illiquidity or other factors, net asset value is adjusted accordingly. As of June 30, 2008, these investments represented approximately 8% of the investment portfolio recorded at fair value.

The fair value measurements at June 30, 2008 for assets for which we adopted SFAS 159 and any related Level 3 inputs are as follows:

	Fair value at June 30, 2008	Level 3 Inputs	Level 3 Percentage
	($ in millions)
Fixed maturity investments	$2,457.6	$98.1	4.0%
Common equity securities	914.3	36.4	4.0%
Convertible bonds	320.9	—	—%
Short-term investments	365.6	—	—%
Other investments	358.1	358.1	100.0%
Total SFAS 159 assets	$4,416.5	$492.6	11.2%

The changes in Level 3 fair value measurements for the three and six months ended June 30, 2008 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments	Total
	($ in millions)
Balance at January 1, 2008	$168.9	$70.3	$19.3	$348.6	$607.1
Total realized and unrealized gains (losses)	(4.6)	0.3	—	(9.9)	(14.2)
Purchases and sales, net	—	—	—	0.1	0.1
Transfers in (out) of Level 3, net	(53.4)	(36.3)	(17.1)	—	(106.8)
Balance at March 31, 2008	$110.9	$34.3	$2.2	$338.8	$486.2
Total realized and unrealized gains (losses)	(18.2)	1.5	—	17.7	1.0
Purchases and sales, net	10.1	0.6	—	1.6	12.3
Transfers in (out) of Level 3, net	(4.7)	—	(2.2)	—	(6.9)
Balance at June 30, 2008	$98.1	$36.4	$—	$358.1	$492.6

The majority of the transfers out of Level 3 within fixed maturity investments during the three months ended March 31, 2008 represent securities for which observable inputs were unavailable as of December 31, 2007 mainly because the securities were relatively new issuances and/or limited market data was available. Such securities were manually priced using a combination of market inputs such as benchmark interest rates, market comparables and/or broker quotes. With respect to common equity securities, as a result of efforts to adopt SFAS 157 and 159, we were able to obtain additional information on the underlying common equity securities for a limited partnership that we consolidate in our financial statements. These common equity securities which are priced based on quoted prices were transferred out of Level 3 into Level 1 during the three months ended March 31, 2008. There were no significant transfers in (out) of Level 3 during the three months ended June 30, 2008.

In addition to the investment portfolio described above, we have $27.4 million of liabilities recorded at fair value in accordance with SFAS 157 and included in other liabilities.  These liabilities relate to securities that have been sold short by a limited partnership that we invest in and we are required to consolidate under GAAP.  All of the liabilities included in the $27.4 million have been deemed to have a Level 1 designation.

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

We purchase commercial and residential mortgage-backed securities to maximize our fixed income portfolio’s risk adjusted returns and diversify the portfolio risk from primarily corporate credit risk to a mix of credit and cash flow risk. We are not an originator of residential mortgage loans and did not hold any mortgage-backed securities categorized as sub-prime as of June 30, 2008. In addition, our investments in limited partnerships, hedge funds and private equity interests contain negligible amounts of sub-prime mortgage-backed securities as of June 30, 2008. We consider sub-prime mortgage-backed securities to be those that are issued from dedicated sub-prime shelves, dedicated second-lien shelves (i.e., we consider investments backed primarily by second-liens to be a sub-prime risk regardless of credit score or other metrics) or otherwise have underlying loan pools that exhibit weak credit characteristics.

There are also mortgage-backed securities that we categorize as “non-prime” (also called “Alt A” or “A-”) that are backed by collateral that has overall credit quality between prime and sub-prime, as determined based on a review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of June 30, 2008, $9.7 million of our mortgage-backed securities were classified as non-prime. All of these non-prime securities have the highest rating ascribed by Moody’s (“Aaa”) or Standard & Poor’s (“AAA”). We did not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.

The following table summarizes the carrying value of our mortgage-backed and other asset-backed securities holdings as of June 30, 2008 and December 31, 2007:

	As of June 30,	As of December 31,
	2008	2007
	($ in millions)
Mortgage-backed securities:
Agency: (1)
GNMA	$364.3	$288.9
FNMA	46.5	27.0
FHLMC	88.9	93.4
Non-agency:
Residential	222.3	392.6
Commercial	129.7	137.7
Total mortgage-backed securities: (2)	851.7	939.6
Other asset-backed securities:
Credit card	47.1	94.4
Auto	1.5	8.4
Total other asset-backed securities	48.6	102.8
Total asset-backed securities: (3)	$900.3	$1,042.4

(1)

Represents publicly traded residential mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (e.g., GNMA) and publicly traded residential mortgage-backed securities which are guaranteed by a government sponsored entity (e.g., FNMA, FHLMC).

(2)

Approximately 97% and 94% of our mortgage-backed securities as of June 30, 2008 and December 31, 2007, respectively, have the highest ratings ascribed by Moody’s (“Aaa”) or Standard & Poor’s (“AAA”). The remainder are investment grade.

(3)

Of our total asset-backed securities, approximately 97% and 95% as of June 30, 2008 and December 31, 2007, respectively, have the highest ratings ascribed by Moody’s (“Aaa”) or Standard & Poor’s (“AAA”). The remainder are investment grade.

Liquidity and Capital Resources

Operating cash and short-term investments

Our sources and uses of cash are as follows:

Holding company level. The primary sources of cash for OBH are expected to be dividends and tax sharing payments received from our insurance operating subsidiaries, financing activities and net investment income and proceeds from sales and maturities of holding company investments. The primary uses of cash are expected to be interest payments on our debt obligations, purchases of investments, payments made to tax authorities and holding company operating expenses.

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

Generally, our regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period in an amount equal to the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. As a result, based on 2007 statutory net income, our top tier regulated insurance operating subsidiaries have the ability to pay an aggregate of approximately $346 million of dividends during 2008, subject to the availability of unassigned funds. As of December 31, 2007, OneBeacon’s top tier regulated insurance operating subsidiaries had $1.5 billion of unassigned funds. As of June 30, 2008, we had approximately $95.2 million of unrestricted net cash, fixed maturity and equity investments outside of our regulated insurance operating subsidiaries.

During the first six months of 2008, OneBeacon Insurance Group LLC (OneBeacon LLC), the direct parent of our operating insurance subsidiaries, paid $72.0 million of dividends to OBH.

In addition, OBH’s ability to declare or pay dividends was limited by the terms of the Series A Preferred Stock issued to Berkshire. OBH could not, in certain circumstances, declare or pay any dividend or distribution to any other class or series of stock without the consent of the holders of a majority of outstanding shares of the Berkshire Preferred Stock. Under the terms of a Keep-Well Agreement dated November 30, 2004 between White Mountains Insurance Group, Ltd. (White Mountains) and OBH (the Keep-Well), White Mountains had agreed to return to OBH up to approximately $1.1 billion if some or all of that amount was required by OBH to meet its obligations under the terms of the Berkshire Preferred Stock. Under the Keep-Well, White Mountains had to make any required contributions to OBH prior to making any distributions to its shareholders. The aggregate amount of distributions that

White Mountains could make to its shareholders was limited; the limit increased or decreased by an amount equal to White Mountains’ consolidated net income or loss over the remaining life of the Keep-Well. The Keep-Well expired when all obligations of the Berkshire Preferred Stock were satisfied upon its redemption in May 2008. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Economic Defeasance” for a discussion of the creation and funding of an irrevocable grantor trust to economically defease the Berkshire Preferred Stock.

Economic Defeasance

In connection with OBIG’s initial public offering, OBH established an irrevocable grantor trust. The assets of the trust were solely dedicated to the satisfaction of the payment of dividends and redemption amounts on the $300 million liquidation preference of the Berkshire Preferred Stock. OBH funded the trust with cash and purchased a portfolio of fixed maturity securities issued by the U.S. government and government-sponsored enterprises. The scheduled interest and principal payments were sufficient to pay when due all amounts required under the terms of the Berkshire Preferred Stock. The creation and funding of the trust did not legally defease the preferred stock nor create any additional rights for the holders of the Berkshire Preferred Stock in the trust or otherwise, although the assets in the trust remain segregated from the Company’s other general assets and were not available to the Company for any use other than the payment of the Berkshire Preferred Stock. The assets of the trust were used to redeem the Berkshire Preferred Stock in May 2008. White Mountains Capital, Inc., a subsidiary of White Mountains, served as the trustee for the irrevocable grantor trust. The assets held in the trust as of June 30, 2008 and December 31, 2007 include $0 and $305.5 million, respectively, of fixed maturity investments and $0 and $0.1 million, respectively, of short-term investments. Pre-tax net investment income earned on these investments totaled $2.5 million and $3.9 million, respectively, and $4.1 million and $7.8 million, respectively, for the three and six months ended June 30, 2008 and 2007.

Insurance Float

Insurance float is an important aspect of our insurance operations. Insurance float is money that an insurance company holds for a limited time. In an insurance operation, float arises because premiums are collected before losses are paid. This interval can extend over many years. During that time, the insurer invests the funds. When the premiums that an insurer collects do not cover the losses and expenses it eventually must pay, the result is an underwriting loss, which is considered to be the cost of insurance float. The amount and cost of insurance float for us is affected by underlying market conditions, as well as acquisitions or dispositions of insurance businesses.

Although insurance float can be calculated using numbers determined under GAAP, insurance float is not a GAAP concept and, therefore, there is no comparable GAAP measure.

We calculate our insurance float by taking our net invested assets and subtracting our total tangible capital. The following table illustrates our consolidated insurance float position as of June 30, 2008 and December 31, 2007.

	June 30, 2008		December 31, 2007
	($ in millions)
Total investments	$4,416.5		$5,005.9
Less: Total held to maturity investments(1)	—		(305.6)
Cash	48.2		47.2
Accounts receivable on unsettled investment sales	12.6		55.0
Accounts payable on unsettled investment purchases	(8.1)		(3.9)
Net invested assets(1)	$4,469.2		$4,798.6
Total common shareholder’s equity	$1,604.4		$1,783.2
Debt	755.8		757.7
Preferred stock subject to mandatory redemption(1)	—		—
Total tangible capital(1)	$2,360.2		$2,540.9
Insurance float	$2,109.0		$2,257.7
Insurance float as a multiple of total tangible capital	0.9	x	0.9	x
Net invested assets as a multiple of total tangible capital	1.9	x	1.9	x
Insurance float as a multiple of common shareholder’s equity	1.3	x	1.3	x
Net invested assets as a multiple of common shareholder’s equity	2.8	x	2.7	x

(1)

Excludes preferred stock subject to mandatory redemption, having an aggregate accredited liquidation preference at December 31, 2007 of $278.4 million and $305.6 million of investments held in an irrevocable grantor trust for the purpose of economically defeasing the preferred stock subject to mandatory redemption. The creation and funding of this trust did not legally defease the preferred stock and therefore the preferred stock appeared on our balance sheet until it was redeemed in May 2008.

Financing

The following table summarizes our capital structure as of June 30, 2008 and December 31, 2007:

	As of June 30, 2008	As of December 31, 2007
	($ in millions)
Senior Notes, carrying value	$699.0	$698.9
Other debt	56.8	58.8
Total debt	755.8	757.7

Preferred stock subject to mandatory redemption	—	278.4
Total common shareholder’s equity	1,604.4	1,783.2
Total capital	$2,360.2	$2,819.3

Ratio of debt and preferred stock subject to mandatory redemption to total capital	32.0%	36.8%

Ratio of debt to total capital excluding preferred stock subject to mandatory redemption(1)	32.0%	29.8%

(1)      The calculation of total capital excludes the preferred stock subject to mandatory redemption because it was economically defeased in connection with OBIG’s initial public offering.

We believe that our strong financial position provides us with the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis.

The 5.875% Senior Notes due 2013 of OBH (the Senior Notes) are currently rated “Baa2” (“Medium Grade”, the ninth highest of twenty-one ratings) with a stable outlook by Moody’s, “BBB” (“Adequate”, the ninth highest of twenty-two ratings) with a stable outlook by Standard & Poor’s, “bbb” (“Good”, the ninth highest of twenty-two ratings) with a stable outlook by A.M. Best and “BBB” (“Good”, the ninth highest of twenty-three ratings) with a stable outlook by Fitch.

In connection with our December 2005 purchase of land and an office building in Canton, Massachusetts, which is now our U.S. headquarters, we entered into a $40.8 million, 18-year mortgage note to fund renovations. As of June 30, 2008, we had fully drawn on the facility.

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

The Senior Notes were issued under an indenture which contains restrictive covenants that, among other things, limit the ability of White Mountains, OBH and their respective subsidiaries, to create liens and enter into sale and leaseback transactions and substantially limits the ability of OBH and its respective subsidiaries to consolidate, merge or transfer their properties and assets. The indenture does not contain any financial ratios or specified levels of net worth or liquidity to which White Mountains or OBH must adhere. At June 30, 2008, OBH was in compliance with all of the covenants under the Senior Notes.

In November 2006, OBH established a $75 million revolving credit facility that matures in November 2011 (the Bank Facility). As of June 30, 2008, the Bank Facility was undrawn. The Bank Facility contains various affirmative, negative and financial covenants which we consider to be customary for such borrowings and include maintaining certain minimum net worth and maximum debt to capitalization standards. Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under these facilities and result in acceleration of principal repayment on any amounts outstanding. At June 30, 2008, we were in compliance with all of the covenants under the Bank Facility, and anticipate we will continue to remain in compliance with these covenants for the foreseeable future.

Off-Balance Sheet Arrangement

Beginning in February 2006, one of our subsidiaries, OneBeacon Insurance Company (OBIC), a subsidiary of the Company, agreed to provide guarantees of the obligations of Galileo Weather Risk Management Ltd. (Galileo) to Galileo’s counterparty in certain weather-related product transactions. Galileo is a subsidiary of White Mountains. The guarantees require OBIC to pay the full amount of Galileo’s obligations to the counterparty in the event of Galileo’s failure to pay these obligations. In the event of a payment, OBIC would be eligible to exercise all of the rights of the counterparty against Galileo. As of June 30, 2008, there were 6 outstanding guarantees, the total principal amount of which was approximately $51.5 million. In the event that the total guaranteed principal amount exceeds the lesser of 5% of OBIC’s admitted assets of $3.5 billion at December 31, 2007 or 25% of OBIC’s statutory surplus of $1.6 billion at December 31, 2007, OBIC would require the approval of the Pennsylvania Department of Insurance in order to make any further guarantees. OBIC has agreed, at White Mountains’ option, to continue to make these guarantees available until October 2008 and will receive from Galileo an annual fee of 25 basis points of the value at risk for providing the guarantees. Pursuant to a separation agreement we entered into with White Mountains in connection with OBIG’s initial public offering, White Mountains has agreed that it will take appropriate steps to ensure that OBIC will not be called on to make payment on these guarantees.

Cash Flows

Detailed information concerning our cash flows for the six months ended June 30, 2008 and 2007 follows:

For the six months ended June 30, 2008

Financing and Other Capital Activities

During the first six months of 2008, we declared and paid cash dividends of $169.9 million to OneBeacon U.S. Enterprises Holdings, Inc. (OBEH), formerly Fund American Enterprise Holdings, Inc.

During the first six months of 2008, we declared and paid cash dividends of $11.8 million to holders of the Berkshire Preferred Stock.

During the first six months of 2008, we paid a total of $20.6 million in interest on the Senior Notes.

During the second quarter of 2008, we redeemed the Berkshire Preferred Stock for $300.0 million, its redemption value.

Acquisitions and Dispositions

During the first six months of 2008, we sold one of our inactive licensed subsidiaries, Midwestern Insurance Company, for $4.2 million in cash.

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

For the six months ended June 30, 2007

Financing and Other Capital Activities

During the first six months of 2007, we declared and paid cash dividends of $35.0 million to OBEH.

During the first six months of 2007, we declared and paid cash dividends of $14.1 million to holders of the Berkshire Preferred Stock.

During the first six months of 2007, we paid a total of $20.6 million in interest on the Senior Notes

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

Critical Accounting Estimates

Refer to the Company’s 2007 Annual Report on Form 10-K for a complete discussion regarding our critical accounting estimates. As of June 30, 2008, there were no material changes to our critical accounting estimates.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the Company’s 2007 Annual Report on Form 10-K and in particular item 7A — “Quantitative and Qualitative Disclosures About Market Risk”.  As of June 30, 2008, there were no material changes to the market risks described in our most recent Annual Report on Form 10-K.

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

The Chief Executive Officer and Chief Financial Officer of the Company (the principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in the Company’s periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms. There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 30, 2008.

PART II.               OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS

OB Holdings, and the insurance industry in general, is subject to litigation and arbitration in the normal course of business. Other than those items listed below, OB Holdings is not a party to any material litigation or arbitration other than as routinely encountered in claims activity, none of which is expected by management to have a material adverse effect on OB Holdings’ financial condition and/or cash flows.

On July 24, 2008, OneBeacon and Liberty Mutual entered into a Confidential Settlement Agreement and Release (the Settlement Agreement) that resolved nearly four years of arbitration and litigation.  The disputes concerned amounts which Liberty Mutual asserted were due to it under agreements with OneBeacon (the Liberty Agreements) for unallocated loss adjustment expenses and amounts which OneBeacon asserted were due to it related to claims administration and reinsurance.  The Settlement Agreement represents a full and final resolution of the disputes related to the Liberty Agreements.

In connection with the Settlement Agreement, OneBeacon took a pre-tax charge in the amount of $9.2 million in the second quarter of 2008, representing a part of the cost of the settlement. OneBeacon made a cash payment to Liberty Mutual in the amount of $16.0 million on July 30, 2008. No further charges or payments will be made with respect to the disputed matters.

Refer to the Company’s 2007 Annual Report on Form 10-K, and in particular Item 3—“Legal Proceedings” for a brief description of all other non-routine legal proceedings. Damages sought by the claimants do not exceed 10% of the Company’s current assets.

ITEM 1A.           RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A — “Risk Factors” of our 2007 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of June 30, 2008, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

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

OneBeacon U.S. Holdings, Inc.

	By:	/s/ ANN MARIE ANDREWS
Ann Marie Andrews
Date: August 14, 2008		Chief Accounting Officer