Form 10-Q
period 2010-03-31
OneBeacon U.S. Holdings, Inc.
filed 2010-05-12
CIK 1162000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2010

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

As of May 12, 2010, there were 505 outstanding shares of Common Stock, $1.00 par value per share, of the Registrant.

The Registrant meets the conditions set forth in General Instruction (H) (1) (a) and (b) of Form 10-Q and is therefore filing this Form with reduced disclosure format.

ONEBEACON U.S. HOLDINGS, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ONEBEACON U.S. HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
	(in millions, except share and per share amounts)
Assets
Investment securities:
Fixed maturity investments, at fair value (amortized cost $2,249.1 and $2,900.6)	$2,344.5	$2,994.3
Short-term investments, at amortized cost (which approximates fair value)	998.5	489.3
Common equity securities, at fair value (cost $227.1 and $176.3)	245.6	187.6
Convertible bonds, at fair value (amortized cost $152.3 and $153.7)	170.9	170.2
Other investments, at fair value (cost $130.8 and $122.8)	160.5	146.3
Total investments	3,920.0	3,987.7
Cash	43.1	43.6
Reinsurance recoverable on unpaid losses	680.1	664.1
Reinsurance recoverable on unpaid losses—Berkshire Hathaway, Inc.	1,520.7	1,528.8
Reinsurance recoverable on paid losses	19.8	15.9
Premiums receivable	459.2	469.1
Deferred acquisition costs	188.5	215.0
Net deferred tax asset	165.4	184.6
Investment income accrued	21.2	29.4
Ceded unearned premiums	112.5	49.9
Accounts receivable on unsettled investment sales	42.7	24.2
Other assets	330.0	279.7
Total assets	$7,503.2	$7,492.0
Liabilities
Loss and LAE reserves	$3,991.3	$3,934.8
Unearned premiums	999.4	1,018.3
Debt	594.0	620.5
Securities lending payable	1.7	1.7
Ceded reinsurance payable	89.3	24.7
Accounts payable on unsettled investment purchases	11.5	7.6
Other liabilities	423.0	473.8
Total liabilities	6,110.2	6,081.4
Shareholder’s equity and noncontrolling interests
OB Holdings’ shareholder’s equity:
Common shares and paid-in surplus (par value $1, issued and outstanding, 505 shares)	970.5	970.5
Retained earnings	409.5	427.2
Accumulated other comprehensive loss, after tax:
Net unrealized foreign currency translation losses	(0.7)	(0.7)
Other comprehensive income and loss items	(5.3)	(5.5)
Total OB Holdings’ shareholder’s equity	1,374.0	1,391.5
Total noncontrolling interests	19.0	19.1
Total OB Holdings’ shareholder’s equity and noncontrolling interests	1,393.0	1,410.6
Total liabilities, OB Holdings’ shareholder’s equity and noncontrolling interests	$7,503.2	$7,492.0

See Notes to Consolidated Financial Statements.

ONEBEACON U.S. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three months ended March 31,
	2010	2009
	($ in millions)
Revenues
Earned premiums	$453.2	$487.8
Net investment income	28.3	21.7
Net realized and unrealized investment gains (losses)	42.4	(5.9)
Net other revenues	6.5	9.4
Total revenues	530.4	513.0
Expenses
Loss and LAE	333.7	288.0
Policy acquisition expenses	101.4	95.9
Other underwriting expenses	74.2	72.7
General and administrative expenses	5.4	4.0
Accretion of fair value adjustment to loss and LAE reserves	—	1.4
Interest expense on debt	9.1	10.9
Total expenses	523.8	472.9
Pre-tax income	6.6	40.1
Income tax expense	(9.0)	(12.4)
Net (loss) income including noncontrolling interests	(2.4)	27.7
Less: Net income attributable to noncontrolling interests	(0.3)	(0.5)
Net (loss) income attributable to OB Holdings’ shareholder	(2.7)	27.2
Change in other comprehensive income and loss items	0.2	1.1
Comprehensive net (loss) income attributable to OB Holdings’ shareholder	$(2.5)	$28.3

See Notes to Consolidated Financial Statements.

ONEBEACON U.S. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Unaudited)

	OB Holdings’ Shareholder’s Equity
	Common shareholder’s equity	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive (loss) income, after tax	Noncontrolling interests, after tax
	($ in millions)

Balances at January 1, 2010	$1,391.5	$970.5	$427.2	$(6.2)	$19.1
Net (loss) income	(2.7)	—	(2.7)	—	0.3
Repurchases and retirements of common shares	—	—	—	—	0.3
Dividends to OneBeacon U.S. Enterprises Holdings, Inc.	(15.0)	—	(15.0)	—	—
Dividends	—	—	—	—	(0.7)
Other comprehensive income, after tax	0.2	—	—	0.2	—
Balances at March 31, 2010	$1,374.0	$970.5	$409.5	$(6.0)	$19.0

	OB Holdings’ Shareholder’s Equity
	Common shareholder’s equity	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive (loss) income, after tax	Noncontrolling interests, after tax
	($ in millions)

Balances at January 1, 2009	$1,133.4	$970.5	$187.9	$(25.0)	$17.2
Net income	27.2	—	27.2	—	0.5
Repurchases and retirements of common shares	—	—	—	—	0.3
Dividends to OneBeacon U.S. Enterprises Holdings, Inc.	(30.0)	—	(30.0)	—	—
Dividends	—	—	—	—	(0.6)
Contributions	—	—	—	—	2.0
Other comprehensive income, after tax	1.1	—	—	1.1	—
Balances at March 31, 2009	$1,131.7	$970.5	$185.1	$(23.9)	$19.4

See Notes to Consolidated Financial Statements.

ONEBEACON U.S. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2010	2009
	($ in millions)
Cash flows from operations:
Net (loss) income including noncontrolling interests	$(2.4)	$27.7
Charges (credits) to reconcile net (loss) income to cash flows used for operations:
Net realized and unrealized investment (gains) losses	(42.4)	5.9
Net other realized losses (gains)	0.5	(2.5)
Deferred income tax expense	19.2	60.8
Other operating items:
Net change in loss and LAE reserves	56.5	(82.8)
Net change in unearned premiums	(18.9)	(16.2)
Net change in ceded reinsurance payable	64.6	(7.0)
Net change in ceded unearned premiums	(62.6)	(2.2)
Net change in premiums receivable	9.9	7.5
Net change in reinsurance recoverable on paid and unpaid losses	(11.8)	64.3
Net change in other assets and liabilities	(63.0)	(111.2)
Net cash used for operations	(50.4)	(55.7)
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	(509.2)	170.2
Maturities of fixed maturity investments	683.1	76.5
Sales of fixed maturity investments	286.3	248.3
Sales of common equity securities	11.3	156.9
Sales of convertible bonds	29.5	83.5
Distributions of other investments	2.1	7.2
Purchases of fixed maturity investments	(297.7)	(611.7)
Purchases of common equity securities	(61.8)	(13.9)
Purchases of convertible bonds	(23.7)	(50.2)
Contributions for other investments	(12.5)	(3.5)
Net change in unsettled investment purchases and sales	(14.6)	31.7
Net acquisitions of property and equipment	(0.8)	0.6
Net cash provided from investing activities	92.0	95.6
Cash flows from financing activities:
Repayment of debt	(14.0)	(2.0)
Repurchases of debt	(13.1)	(8.1)
Cash dividends paid to OneBeacon U.S. Enterprises Holdings, Inc.	(15.0)	(30.0)
Net cash used for financing activities	(42.1)	(40.1)
Net decrease in cash during period	(0.5)	(0.2)
Cash balance at beginning of period	43.6	51.6
Cash balance at end of period	$43.1	$51.4

Supplemental cash flows information:
Interest paid	$0.4	$0.8
Tax payments, including payments made under tax sharing agreements	27.9	0.2

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Nature of Operations and Summary of Significant Accounting Policies

Basis of presentation

These interim consolidated financial statements include the accounts of OneBeacon U.S. Holdings, Inc. (the “Company” or “OBH”) and its subsidiaries (collectively, “OB Holdings”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). OB Holdings’ operating companies are U.S.-based property and casualty insurance writers, most of which operate in a multi-company pool. OB Holdings offers a wide range of insurance products and services sold through independent agencies, brokers and managing general agencies. OB Holdings has historically offered a range of specialty, commercial and personal products and services, however, OB Holdings has recently entered into two transactions that will transform it into a specialty lines company. On December 3, 2009, OB Holdings sold the renewal rights to approximately $490 million in premiums from its non-specialty commercial lines business to The Hanover Insurance Group (“The Hanover”). The transaction includes small commercial accounts and the non-specialty portion of the middle-market business, beginning with January 1, 2010 effective dates (the “Commercial Lines Transaction”). On February 2, 2010, OB Holdings’ ultimate parent, OneBeacon Insurance Group, Ltd., and certain of its subsidiaries entered into a definitive agreement to sell the personal lines business. See Note 2 for further discussion.

OBH was created in 2000 by White Mountains Insurance Group, Ltd. (“White Mountains”) to acquire and subsequently be the holding company for OneBeacon Insurance Group LLC (together with its subsidiaries, “OneBeacon”). On June 1, 2001, OBH acquired OneBeacon from Aviva plc (“Aviva”, formerly CGNU), (the “OneBeacon Acquisition”). During 2006, White Mountains undertook an internal reorganization and formed OneBeacon Insurance Group, Ltd. (“OBIG”) for the purpose of holding certain of its property and casualty insurance businesses. As part of this reorganization, certain of White Mountains’ businesses that were historically indirect wholly-owned subsidiaries of White Mountains, including OBH, became indirect wholly-owned subsidiaries of OBIG. During the fourth quarter of 2006, White Mountains sold 27.6 million or 27.6% of OBIG’s common shares in an initial public offering. As of March 31, 2010, White Mountains owned 75.4% of OBIG’s common shares. Within this report, the term “OB Holdings” is used to refer to one or more entities within the consolidated organization, as the context requires. The Company is a U.S.-based company with its headquarters located at 1 Beacon Lane, Canton, Massachusetts 02021 and its principal executive office located at 601 Carlson Parkway, Minnetonka, Minnesota 55305.

OB Holdings’ reportable segments are Insurance Operations and Other Operations. OB Holdings’ Insurance Operations segment includes the results of its insurance operations. OB Holdings currently manages its Insurance Operations segment through a specialty lines underwriting unit and a personal lines underwriting unit, nearly all of which is subject to the personal lines transaction described in Note 2. The Insurance Operations segment also includes run-off business, which primarily consists of non-specialty commercial lines business which is being transferred to The Hanover, as described above, and other run-off business. OB Holdings’ Other Operations segment consists of the activities of the Company.

All significant intercompany transactions have been eliminated in consolidation. These interim financial statements include all adjustments, consisting of a normal recurring nature, considered necessary by management to fairly present the financial position, results of operations and cash flows of OB Holdings. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Refer to the Company’s 2009 Annual Report on Form 10-K for a complete discussion regarding OB Holdings’ significant accounting policies. Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.

Recently Adopted Changes in Accounting Principles

Transfers of Financial Assets and Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities

On January 1, 2010, OB Holdings adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-16 and ASU 2009-17, codified within Accounting Standards Codification (“ASC”) 860 and ASC 810, respectively. Under ASC 860, the concept of a qualifying special-purpose entity (“QSPE”) has been eliminated and accordingly, any existing QSPE must be evaluated for consolidation upon adoption. The appropriateness of derecognition is evaluated based on whether or not the transferor has surrendered control of the transferred assets. The evaluation must consider any continuing involvement by the transferor. OB Holdings does not have any entities that were considered a QSPE under guidance prior to ASC 860. ASC 810 clarifies the application of consolidation accounting for entities for which the controlling financial interest might not be solely identified through voting rights. The guidance under ASC 810 still requires a reporting entity to perform an analysis to determine if its variable interests give it a controlling financial interest in a variable interest entity (“VIE”). The analysis required identifies the primary beneficiary of a VIE as the entity having both of the following:

•                  The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance; and

•                  The obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

In addition, a reporting entity must assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining if it has the power to direct the activities of the VIE that most significantly affect the entity’s economic performance. The concept of a reconsideration event is retained and an ongoing reassessment of whether a reporting entity is the primary beneficiary of a VIE is required. Specifically, the list of reconsideration events includes a change in facts and circumstances where the holders of an equity investment at risk as a group lose the power from voting or similar rights to direct the activities of the entity that most significantly affect the entity’s economic performance. In addition, a troubled debt-restructuring is now defined as a reconsideration event. Both statements expand required disclosures and are effective as of the beginning of the first annual reporting period that begins after November 15, 2009. The adoption of ASC 860 and ASC 810 had no material impact on OB Holdings’ financial position or results of operations.

Improving Disclosures about Fair Value Measurements

On January 1, 2010, OB Holdings adopted ASU 2010-06, codified within ASC 820. ASU 2010-06 requires new disclosures and clarifies existing disclosure requirements for fair value measurements. ASU 2010-06 requires disclosure of the amounts and nature of the transfers in and out of Level 1 and Level 2 measurements. The ASU also requires a gross presentation of activity within the Level 3 rollforward, presenting separately information about purchases, sales, issuances and settlements. In addition, fair value measurements by Level will now be presented on a more disaggregated basis, by asset or liability class. The ASU also requires more detailed disclosures about inputs and valuation techniques for Level 2 and Level 3 measurements for interim and annual reporting periods. The ASU is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. The adoption of ASU 2010-06 had no material impact on OB Holdings’ financial position or results of operations. See Note 5 for required disclosures.

NOTE 2. Acquisitions and Dispositions

On February 2, 2010, OBIG and certain of its subsidiaries entered into a definitive agreement to sell the traditional personal lines business to Tower Group, Inc. (the “Personal Lines Transaction”). The Personal Lines Transaction includes two insurance companies containing the personal lines business, and two attorneys-in-fact managing the reciprocal insurance exchanges (“reciprocals”) that write the personal lines business in New York and New Jersey. Net written premiums for the affected books totaled approximately $420 million for the year ended December 31, 2009. As consideration, OneBeacon will receive an amount equal to the statutory surplus in the reciprocals, the GAAP equity in the insurance companies and attorneys-in-fact, plus $32.5 million. All specialty lines, including the collector cars and boats business, will remain with OB Holdings. The sale is subject to certain state regulatory approvals.

Except as described above with respect to entering into the Personal Lines Transaction, during the first quarter of 2010, there were no acquisitions or dispositions. During the first quarter of 2009, there were no acquisitions or dispositions.

NOTE 3. Reserves for Unpaid Loss and LAE

The following table summarizes the loss and LAE reserve activities of OB Holdings’ insurance subsidiaries for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009
	($ in millions)
Gross beginning balance	$3,934.8	$4,294.0
Less beginning reinsurance recoverable on unpaid losses	(2,192.9)	(2,503.3)
Net loss and LAE reserves	1,741.9	1,790.7
Loss and LAE incurred relating to:
Current year losses	339.7	302.8
Prior year losses	(6.0)	(14.8)
Total incurred loss and LAE	333.7	288.0
Accretion of fair value adjustment to net loss and LAE reserves	—	1.4
Loss and LAE paid relating to:
Current year losses	(73.0)	(76.3)
Prior year losses	(212.1)	(233.5)
Total loss and LAE payments	(285.1)	(309.8)
Net ending balance	1,790.5	1,770.3
Plus ending reinsurance recoverable on unpaid losses	2,200.8	2,440.9
Gross ending balance	$3,991.3	$4,211.2

During the three months ended March 31, 2010, OB Holdings experienced $6.0 million of favorable loss and LAE reserve development on prior accident year loss reserves. The favorable loss reserve development was primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines, commercial package business and other general liability lines. During the three months ended March 31, 2009, OB Holdings experienced $14.8 million of favorable loss and LAE reserve development on prior accident year loss reserves. The favorable loss reserve development was primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines and commercial package business lines, partially offset by adverse loss reserve development primarily related to New York personal injury protection litigation at AutoOne Insurance (“AutoOne”).

In connection with purchase accounting for the OneBeacon Acquisition, loss and LAE reserves and the related reinsurance recoverables were adjusted to fair value on the balance sheets. The net reduction to loss and LAE reserves was being accreted through an income statement charge ratably with and over the period the claims were settled. Accordingly, OB Holdings recognized $1.4 million of such charges for the three months ended March 31, 2009. As of March 31, 2010, the outstanding pre-tax unaccreted adjustment was $0.

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

OB Holdings entered into a 30% quota share agreement with a group of reinsurers that ran from January 1, 2009 through December 31, 2009, and renewed the agreement effective January 1, 2010. During the three months ended March 31, 2010 and 2009, OB Holdings ceded $11.6 million and $13.6 million, respectively, of written premiums from its Northeast homeowners business written through OneBeacon Insurance Company (“OBIC”) and its subsidiary companies, along with Adirondack Insurance Exchange and New Jersey Skylands Insurance Association in New York and New Jersey, respectively.

At March 31, 2010, OB Holdings had $19.8 million of reinsurance recoverables on paid losses and $2,387.8 million (gross of $187.0 million in purchase accounting adjustments, as described in Note 3) that will become recoverable if claims are paid in accordance with current reserve estimates. Reinsurance contracts do not relieve OB Holdings of its obligations. Therefore, collectibility of balances due from its reinsurers is critical to OB Holdings’ financial strength. OB Holdings is selective in regard to its reinsurers, principally placing reinsurance with those reinsurers with strong financial condition, industry ratings and underwriting ability. Management monitors the financial condition and ratings of its reinsurers on an ongoing basis. As a result, uncollectible amounts have historically not been significant. The following table provides a listing of OB Holdings’ top reinsurers for its insurance operations, excluding industry pools and associations and affiliates of OB Holdings, based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurers’ A.M. Best Company, Inc. (“A.M. Best”) ratings.

($ in millions)	Balance at March 31, 2010	% of total	A.M. Best Rating (1)
National Indemnity Company and General Reinsurance Corporation (2)	$1,840.9	76%	A	++
Tokio Marine and Nichido Fire (3)	45.5	2%	A	++
Munich Reinsurance America	40.9	2%	A	+
QBE Insurance Corporation	28.2	1%	A
Swiss Re	18.6	1%	A

(1)          A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen financial strength ratings), “A+” (Superior, which is the second highest of fifteen financial strength ratings) and “A” (Excellent, which is the third highest of fifteen financial strength ratings).

(2)          Includes $320.2 million of Third Party Recoverables (as defined below), which NICO (as defined below) would pay under the terms of the NICO Cover (as defined below) if they are unable to collect from third party reinsurers. OB Holdings also has an additional $105.4 million of Third Party Recoverables from various reinsurers, the majority of which are rated “A” or better by A.M. Best.

(3)          Includes $38.8 million of reinsurance recoverables from various reinsurers that are guaranteed by Tokio Marine and Nichido Fire under the terms of a 100% quota share reinsurance agreement between Houston General Insurance Company and Tokio Marine and Nichido Fire.

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

Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OB Holdings’ third party reinsurers (“Third Party Reinsurers”) in existence at the time the NICO Cover was executed (“Third Party Recoverables”). As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OB Holdings. OB Holdings estimates that on an incurred basis it has used approximately $2.2 billion of the coverage provided by NICO at March 31, 2010. Since entering into the NICO Cover, approximately 4% of the $2.2 billion of utilized coverage relates to uncollectible Third Party Recoverables and settlements on Third Party Recoverables through March 31, 2010. Net losses paid totaled approximately $1.2 billion as of March 31, 2010. To the extent that actual experience differs from OB Holdings’ estimate of ultimate A&E losses and Third Party Recoverables, future losses could exceed the $320.2 million of protection remaining under the NICO Cover at March 31, 2010.

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

NOTE 5. Investment Securities

OB Holdings’ invested assets are comprised of securities and other investments held for general investment purposes. Refer to the Company’s 2009 Annual Report on Form 10-K for a complete discussion.

In accordance with ASC 825, OB Holdings classifies its portfolio of fixed maturity investments and common equity securities, including convertible bonds, held for general investment purposes as trading securities. Trading securities are reported at fair value as of the balance sheet date as determined by quoted market prices when available. Realized and unrealized investment gains and losses on trading securities are reported pre-tax in revenues.

Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year. Short-term investments are carried at amortized cost, which approximated fair value as of March 31, 2010 and December 31, 2009.

Other investments include hedge funds and private equity funds. OB Holdings measures its investments in hedge funds and private equity funds at fair value with changes therein reported in revenues on a pre-tax basis.

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

In February 2009, OB Holdings amended the terms of the securities lending program to give it more control over the investment of borrowers’ collateral and to separate the assets supporting that collateral into a segregated account. Pursuant to the amendment, (i) the guidelines for the investment of any new cash collateral as well as the reinvestment of cash were narrowed to permit investment in only cash equivalent securities, (ii) OB Holdings has the authority to direct the lending agent to both sell specific collateral securities in the segregated account and to not sell certain collateral securities which the lending agent proposes to sell, and (iii) OB Holdings and the lending agent agreed to manage the securities lending program toward an orderly wind-down. In May 2009, OB Holdings instructed the lending agent not to make any additional loans of securities and to recall all of the securities on loan and fund the return of collateral to the borrower. As a result of the actions described above, the securities lending assets are no longer segregated and are included within OB Holdings’ investment securities. As of March 31, 2010, $1.7 million in collateral had not been returned to the borrower.

OB Holdings’ net investment income is comprised primarily of interest income associated with OB Holdings’ fixed maturity investments, dividend income from its equity investments and interest income from its short-term investments. Net investment income for the three months ended March 31, 2010 and 2009 consisted of the following:

	Three months ended March 31,
	2010	2009
	($ in millions)
Investment income:
Fixed maturity investments	$27.7	$21.0
Short-term investments	0.1	1.4
Common equity securities	0.8	0.4
Convertible bonds	1.6	1.5
Other investments	0.4	0.3
Gross investment income	30.6	24.6
Less investment expenses	(2.3)	(2.9)
Net investment income, pre-tax	$28.3	$21.7

The composition of net realized investment gains (losses), a component of net realized and unrealized investment gains (losses), consisted of the following:

	Three months ended March 31,
	2010	2009
	($ in millions)
Fixed maturity investments	$24.4	$(18.2)
Short-term investments	—	0.1
Common equity securities	0.3	(39.6)
Convertible bonds	4.1	0.7
Other investments	(2.4)	0.7
Net realized investment gains (losses), pre-tax	$26.4	$(56.3)

The net changes in fair value for the three months ended March 31, 2010 and 2009 are as follows:

	Three months ended March 31, 2010
	Changes in net unrealized gains and losses (1)	Changes in net foreign currency translation gains and losses (1)	Total net changes in fair value reflected in revenues (1)
	($ in millions)
Fixed maturity investments	$(1.8)	$2.6	$0.8
Short-term investments	—	(0.3)	(0.3)
Common equity securities	7.2	—	7.2
Convertible bonds	2.1	—	2.1
Other investments	6.2	—	6.2
Total	$13.7	$2.3	$16.0

	Three months ended March 31, 2009
	Changes in net unrealized gains and losses (1)(2)	Changes in net foreign currency translation gains and losses (1)	Total net changes in fair value reflected in revenues (1)(2)
	($ in millions)
Fixed maturity investments	$33.7	$6.4	$40.1
Short-term investments	(0.1)	0.2	0.1
Common equity securities	9.1	0.1	9.2
Convertible bonds	(1.7)	—	(1.7)
Other investments	2.7	—	2.7
Total	$43.7	$6.7	$50.4

(1)                                 Includes changes in net deferred gains and losses on sales of investments between OB Holdings and entities under White Mountains’ common control of $(0.9) million and $0.3 million, pre-tax, for the three months ended March 31, 2010 and 2009, respectively.

(2)                                 Includes net unrealized gains related to OB Holdings’ securities lending program of $3.2 million, pre-tax, for the three months ended March 31, 2009.

The components of OB Holdings’ ending net unrealized investment gains and losses, excluding the impact of net unrealized foreign currency translation gains and losses, on its trading investment portfolio as of March 31, 2010 and December 31, 2009 were as follows:

	March 31,	December 31,
	2010	2009
	($ in millions)
Investment securities:
Gross unrealized investment gains	$169.1	$167.2
Gross unrealized investment losses	(10.8)	(23.5)
Net unrealized gains from investment securities	158.3	143.7
Income taxes	(55.4)	(50.3)
Total net unrealized investment gains, after tax	$102.9	$93.4

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of OB Holdings’ fixed maturity investments as of March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
U.S. Government and agency obligations	$409.5	$11.7	$—	$—	$421.2
Debt securities issued by industrial corporations	895.1	60.0	(0.8)	3.9	958.2
Municipal obligations	1.9	—	—	—	1.9
Asset-backed securities	856.1	18.8	(0.6)	—	874.3
Foreign government obligations	15.7	0.9	—	—	16.6
Preferred stocks	70.8	1.5	—	—	72.3
Total fixed maturity investments	$2,249.1	$92.9	$(1.4)	$3.9	$2,344.5

	December 31, 2009
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
U.S. Government and agency obligations	$519.4	$12.4	$(0.2)	$—	$531.6
Debt securities issued by industrial corporations	1,278.6	73.5	(6.4)	1.3	1,347.0
Municipal obligations	2.5	0.1	—	—	2.6
Asset-backed securities	1,003.7	18.4	(7.2)	—	1,014.9
Foreign government obligations	25.6	1.1	—	—	26.7
Preferred stocks	70.8	0.7	—		71.5
Total fixed maturity investments	$2,900.6	$106.2	$(13.8)	$1.3	$2,994.3

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of OB Holdings’ common equity securities, convertible bonds and other investments as of March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
Common equity securities	$227.1	$21.4	$(2.9)	$—	$245.6
Convertible bonds	152.3	18.7	(0.1)	—	170.9
Other investments	130.8	36.1	(6.4)	—	160.5

	December 31, 2009
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
Common equity securities	$176.3	$12.3	$(1.0)	$—	$187.6
Convertible bonds	153.7	16.6	(0.1)	—	170.2
Other investments	122.8	32.1	(8.6)	—	146.3

Fair value measurements at March 31, 2010

OB Holdings records its investments in accordance with ASC 820 which provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information. Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an “exit price”). ASC 820 establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in ASC 820 prioritizes fair value measurements into three levels based on the nature of the inputs as follows:

Level 1 — Valuations based on quoted prices in active markets for identical assets;

Level 2 — Valuations based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and quoted prices in active markets for similar, but not identical instruments; and

Level 3 — Valuations based on unobservable inputs.

As of both March 31, 2010 and December 31, 2009, approximately 93% of the investment portfolio recorded at fair value was priced based upon observable inputs.

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

In circumstances where the underlying investments are publicly traded, such as the investments made by hedge funds, the fair value of the underlying investments is determined using current market prices. In circumstances where the underlying investments are not publicly traded, such as the investments made by private equity funds, the private equity fund managers have considered the need for a liquidity discount on each of the underlying investments when determining the fund’s net asset value in accordance with ASC 820. In circumstances where OB Holdings’ portion of a fund’s net asset value is deemed to differ from fair value due to illiquidity or other factors associated with OB Holdings’ investment in the fund, including counterparty credit risk, the net asset value is adjusted accordingly. At March 31, 2010 and December 31, 2009, OB Holdings did not record an adjustment to the net asset value related to its investments in hedge funds or private equity funds.

As of March 31, 2010 and December 31, 2009, other investments represented approximately 4% of the investment portfolio recorded at fair value. Other investments accounted for at fair value as of March 31, 2010 and December 31, 2009 were comprised of $79.7 million and $74.2 million, respectively, in hedge funds, $63.3 million and $58.0 million, respectively, in private equity funds, $14.1 million for both periods of an investment in a community reinvestment vehicle, and $3.4 million of an investment in a tax credit stimulus fund as of March 31, 2010. At March 31, 2010 and December 31, 2009, we held investments in 15 hedge funds and 16 and 15 private equity funds, respectively. The largest investment in a single fund was $11.3 million and $10.8 million, respectively, at March 31, 2010 and December 31, 2009.

The fair value measurements at March 31, 2010 and December 31, 2009 and their related inputs are as follows:

	Fair value at March 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$421.2	$418.6	$2.6	$—
Debt securities issued by industrial corporations:
AA	23.8	—	23.8	—
A	261.2	—	261.2	—
BBB	659.6	—	659.6	—
BB	13.6	—	13.6	—
Debt securities issued by industrial corporations	958.2	—	958.2	—

Municipal obligations	1.9	—	1.9	—
Asset-backed securities	874.3	—	859.6	14.7
Foreign government obligations	16.6	11.3	5.3	—
Preferred stocks	72.3	—	1.6	70.7
Fixed maturity investments	2,344.5	429.9	1,829.2	85.4

Short-term investments	998.5	998.5	—	—
Common equity securities:
Financials	88.5	54.5	—	34.0
Basic Materials	46.6	46.6	—	—
Consumer	39.0	39.0	—	—
Energy	27.2	25.4	—	1.8
Utilities	23.9	23.9	—	—
Other	20.4	20.3	0.1	—
Common equity securities	245.6	209.7	0.1	35.8

Convertible bonds	170.9	—	170.9	—
Other investments	160.5	—	—	160.5
Total	$3,920.0	$1,638.1	$2,000.2	$281.7

	Fair value at December 31, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$531.6	$529.0	$2.6	$—
Debt securities issued by industrial corporations:
AA	101.0	—	100.8	0.2
A	398.3	—	398.3	—
BBB	794.0	—	794.0	—
BB	31.6	—	31.6	—
Other	22.1	—	22.1	—
Debt securities issued by industrial corporations	1,347.0	—	1,346.8	0.2

Municipal obligations	2.6	—	2.6	—
Asset-backed securities	1,014.9	—	999.2	15.7
Foreign government obligations	26.7	21.4	5.3	—
Preferred stocks	71.5	—	1.5	70.0
Fixed maturity investments	2,994.3	550.4	2,358.0	85.9

Short-term investments	489.3	489.3	—	—
Common equity securities:
Financials	82.3	50.1	—	32.2
Basic Materials	32.3	32.3	—	—
Consumer	19.2	19.2	—	—
Energy	29.4	27.8	—	1.6
Utilities	7.2	7.2	—	—
Other	17.2	17.2	—	—
Common equity securities	187.6	153.8	—	33.8

Convertible bonds	170.2	—	170.2	—
Other investments	146.3	—	—	146.3
Total	$3,987.7	$1,193.5	$2,528.2	$266.0

At March 31, 2010 and December 31, 2009, OB Holdings held one private preferred stock that represented approximately 98% of its preferred stock portfolio. OB Holdings used quoted market prices for similar securities that were adjusted to reflect management’s best estimate of fair value; this security is classified as a Level 3 measurement.

In addition to the investment portfolio described above, OB Holdings had $40.7 million and $27.2 million, respectively, of liabilities recorded at fair value and included in other liabilities as of March 31, 2010 and December 31, 2009. These liabilities relate to securities that have been sold short by a limited partnership that OB Holdings invests in and is required to consolidate in accordance with GAAP. All of the liabilities included in the $40.7 million and $27.2 million, respectively, have been deemed to have a Level 1 designation as of March 31, 2010 and December 31, 2009.

Asset-backed Securities

OB Holdings purchases commercial and residential mortgage backed securities to maximize its fixed income portfolio’s risk adjusted returns in the context of a diversified portfolio. OB Holdings’ non-agency commercial mortgage-backed portfolio (“CMBS”) is generally short tenor, fixed rate and structurally senior, with more than 30 points of subordination on average for fixed rate CMBS and more than 60 points of subordination on average for floating rate CMBS as of March 31, 2010. In general, subordination represents the percentage of principal loss on the underlying collateral that would have to occur before the security incurs a loss.  These collateral losses, instead, are first absorbed by other securities lower in the capital structure.  OB Holdings believes these levels of protection will mitigate the risk of loss tied to refinancing challenges facing the commercial real estate market.  As of March 31, 2010, on average approximately 6% of the underlying loans were reported as non-performing for all CMBS held by OB Holdings. OB Holdings is not an originator of residential mortgage loans and held $0.1 million of residential mortgage-backed securities (“RMBS”) categorized as sub-prime as of March 31, 2010. In addition, OB Holdings’ investments in hedge funds and private equity funds contain negligible amounts of sub-prime mortgage backed securities as of March 31, 2010. OB Holdings considers sub-prime mortgage backed securities to be those that are issued from dedicated sub-prime shelves, have underlying loan pools that exhibit weak credit characteristics and dedicated second-lien shelf registrations (i.e., OB Holdings considers investments backed primarily by second-liens to be a sub-prime risk regardless of credit scores or other metrics).

There are also mortgage backed securities that OB Holdings categorizes as “non-prime” (also called “Alt A” or “A-”) that are backed by collateral that has overall credit quality between prime and sub-prime, as determined based on OB Holdings’ review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of March 31, 2010, OB Holdings did not hold any mortgage backed securities that were classified as non-prime.  OB Holdings’ non-agency residential mortgage-backed portfolio is generally of moderate average life, fixed rate and structurally senior. OB Holdings does not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.

The following table summarizes the carrying value of OB Holdings’ asset-backed securities as of March 31, 2010 and December 31, 2009:

	March 31, 2010			December 31, 2009
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
	($ in millions)
Mortgage-backed securities:
GNMA	$452.6	$452.6	$—	$483.0	$483.0	$—
FNMA	120.8	120.8	—	149.1	149.1	—
FHLMC	55.3	55.3	—	76.3	76.3	—
Total Agency(1)	628.7	628.7	—	708.4	708.4	—
Non-agency:
Residential	25.1	25.1	—	30.7	30.7	—
Commercial	96.8	82.1	14.7	136.1	120.4	15.7
Total Non-agency	121.9	107.2	14.7	166.8	151.1	15.7
Total mortgage-backed securities	750.6	735.9	14.7	875.2	859.5	15.7

Other asset-backed securities:
Credit card receivables	11.1	11.1	—	27.7	27.7	—
Auto loans	112.1	112.1	—	111.1	111.1	—
Other	0.5	0.5	—	0.9	0.9	—
Total other asset-backed securities	123.7	123.7	—	139.7	139.7	—
Total asset-backed securities	$874.3	$859.6	$14.7	$1,014.9	$999.2	$15.7

(1)                                 Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

The security issuance years of OB Holdings’ investments in non-agency RMBS and non-agency CMBS securities as of March 31, 2010 are as follows:

		Security Issuance Year
	Fair Value	2001	2003	2004	2005	2006	2007
	($ in millions)
Non-agency RMBS	$25.1	$—	$—	$4.5	$16.7	$3.8	$0.1
Non-agency CMBS	96.8	11.3	3.3	—	18.5	4.4	59.3
Total	$121.9	$11.3	$3.3	$4.5	$35.2	$8.2	$59.4

Non-agency Residential Mortgage Securities

The classification of the underlying collateral quality and the tranche levels of OB Holdings’ non-agency RMBS securities are as follows as of March 31, 2010:

	Fair Value	Super Senior (1)	Senior (2)	Subordinate (3)
	($ in millions)
Prime	$25.0	$—	$25.0	$—
Sub-prime	0.1	—	0.1	—
Total	$25.1	$—	$25.1	$—

(1)                                 At issuance, Super Senior were rated AAA and were senior to other AAA bonds.

(2)                                 At issuance, Senior were rated AAA and were senior to non-AAA bonds.

(3)                                 At issuance, Subordinate were not rated AAA and were junior to other bonds.

Non-agency Commercial Mortgage Securities

On average, these CMBS have over 30% of subordination and less than 6% of the underlying loans are non-performing.  The amount of fixed and float rate securities and their tranche levels are as follows as of March 31, 2010:

	Fair Value	Super Senior (1)	Senior(2)	Subordinate(3)
	($ in millions)
Fixed rate CMBS	$76.9	$62.4	$3.3	$11.2
Float rate CMBS	19.9	18.0	—	1.9
Total	$96.8	$80.4	$3.3	$13.1

(1)                                  At issuance, Super Senior were rated AAA and were senior to other AAA bonds.

(2)                                  At issuance, Senior were rated AAA and were senior to non-AAA bonds.

(3)                                  At issuance, Subordinate were not rated AAA and were senior to other bonds.

The changes in Level 1 fair value measurements for the three months ended March 31, 2010 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments	Total (1)
	($ in millions)
Balance at January 1, 2010	$550.4	$153.8	$—	$—	$704.2
Amortization/accretion	0.1	—	—	—	0.1
Total net realized and unrealized gains (losses)	2.1	5.1	—	—	7.2
Purchases	185.8	61.7	—	—	247.5
Sales	(308.5)	(10.9)	—	—	(319.4)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at March 31, 2010	$429.9	$209.7	$—	$—	$639.6

(1)                                  Excludes short-term investments which are deemed to have a Level 1 designation as of March 31, 2010 and December 31, 2009. The net maturities, purchases and sales of short-term investments resulted in an increase of $509.2 million during the three months ended March 31, 2010.

The changes in Level 2 fair value measurements for the three months ended March 31, 2010 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments	Total
	($ in millions)
Balance at January 1, 2010	$2,358.0	$—	$170.2	$—	$2,528.2
Amortization/accretion	(1.9)	—	0.3	—	(1.6)
Total net realized and unrealized gains (losses)	20.3	—	6.2	—	26.5
Purchases	111.9	0.1	23.7	—	135.7
Sales	(659.3)	—	(29.5)	—	(688.8)
Transfers in	0.2	—	—	—	0.2
Transfers out	—	—	—	—	—
Balance at March 31, 2010	$1,829.2	$0.1	$170.9	$—	$2,000.2

The changes in Level 3 fair value measurements for the three months ended March 31, 2010 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments	Total
	($ in millions)
Balance at January 1, 2010	$85.9	$33.8	$—	$146.3	$266.0
Amortization/accretion	(1.4)	—	—	—	(1.4)
Total net realized and unrealized gains (losses)	2.8	2.4	—	3.8	9.0
Purchases	—	—	—	12.5	12.5
Sales	(1.7)	(0.4)	—	(2.1)	(4.2)
Transfers in	—	—	—	—	—
Transfers out	(0.2)	—	—	—	(0.2)
Balance at March 31, 2010	$85.4	$35.8	$—	$160.5	$281.7

“Transfers out” of Level 3 and included in “transfers in” of Level 2 fixed maturity investments of $0.2 million for the three months ended March 31, 2010 comprise one security which had been previously classified as a Level 3 measurement and was recategorized as a Level 2 measurement when quoted market prices for similar securities that were considered reliable and could be validated against an alternative source became available during the three months ended March 31, 2010.

The following table summarizes the change in net unrealized gains or losses for assets designated as Level 3 for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009
	($ in millions)
Fixed maturity investments	$2.3	$(1.0)
Short-term investments	—	—
Common equity securities	2.3	0.2
Convertible bonds	—	—
Other investments	—	(4.3)
Total	$4.6	$(5.1)

Other Investments

OB Holdings holds investments in hedge funds and private equity funds which are included in other investments. The fair value of these investments has been estimated using the net asset value of the funds. The following table summarizes investments in hedge funds and private equity funds at March 31, 2010:

	Fair Value	Unfunded Commitments
	($ in millions)
Hedge funds
Long/short credit and distressed	$23.6	None
Long bank loan	3.6	None
Long/short equity	44.9	None
Long/short equity real estate investment trust	1.0	None
Long/short equity activist	6.6	None
Total hedge funds	$79.7

Private equity funds
Insurance	$6.4	$0.1
Banking	4.2	0.1
Distressed residential real estate	5.0	20.5
Energy infrastructure and services	18.2	8.3
Healthcare	0.8	4.0
Multi-sector	18.2	7.6
Private equity secondaries	5.8	1.9
Real estate	4.7	0.9
Total private equity funds	$63.3	$43.4
Total hedge funds and private equity funds(1)	$143.0	$43.4

(1)                                 Other investments also includes $14.1 million of an investment in a community reinvestment vehicle and $3.4 million of an investment in a tax credit stimulus fund. The tax credit stimulus fund has an unfunded commitment of $21.6 million as of March 31, 2010.

The following table summarizes investments in hedge funds and private equity funds as of December 31, 2009:

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

Redemptions of investments in certain funds are subject to restrictions including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. The following summarizes the March 31, 2010 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Hedge Funds—Active Funds
	30 - 59 days notice	60 - 89 days notice	90 - 119 days notice	120+ days notice	Total
	($ in millions)
Redemption frequency
Monthly	$—	$—	$—	$5.9	$5.9
Quarterly	18.0	16.6	10.6	—	45.2
Semi-annual	11.1	0.4	1.1	—	12.6
Annual	—	—	12.4	3.6	16.0
Total	$29.1	$17.0	$24.1	$9.5	$79.7

The following summarizes the December 31, 2009 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Hedge Funds—Active Funds
	30 - 59 days notice	60 - 89 days notice	90 - 119 days notice	120+ days notice	Total
	($ in millions)
Redemption frequency
Quarterly	$17.9	$20.7	$10.4	$—	$49.0
Semi-annual	10.8	1.3	—	—	12.1
Annual	0.7	—	9.1	3.3	13.1
Total	$29.4	$22.0	$19.5	$3.3	$74.2

Certain of the hedge fund investments are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund’s underlying investments are liquidated. At March 31, 2010 and December 31, 2009, $17.8 million and $16.2 million, respectively, of hedge funds were in liquidation. The actual amount of the final distribution is subject to market fluctuations. The date at which such distributions will be received is not determinable at March 31, 2010. OB Holdings has submitted redemption requests for certain of its investments in active hedge funds. Redemptions are recorded as receivables when approved by the hedge funds and when no longer subject to market fluctuations.

Investments in private equity funds are generally subject to “lock-up” periods during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investment. In addition, certain private equity funds provide an option to extend the lock-up period at either the sole discretion of the fund manager or upon agreement between the fund and the investors. At March 31, 2010, investments in private equity funds were subject to lock-up periods as follows:

	1 - 3 years	3 - 5 years	5 - 10 years	>10 years	Total
	($ in millions)
Private Equity Funds—expected lock-up period remaining	$6.3	$5.1	$51.9	$—	$63.3

NOTE 6. Debt

OB Holdings’ debt outstanding as of March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
	($ in millions)
Senior unsecured notes, at face value	$594.5	$607.1
Unamortized original issue discount	(0.5)	(0.6)
Senior unsecured notes, carrying value	594.0	606.5
Atlantic Specialty Note	—	14.0
Total debt	$594.0	$620.5

Senior Notes

In May 2003, the Company issued $700.0 million face value of senior unsecured debt through a public offering, at an issue price of 99.7% (the “Senior Notes”). The Senior Notes bear an annual interest rate of 5.875%, payable semi-annually in arrears on May 15 and November 15, until maturity on May 15, 2013, and are fully and unconditionally guaranteed as to the payment of principal and interest by White Mountains. The Company incurred $7.3 million in expenses related to the issuance of the Senior Notes (including the $4.5 million underwriting discount), which have been deferred and are being recognized into interest expense over the life of the Senior Notes. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 6.0% per annum. During the first quarter of 2010, the Company repurchased $11.5 million of outstanding Senior Notes for $11.9 million, which resulted in a $0.5 million loss. During the first quarter of 2010, OBIC purchased $1.1 million of outstanding Senior Notes for $1.1 million. During the first quarter of 2009, the Company repurchased $10.6 million of outstanding Senior Notes for $8.1 million, which resulted in a $2.5 million gain. At March 31, 2010, the Company was in compliance with all of the covenants under the Senior Notes.

Additionally, in April 2010, the Company repurchased $18.2 million of outstanding Senior Notes for $18.9 million, which resulted in a $0.7 million loss. See Note 13.

White Mountains has provided and, pursuant to a separation agreement, continues to provide an irrevocable and unconditional guarantee as to the payment of principal and interest on the Senior Notes. Refer to “Note 16. Related Party Disclosures” of the Company’s 2009 Annual Report on Form 10-K.

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

Concurrent with entering into the mortgage note, OB Holdings also entered into an interest rate swap to hedge its exposure to the variability in the interest rate on the mortgage note. The notional amount of the swap was equal to the debt outstanding on the mortgage note and was adjusted to match the drawdowns and repayments on the mortgage note so that the principal amount of the mortgage note and the notional amount of the swap are equal at all times. Under the terms of the swap, OB Holdings paid a fixed interest rate of approximately 6% and received a variable interest rate based on the same LIBOR index used for the mortgage note. Interest paid or received on the swap was reported in interest expense. In accordance with GAAP, OB Holdings accounted for the swap as a cash flow hedge and recorded the interest rate swap at fair value on the balance sheet in other assets or liabilities depending on the value as of the balance sheet date. Changes in the fair value of the interest rate swap were reported as a component of other comprehensive income or loss. Any gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of the effectiveness were recorded in revenues. During the three months ended March 31, 2009, OB Holdings recognized income, after tax, of $0.8 million in other comprehensive income. At the time of repayment of the outstanding balance on the mortgage note, OB Holdings settled the interest rate swap.

Other Debt of Operating Subsidiaries

In connection with the acquisition of Atlantic Specialty Insurance Company on March 31, 2004, OB Holdings issued a $20.0 million ten-year note to the seller (the “Atlantic Specialty Note”). OB Holdings was required to repay $2.0 million of principal on the Atlantic Specialty Note each year, commencing in January 2007. The Atlantic Specialty Note accrued interest at a rate of 5.2% except that the outstanding principal amount in excess of $15.0 million accrued interest at a rate of 3.6%. During the three months ended March 31, 2009, OB Holdings repaid $2.0 million on the Atlantic Specialty Note. During the three months ended March 31, 2010, OB Holdings repaid $14.0 million on the Atlantic Specialty Note, representing the outstanding principal on the note.

NOTE 7. Segment Information

OB Holdings’ segments consist of the following: (1) Insurance Operations; and (2) Other Operations. OB Holdings has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the chief operating decision makers and the Board of Directors (the “Board”). Significant intercompany transactions among OB Holdings’ segments have been eliminated herein. Financial information for OB Holdings’ segments follows:

	Insurance Operations	Other Operations	Total
	($ in millions)
Three months ended March 31, 2010
Earned premiums	$453.2	$—	$453.2
Net investment income (expense)	29.0	(0.7)	28.3
Net realized and unrealized investment gains (losses)	43.4	(1.0)	42.4
Net other revenues (expenses)	7.4	(0.9)	6.5
Total revenues	533.0	(2.6)	530.4
Loss and LAE	333.7	—	333.7
Policy acquisition expenses	101.4	—	101.4
Other underwriting expenses	74.2	—	74.2
General and administrative expenses	4.7	0.7	5.4
Interest expense on debt	0.1	9.0	9.1
Total expenses	514.1	9.7	523.8
Pre-tax income (loss)	$18.9	$(12.3)	$6.6
Three months ended March 31, 2009
Earned premiums	$487.8	$—	$487.8
Net investment income	21.6	0.1	21.7
Net realized and unrealized investment losses	(5.9)	—	(5.9)
Net other revenues	7.3	2.1	9.4
Total revenues	510.8	2.2	513.0
Loss and LAE	288.0	—	288.0
Policy acquisition expenses	95.9	—	95.9
Other underwriting expenses	72.7	—	72.7
General and administrative expenses	4.0	—	4.0
Accretion of fair value adjustment to loss and LAE reserves	—	1.4	1.4
Interest expense on debt	0.8	10.1	10.9
Total expenses	461.4	11.5	472.9
Pre-tax income (loss)	$49.4	$(9.3)	$40.1

OB Holdings currently manages its Insurance Operations segment through a specialty lines underwriting unit and a personal lines underwriting unit, nearly all of which is subject to the Personal Lines Transaction, as described in Note 2. The Insurance Operations segment also includes run-off business, which primarily consists of non-specialty commercial lines business which is being transferred to The Hanover, as described in Note 1, and other run-off business.

OB Holdings’ specialty lines underwriting unit is a collection of niche insurance businesses, including professional liability products, marine insurance, collectors cars and boats, property and inland marine, tuition reimbursement, excess property and accident & health products, as well as property and casualty insurance coverages tailored to industry groups such as technology, financial services, entertainment, sports and leisure industries and government entities. OB Holdings’ personal lines underwriting unit provides homeowners, automobile and combination insurance policies. The personal lines underwriting unit also includes AutoOne, a subsidiary within OB Holdings that offers products and services to assigned risk markets. OB Holdings’ Insurance Operations segment also includes run-off which consists of non-specialty commercial lines business included in the Commercial Lines Transaction, as well as national accounts, certain specialty programs and regional agency business transferred to Liberty Mutual Insurance Group effective November 1, 2001.

The following tables provide ratios, net written premiums and earned insurance premiums for OB Holdings’ Insurance Operations by major underwriting unit and in total for the three months ended March 31, 2010 and 2009:

	Specialty(1)	Personal	Run-off(2)	Total(1)
	($ in millions)
Three months ended March 31, 2010
Ratios:
Loss and LAE	57.4%	85.4%	99.1%	73.6%
Expense	39.5	35.4	41.2	38.8
Total GAAP combined	96.9%	120.8%	140.3%	112.4%
Net written premiums	$260.3	$111.5	$(0.3)	$371.5
Earned premiums	235.9	122.8	94.5	453.2
Three months ended March 31, 2009
Ratios:
Loss and LAE	32.4%	89.4%	68.8%	59.0%
Expense	38.5	27.7	36.1	34.6
Total GAAP combined	70.9%	117.1%	104.9%	93.6%
Net written premiums	$229.5	$131.7	$108.2	$469.4
Earned premiums	215.7	150.2	121.9	487.8

(1)                                  Specialty lines now includes Technology, Financial Services, OneBeacon Specialty Property and Property and Inland Marine which were formerly reported in commercial lines. The prior period has been reclassified to conform to the current presentation.

(2)                                  Run-off now includes non-specialty commercial lines business subject to the Commercial Lines Transaction and other run-off business. The prior period has been reclassified to conform to the current presentation.

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

Under the provisions of ASC 810, OB Holdings has determined that each of the reciprocals qualifies as a VIE. Further, OB Holdings has determined that it is the primary beneficiary as it has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE. Accordingly, OB Holdings consolidates all three reciprocals.

At March 31, 2010 and December 31, 2009, consolidated amounts related to New Jersey Skylands Insurance included total assets of $131.6 million and $134.9 million, respectively, and total liabilities of $156.0 million and $154.8 million, respectively. At

March 31, 2010, the net amount of capital at risk is equal to the surplus note of $31.3 million less the accumulated losses as of March 31, 2010 of $24.4 million which includes accrued interest on the surplus note of $23.4 million which eliminates in consolidation.

At March 31, 2010 and December 31, 2009, consolidated amounts related to Houston General Insurance included total assets of $151.4 million and $111.4 million, respectively, and total liabilities of $167.8 million and $127.2 million, respectively. At March 31, 2010, the net amount of capital at risk is equal to the surplus note of $23.7 million less the accumulated losses as of March 31, 2010 of $16.4 million which includes accrued interest on the surplus note of $12.6 million which eliminates in consolidation.

At March 31, 2010 and December 31, 2009, amounts related to Adirondack Insurance included total assets of $280.1 million and $281.0 million, respectively, and total liabilities of $289.3 million and $280.9 million, respectively. At March 31, 2010, the net amount of capital at risk is equal to the surplus note of $70.7 million less the accumulated losses as of March 31, 2010 of $9.2 million which includes accrued interest on the surplus note of $29.1 million which eliminates in consolidation.

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

The components of net periodic benefit cost for the three months ended March 31, 2010 and 2009 were as follows:

	Three months ended March 31,
	2010	2009
	($ in millions)
Service cost	$0.2	$0.1
Interest cost	1.5	1.6
Expected return on plan assets	(1.9)	(1.6)
Amortization of unrecognized loss	0.2	0.4
Net periodic pension cost before special termination benefits expense	—	0.5
Special termination benefits expense(1)	0.2	—
Net periodic benefit cost	$0.2	$0.5

(1)                                  Special termination benefits represent additional payments made from the Qualified Plan to certain vested participants when their employment was terminated due to a reduction in force.

OneBeacon does not expect to make a contribution to its Qualified Plan in 2010. OneBeacon anticipates contributing $2.8 million to the Non-qualified Plan, for which OneBeacon has assets held in a rabbi trust. As of March 31, 2010, $0.7 million in contributions have been made to the Non-qualified Plan.

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

OB Holdings records its share-based compensation in accordance with ASC 718. ASC 718 applies to new grants of share-based awards, award modifications and the remaining portion of the fair value of unvested awards. The unvested portion of OB Holdings’ performance share awards, as well as new awards, are subject to the fair value measurement and recognition requirements of ASC 718.

Performance Shares

The following summarizes performance share activity for performance shares whose value is based upon the market price of an underlying OBIG common share (“OB Performance Shares”) for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010		2009
	Target OB Performance Shares outstanding	Accrued expense	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	2,224,215	$15.1	2,212,313	$4.6
Payments and deferrals (1)(2)	(682,344)	(2.3)	(137,400)	—
New awards	272,411	—	364,982	—
Forfeitures and net change in assumed forfeitures	(1,945)	—	(121,046)	(0.3)
Expense recognized	—	3.4	—	1.4
End of period	1,812,337	$16.2	2,318,849	$5.7

(1)	Performance shares earned for the 2007-2009 performance cycle were based upon a performance factor of 14.2%.

(2)	Performance shares earned for the 2007-2008 performance cycle were based upon a performance factor of 1.4%.

The following summarizes performance shares outstanding and accrued performance share expense at March 31, 2010 for each performance cycle:

	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Performance cycle:
2008—2010	1,219,176	$11.1
2009—2011	361,219	5.1
2010—2012	272,411	0.3
Sub-total	1,852,806	16.5
Assumed forfeitures	(40,469)	(0.3)
Total at March 31, 2010	1,812,337	$16.2

If 100% of the outstanding performance shares had been vested on March 31, 2010, the total additional compensation cost to be recognized would have been $14.8 million, based on current accrual factors (common share price and payout assumptions).

All performance shares earned for the 2007-2009 and 2007-2008 performance cycles were settled in cash or by deferral into certain non-qualified deferred compensation plans of the Company’s subsidiaries.

NOTE 11. Income Taxes

OBH and its subsidiaries are domiciled in the United States.  The majority of OB Holdings’ operations are taxed in the United States.

OB Holdings’ income tax expense related to pre-tax income for the three months ended March 31, 2010 and 2009 represented effective tax rates of 136.4% and 30.9%, respectively. The effective tax rate for the three months ended March 31, 2010 was higher than the U.S. statutory rate of 35% due to an increase in the valuation allowance for the insurance reciprocals. The effective tax rate for the three months ended March 31, 2009 was lower than the U.S. statutory rate of 35% due to the receipt of nontaxable interest and dividend income and a decrease in the valuation allowance.

In arriving at the effective tax rate for the three months ended March 31, 2010, OneBeacon forecasted the change in net realized and unrealized investment gains or losses for the year ending December 31, 2010 and included these gains or losses in the effective tax rate calculation pursuant to ASC 740-270. In arriving at the effective tax rate for the three months ended March 31, 2009,

OB Holdings treated the net realized and unrealized investment gains or losses as a discrete item separate from the other components of pre-tax income. Therefore, the benefit of these net gains or losses was calculated at the statutory rate applicable to the jurisdiction in which the gains or losses were recorded. The investment assets incurring current period net realized and unrealized gains or losses for the three months ended March 31, 2009 were recorded in the U.S. and were taxed at the statutory rate of 35%. Net realized and unrealized investment gains or losses were treated as a discrete item due to the inability to reliably estimate this amount for the full year.

OB Holdings classifies all interest and penalties on unrecognized tax benefits as part of income tax expense. With few exceptions, OB Holdings is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2005. OBH and its subsidiaries join in the filing of a federal consolidated tax return. The consolidated parent, which is not included in these financial statements, is OneBeacon U.S. Financial Services, Inc. (“OBFS”). In October 2008, the IRS commenced examination of OBFS’ U.S. income tax returns for 2005 and 2006. As of March 31, 2010, the IRS has not proposed any significant adjustments to taxable income as a result of the 2005 and 2006 tax examination. It is possible that the 2005 and 2006 examination will conclude within the next 12 months. However, an estimate of the range of potential outcomes cannot be made at this time. OB Holdings does not expect to receive any adjustments that would result in a material change to its financial position.

NOTE 12. Fair Value of Financial Instruments

ASC 825 requires disclosure of fair value information of financial instruments. For certain financial instruments where quoted market prices are not available, other independent valuation techniques and assumptions are used. Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange. Certain financial instruments are excluded from disclosure, including insurance contracts, other than financial guarantees and investment contracts. OB Holdings carries its financial instruments on its balance sheet at fair value with the exception of its fixed-rate, long-term indebtedness.

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

At March 31, 2010 and December 31, 2009, the fair value of OBH’s Senior Notes (its fixed-rate, long-term indebtedness) was $611.9 million and $605.8 million, respectively, which compared to a carrying value of $594.0 million and $606.5 million, respectively.

In March 2004, OB Holdings issued the Atlantic Specialty Note. At December 31, 2009, the carrying value of the note of $14.0 million was considered to approximate its fair value. OB Holdings repaid the Atlantic Specialty Note in its entirety in March 2010. Refer to Note 6.

NOTE 13. Subsequent Events

On May 3, 2010, the Company commenced a cash tender offer for up to $200 million in aggregate principal amount of the Senior Notes at a price of $1,027.50 per $1,000 principal amount. The cash tender offer, which is not subject to the tender of any minimum principal amount of Senior Notes, will expire on May 28, 2010. Holders of Senior Notes who tender on or before May 14, 2010 will receive an early tender payment of $30 for every $1,000 principal amount of Senior Notes validly tendered. Payment for the Senior Notes will include accrued and unpaid interest up to the settlement date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains “forward-looking statements.” Statements that are not historical in nature are forward-looking statements. OB Holdings cannot promise that its expectations in such forward-looking statements will turn out to be correct. OB Holdings’ actual results could be materially different from and worse than its expectations. See “Forward-Looking Statements” on page 42 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.

Recent Developments

We recently entered into two transactions that will transform us into a specialty lines insurance company. The transactions will free up significant capital, increase our financial flexibility and substantially reduce our catastrophe exposure.

Commercial lines.  On December 3, 2009, we sold the renewal rights to approximately $490 million in premiums from our non-specialty commercial lines business to The Hanover Insurance Group (The Hanover). The transaction included small commercial accounts and the non-specialty portion of the middle-market business, beginning with January 1, 2010 effective dates (the Commercial Lines Transaction). As consideration, we received $23.2 million, and will receive an additional 10% of premiums renewed in excess of $200 million for the first renewal period. We will continue to manage claims from business written prior to the Commercial Lines Transaction and for business written by The Hanover through June 30, 2010. The Hanover will reimburse us for our expenses incurred to provide the claims administration services.

Personal lines.  On February 2, 2010, we entered into a definitive agreement to sell our traditional personal lines business to Tower Group, Inc. (Tower) (the Personal Lines Transaction). The Personal Lines Transaction includes the sale of two insurance companies containing the personal lines business, two attorneys-in-fact managing the reciprocal insurance exchanges (reciprocals) that write the personal lines business in New York and New Jersey, and the surplus notes issued by each of the reciprocals. Net written premiums for the affected books totaled approximately $420 million for the year ended December 31, 2009. As consideration, we will receive an amount equal to the statutory surplus in the reciprocals, the GAAP equity in the insurance companies and attorneys-in-fact, plus $32.5 million. AutoOne Insurance (AutoOne) is not being sold as part of this transaction. The sale is subject to certain state regulatory approvals and is expected to close in the second quarter of 2010.

Results of Operations

Review of Consolidated Results

A summary of our consolidated financial results for the three months ended March 31, 2010 and 2009 is as follows:

	Three months ended March 31,
	2010	2009
	($ in millions)
Net written premiums	$371.5	$469.4
Revenues
Earned premiums	$453.2	$487.8
Net investment income	28.3	21.7
Net realized and unrealized investment gains (losses)	42.4	(5.9)
Net other revenues	6.5	9.4
Total revenues	530.4	513.0
Expenses
Loss and LAE	333.7	288.0
Policy acquisition expenses	101.4	95.9
Other underwriting expenses	74.2	72.7
General and administrative expenses	5.4	4.0
Accretion of fair value adjustment to loss and LAE reserves	—	1.4
Interest expense on debt	9.1	10.9
Total expenses	523.8	472.9
Pre-tax income	6.6	40.1
Income tax expense	(9.0)	(12.4)
Net (loss) income including noncontrolling interests	(2.4)	27.7
Less: Net income attributable to noncontrolling interests	(0.3)	(0.5)
Net (loss) income attributable to OB Holdings’ shareholder	(2.7)	27.2
Change in other comprehensive income and loss items	0.2	1.1
Comprehensive net (loss) income attributable to OB Holdings’ shareholder	$(2.5)	$28.3

Consolidated Results— Three months ended March 31, 2010 versus three months ended March 31, 2009

Our comprehensive net loss attributable to OB Holdings’ shareholder was $2.5 million in the three months ended March 31, 2010, compared to comprehensive net income attributable to OB Holdings’ shareholder of $28.3 million in the three months ended March 31, 2009. Net loss attributable to OB Holdings’ shareholder was $2.7 million in the three months ended March 31, 2010, compared to net income attributable to OB Holdings’ shareholder of $27.2 million in the three months ended March 31, 2009.

Our total revenues increased 3.4% to $530.4 million in the three months ended March 31, 2010, compared to $513.0 million in the three months ended March 31, 2009. The increase was mainly due to a $48.3 million increase in net realized and unrealized investment gains to $42.4 million. Net investment income increased 30.4% to $28.3 million in the three months ended March 31, 2010, due to higher investment yields principally driven by a $0.5 million inflation adjustment related to our inflation indexed treasury securities as compared to a $(7.2) million inflation adjustment related to these securities for the three months ended March 31, 2009. These increases were partially offset by a 7.9% decrease in earned premiums primarily due to decreased earned premiums in personal lines and our non-specialty commercial lines which is included in run-off. Net other revenues decreased 30.9% to $6.5 million in the three months ended March 31, 2010, compared to $9.4 million in the three months ended March 31, 2009. The decrease was primarily due to a $0.5 million loss related to the purchase of a portion of our senior notes. The three months ended March 31, 2009 included a $2.5 million gain related to the purchase of a portion of our senior notes.

Our total expenses increased 10.8% in the three months ended March 31, 2010 to $523.8 million, compared to $472.9 million in the three months ended March 31, 2009. Loss and LAE increased 15.9% to $333.7 million in the three months ended March 31, 2010, primarily due to higher current accident year catastrophe losses. Current accident year catastrophe losses were $44.3 million in the three months ended March 31, 2010 primarily related to the March Northeast U.S. storms, compared to $2.6 million in the three months ended March 31, 2009. Policy acquisition expenses increased by 5.7% to $101.4 million in the three months ended March 31, 2010 mainly due to changes in the mix of business and the mix of products offered within those businesses, partially offset by changes in the deferral rate of policy acquisition expenses to better align with the individual products within the respective businesses. Our collector cars and boats business and some of our other newer specialty lines businesses receive higher compensation than the previous mix of business. Other underwriting expenses increased 2.1% to $74.2 million in the three months ended March 31, 2010. General and administrative expenses increased 35.0% to $5.4 million. These increases were partially offset by a 16.5% decrease in interest expense.

Our income tax expense related to pre-tax income for the three months ended March 31, 2010 and 2009 represented effective tax rates of 136.4% and 30.9%, respectively. The effective tax rate for the three months ended March 31, 2010 was higher than the U.S. statutory rate of 35% due to an increase in the valuation allowance for the insurance reciprocals. In arriving at the effective tax rate for the three months ended March 31, 2010, we forecasted the change in net realized and unrealized investment gains or losses for the year ending December 31, 2010 and included these gains or losses in the effective tax rate calculation pursuant to ASC 740-270. The effective tax rate for the three months ended March 31, 2009 was lower than the U.S. statutory rate of 35% due to the receipt of nontaxable interest and dividend income and a decrease in the valuation allowance. In arriving at the effective tax rate for the three months ended March 31, 2009, we treated net realized and unrealized investment gains or losses as a discrete item separate from the other components of pre-tax income. Therefore, the benefit of these net gains or losses was calculated at the statutory rate applicable to the jurisdiction in which the gains or losses were recorded. The investment assets incurring current period realized and unrealized net gains or losses for the three months ended March 31, 2009 were recorded in the U.S. and were taxed at the statutory rate of 35%. Net realized and unrealized investment gains or losses were treated as a discrete item due to the inability to reliably estimate this amount for the full year.

Our GAAP combined ratio for the three months ended March 31, 2010 increased to 112.4% from 93.6% for the three months ended March 31, 2009. The loss and LAE ratio increased 14.6 points to 73.6% while the expense ratio increased 4.2 points to 38.8%. The increase in the loss and LAE ratio was primarily due to an increase in current accident year catastrophe and non-catastrophe losses. The three months ended March 31, 2010 included $44.3 million or 9.8 points of current accident year catastrophe losses, as compared to $2.6 million or 0.5 points of current accident year catastrophe losses in the three months ended March 31, 2009. We also experienced a number of non-catastrophe large losses in our property and inland marine business within specialty lines and in our non-specialty commercial lines business in run-off. The three months ended March 31, 2010 included $6.0 million or 1.3 points of favorable loss reserve development, as compared to $14.8 million or 3.0 points of favorable loss reserve development in the three months ended March 31, 2009. The favorable loss reserve development was primarily related to lower than expected severity on non-catastrophe losses on professional liability lines, commercial package business and other general liability lines. The expense ratio increased primarily due to higher policy acquisition expenses, as described above, as well as a slight increase in other underwriting expenses.

Summary of Operations By Segment

Our segments consist of the following: (1) Insurance Operations; and (2) Other Operations. Specialty lines includes OneBeacon Professional Insurance (OBPI), International Marine Underwriters (IMU), Entertainment Brokers International Insurance Services, Specialty Accident and Health (A&H), OneBeacon Government Risks (OBGR), OneBeacon Energy, A.W.G. Dewar, Collector Cars and Boats, and Technology, Financial Services, OneBeacon Specialty Property (OBSP) and Property and Inland Marine (PIM) which were formerly reported in commercial lines. Personal lines includes our traditional personal lines and AutoOne. Run-off includes non-specialty commercial lines business subject to the Commercial Lines Transaction and other run-off business. The prior period has been reclassified to conform to the current presentation.

Our investments are managed by our affiliate, White Mountains Advisors LLC, and by Prospector Partners, LLC. A discussion of our consolidated investment operations is included after the discussion of operations by segment. Our segment information is presented in Note 7 — “Segment Information” of the accompanying consolidated financial statements.

Insurance Operations

Financial results for our Insurance Operations segment for the three months ended March 31, 2010 and 2009 were as follows:

	Three months ended March 31,
	2010	2009
	($ in millions)
Net written premiums	$371.5	$469.4

Earned premiums	$453.2	$487.8
Net investment income	29.0	21.6
Net realized and unrealized investment gains (losses)	43.4	(5.9)
Net other revenues	7.4	7.3
Total revenues	533.0	510.8
Loss and LAE	333.7	288.0
Policy acquisition expenses	101.4	95.9
Other underwriting expenses	74.2	72.7
General and administrative expenses	4.7	4.0
Interest expense on debt	0.1	0.8
Total expenses	514.1	461.4
Pre-tax income	$18.9	$49.4

The following tables provide ratios, net written premiums and earned premiums by underwriting unit for the three months ended March 31, 2010 and 2009:

	Three months ended March 31, 2010
	Specialty(1)	Personal	Run-off(2)	Total
	($ in millions)
GAAP Ratios: (3)(4)(5)
Loss and LAE	57.4%	85.4%	99.1%	73.6%
Expense	39.5	35.4	41.2	38.8
Total GAAP Combined	96.9%	120.8%	140.3%	112.4%
Net written premiums	$260.3	$111.5	$(0.3)	$371.5
Earned premiums	235.9	122.8	94.5	453.2

	Three months ended March 31, 2009
	Specialty(1)	Personal	Run-off(2)	Total
	($ in millions)
GAAP Ratios: (3)(4)(5)
Loss and LAE	32.4%	89.4%	68.8%	59.0%
Expense	38.5	27.7	36.1	34.6
Total Combined	70.9%	117.1%	104.9%	93.6%
Net written premiums	$229.5	$131.7	$108.2	$469.4
Earned premiums	215.7	150.2	121.9	487.8

(1)          Specialty lines now includes Technology, Financial Services, OBSP and PIM which were formerly reported in commercial lines. The prior period has been reclassified to conform to the current presentation.

(2)          Run-off now includes non-specialty commercial lines business subject to the renewal rights agreement with The Hanover and other run-off business. The prior period has been reclassified to conform to the current presentation.

(3)          Includes our long-term incentive compensation expense. For the three months ended March 31, 2010 and 2009, long-term incentive compensation expense increased our total combined ratio by 2.6 points and 0.5 points, respectively.

(4)          Includes loss and LAE relating to catastrophes. For the three months ended March 31, 2010 and 2009, total calendar year incurred loss and LAE relating to catastrophes increased our loss and LAE and total combined ratios by 9.7 points and 0.1 point, respectively, including development on prior accident year catastrophes which decreased our loss and LAE and total combined ratios by 0.1 points and 0.4 points, respectively.

(5)          Prior accident year development, including development on catastrophes, for the three months ended March 31, 2010 and 2009 decreased our loss and LAE and total combined ratios by 1.3 points and 3.0 points, respectively.

Insurance Operations—Three months ended March 31, 2010 versus three months ended March 31, 2009

Overview.  We reported a GAAP combined ratio of 112.4% for the three months ended March 31, 2010, compared to 93.6% for the three months ended March 31, 2009. The increase in our combined ratio was primarily due to higher current accident year catastrophe and non-catastrophe losses, as well as slightly lower favorable loss reserve development and higher expenses in the three months ended March 31, 2010.

Specialty lines.  Net written premiums for specialty lines increased by 13.4% to $260.3 million in the three months ended March 31, 2010 from $229.5 million in the three months ended March 31, 2009. The increase was due to new business growth particularly within the provider excess line at OBPI, and solid retention levels for many of the businesses. The increase reflects a $29.0 million increase in net written premiums compared to the prior year period from OBPI. The increase compared to the prior year period was also due to a $3.9 million increase in net written premiums from A&H and a $2.2 million increase in net written premiums from OBGR, partially offset by a $3.1 million decrease in net written premiums from IMU.

The specialty lines combined ratio for the three months ended March 31, 2010 increased to 96.9% from 70.9% for the three months ended March 31, 2009. The loss and LAE ratio increased 25.0 points to 57.4% while the expense ratio increased 1.0 point to 39.5%. The increase in the loss and LAE ratio was partially due to an 11.1 point increase in current accident year non-catastrophe and catastrophe losses in the three months ended March 31, 2010, compared with the three months ended March 31, 2009. The three months ended March 31, 2010 included the impact of catastrophe losses primarily related to severe wind and rainstorms in the northeastern U.S. as well as large losses at PIM and also at IMU. Further, the three months ended March 31, 2010 included 1.5 points of favorable loss reserve development primarily related to lower than expected severity in professional liability, compared with 15.4 points in the three months ended March 31, 2009 primarily related to professional liability. The increase in the expense ratio was mainly due to an increase in other underwriting expenses related to increased compensation costs.

Personal lines. Net written premiums for personal lines decreased by 15.3% to $111.5 million in the three months ended March 31, 2010 from $131.7 million in the three months ended March 31, 2009. In traditional personal lines, net written premiums decreased 12.2% to $88.7 million, primarily due to declines in new business, as compared to the three months ended March 31, 2009. Further, net written premiums at AutoOne decreased 25.7% to $22.8 million due to actions taken to reduce our exposure in the voluntary private passenger automobile market.

The personal lines combined ratio for the three months ended March 31, 2010 increased to 120.8% from 117.1% for the three months ended March 31, 2009. The loss and LAE ratio decreased 4.0 points to 85.4%, while the expense ratio increased by 7.7 points to 35.4%. The increase in the expense ratio was primarily due to higher policy acquisition expenses as well as increased other underwriting expenses. The increase in other underwriting expenses was primarily due to increased incentive compensation costs. The decrease in the loss and LAE ratio was mainly due to adverse loss reserve development of 0.4 points in the three months ended March 31, 2010, compared with 19.0 points of adverse loss reserve development in the three months ended March 31, 2009, primarily related to personal injury protection litigation at AutoOne. The decrease was partially offset by 10.2 points of current accident year catastrophe losses in the three months ended March 31, 2010, primarily related to severe wind and rainstorms in the northeastern U.S., as well as a 4.4 point increase in current accident year non-catastrophe losses primarily driven by results in the automobile line, as compared with the prior year period.

On February 2, 2010, we announced that we had entered into a definitive agreement to sell our traditional personal lines business to Tower. The transaction includes two insurance companies containing the personal lines business, and two attorneys-in-fact managing the reciprocals which write the personal lines business in New York and New Jersey. Net written premiums for the affected books totaled approximately $420 million for the year ended December 31, 2009. As consideration, we will receive an amount equal to the statutory surplus in the reciprocals, the GAAP equity in the insurance companies and attorneys-in-fact, plus $32.5 million. All specialty lines, including the collector cars and boats business, will remain. The sale is subject to certain state regulatory approvals.

Run-off.  Net written premiums for run-off decreased by 100.3% to $(0.3) million in the three months ended March 31, 2010, compared with $108.2 million in the three months ended March 31, 2009. Net written premiums from non-specialty commercial businesses were $(0.4) million in the three months ended March 31, 2010, compared with $108.1 million in the three months ended March 31, 2009. The decrease was due to the Commercial Lines Transaction, as described above. Net written premiums from legacy run-off business were $0.1 million in the three months ended March 31, 2010, compared with $0.1 million in the three months ended March 31, 2009.

The run-off combined ratio for the three months ended March 31, 2010 increased to 140.3% from 104.9% for the three months ended March 31, 2009. The loss and LAE ratio increased 30.3 points to 99.1%, while the expense ratio increased 5.1 points to 41.2%. The increase in the loss and LAE ratio was primarily due to an increase in current accident year non-catastrophe and catastrophe losses. The three months ended March 31, 2010 included 22.7 points of current accident year catastrophe losses primarily related to severe wind and rainstorms in the northeastern U.S., compared with 1.2 points of current accident year catastrophe losses in the three months ended March 31, 2009. In addition, current accident year non-catastrophe losses were 3.5 points higher than the prior year period due to higher-than-average levels of large losses in our non-specialty commercial business. Further, the three months ended March 31, 2010 included 2.9 points of favorable loss reserve development, mainly due to lower than expected severity in commercial package business, compared with 8.2 points of favorable loss reserve development related to lower than expected severity in package business and commercial multi-peril in the three months ended March 31, 2009. The increase in the expense ratio was primarily due to a 7.4 point increase in policy acquisition expenses as expenses have not decreased proportionately with the reduction in earned premiums, partially offset by a 2.3 point decrease in other underwriting expenses.

Results from run-off include underwriting losses from legacy run-off operations, including national accounts, certain specialty programs and regional agency business transferred to Liberty Mutual Insurance Group. Legacy run-off business generated an underwriting loss of $1.3 million in the three months ended March 31, 2010, compared to underwriting income of $0.3 million in the three months ended March 31, 2009. The change was primarily due to increased expenses in the three months ended March 31, 2010 as compared with the prior year period. The three months ended March 31, 2010 also included $1.6 million of loss and LAE, compared with $1.4 million of loss and LAE in the three months ended March 31, 2009.

Other Operations

Our Other Operations segment consists of our holding company, OneBeacon U.S. Holdings, Inc. (OBH), which primarily consists of financing activities, purchase accounting adjustments relating to our acquisition by White Mountains Insurance Group, Ltd. (White Mountains) in 2001 (the OneBeacon Acquisition) and other assets and liabilities, and general and administrative expenses incurred at the holding company level.

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

A summary of results from our Other Operations segment for the three months ended March 31, 2010 and 2009 are as follows:

	Three months ended March 31,
	2010	2009
	($ in millions)
Net investment (expense) income	$(0.7)	$0.1
Net realized and unrealized investment losses	(1.0)	—
Net other (expenses) revenues	(0.9)	2.1
Total revenues	(2.6)	2.2
General and administrative expenses	0.7	—
Accretion of fair value adjustment to loss and LAE reserves	—	1.4
Interest expense on debt	9.0	10.1
Total expenses	9.7	11.5
Pre-tax loss	$(12.3)	$(9.3)

Other Operations Results—Three months ended March 31, 2010 versus three months ended March 31, 2009

Our Other Operations segment reported a pre-tax loss of $12.3 million in the three months ended March 31, 2010, compared to a pre-tax loss of $9.3 million for the three months ended March 31, 2009. The increase in loss was primarily related to a decrease in net other (expenses) revenues mainly due to a $0.5 million loss related to the purchase of a portion of our senior notes, compared with a $2.5 million gain related to the purchase of a portion of our senior notes in the prior year period. Net investment (expense) income decreased to $(0.7) million in the three months ended March 31, 2010, compared to $0.1 million in the prior year period. The increase in general and administrative expenses was offset by decreases in interest expense and accretion of the fair value adjustment to loss and LAE reserves.

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

Our investment portfolio mix as of March 31, 2010 consisted in large part of high quality, fixed maturity investments and short-term investments, as well as a smaller allocation to equity investments which are comprised of common stock, convertible bonds and other investments such as hedge funds and private equity funds. Our management believes that prudent levels of investments in common equity securities, convertible bonds and other investments within our investment portfolio are likely to enhance long-term after tax total returns without significantly increasing the risk profile of the portfolio.

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

Investment Returns

A summary of our consolidated pre-tax investment results for the three months ended March 31, 2010 and 2009 is as follows:

	Three months ended March 31,
	2010	2009
	($ in millions)
Net investment income	$28.3	$21.7
Net realized investment gains (losses)	26.4	(56.3)
Change in net unrealized investment gains and losses	16.0	50.4
Total GAAP pre-tax investment results	$70.7	$15.8

Gross investment returns versus typical benchmarks for the three months ended March 31, 2010 and 2009 are as follows:

	As of March 31, (1)
	2010	2009
Fixed maturity investments	2.0%	1.9%
Short-term investments	—	0.2
Total fixed income	1.5	1.4
Barclays U.S. Intermediate Aggregate Index	1.8	0.9
Common stock	3.8	(15.8)
Convertible bonds	4.4	0.2
Total common stock and convertible bonds	4.1	(7.1)
Other investments	2.7	1.9
Total common stock, convertible bonds and other investments	3.7	(4.3)
S&P 500 Index (total return)	5.4	(11.0)
Total consolidated portfolio	1.8%	0.5%

(1)          Gross investment income returns exclude investment expenses of $2.3 million and $2.9 million for the three months ended March 31, 2010 and 2009, respectively.

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

Investment Returns—Three months ended March 31, 2010 versus three months ended March 31, 2009

Overview

Our total pre-tax investment results were $70.7 million, a return of 1.8% for the three months ended March 31, 2010, compared to $15.8 million, a return of 0.5% for the three months ended March 31, 2009. Net investment income in the three months ended March 31, 2010 was $28.3 million, an increase of $6.6 million, compared to $21.7 million in the three months ended March 31, 2009. The increase was principally due to higher investment yields mainly driven by a $0.5 million inflation adjustment related to our inflation indexed treasury securities for the three months ended March 31, 2010 as compared to a $(7.2) million inflation adjustment related to these securities for the three months ended March 31, 2009. Net realized investment gains (losses) were $26.4 million in the three months ended March 31, 2010, an increase of $82.7 million compared to $(56.3) million in the three months ended March 31, 2009. The increase was mainly due to $24.4 million of realized gains on the sales of fixed maturity securities in the three months ended March 31, 2010 in preparation of the close of the Personal Lines Transaction and $30.5 million of realized losses on the sales of equity investments resulting from the reduction in the size of the equity portfolio in the three months ended March 31, 2009 discussed previously. The change in net unrealized investment gains and losses was an increase of $16.0 million in the three months ended March 31, 2010, compared to an increase of $50.4 million in the three months ended March 31, 2009.

Fixed income

Our fixed income portfolio, which includes fixed maturity and short-term investments, returned 1.5% for the three months ended March 31, 2010, compared to 1.4% for the three months ended March 31, 2009.  We recorded $24.4 million in net realized gains in the three months ended March 31, 2010, mainly due to sales of fixed maturity investments in preparation of the close of the Personal Lines Transaction.  During the three months ended March 31, 2010 and 2009, we maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 3 years for both periods which performed consistently with its characteristics and slightly below the Barclays U.S. Intermediate Aggregate Index benchmark for the three months ended March 31, 2010 and above for the three months ended March 31, 2009.

Common stock, convertible bonds and other investments

Our total common stock, convertible bond and other investments portfolio returned 3.7% for the three months ended March 31, 2010, compared to (4.3)% for the three months ended March 31, 2009. Our total common stock and convertible bond portfolio returned 4.1% and (7.1)% for the three months ended March 31, 2010 and 2009, respectively, or 1.3 percentage points worse and 3.9 percentage points better, respectively, than the Standard & Poor’s 500 Index (S&P 500) benchmark. We recorded $4.4 million in net realized gains in the three months ended March 31, 2010. Our other investment portfolio returned 2.7% for the three months ended March 31, 2010, compared to 1.9% for the three months ended March 31, 2009.

Fair Value Considerations

We record our investments in accordance with ASC 820 which provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information. Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an “exit price”). ASC 820 establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in ASC 820 prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets or liabilities have the highest priority (“Level 1”), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities (“Level 2”) and unobservable inputs, including the reporting entity’s estimates of the assumptions that market participants would use, having the lowest priority (“Level 3”).

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

In circumstances where the underlying investments are publicly traded, such as the investments made by hedge funds, the fair value of the underlying investments is determined using current market prices. In circumstances where the underlying investments are not publicly traded, such as the investments made by private equity funds, the private equity fund managers have considered the need for a liquidity discount on each of the underlying investments when determining the fund’s net asset value in accordance with ASC 820. In circumstances where our portion of a fund’s net asset value is deemed to differ from fair value due to illiquidity or other factors associated with our investment in the fund, including counterparty credit risk, the net asset value is adjusted accordingly. At March 31, 2010 and December 31, 2009, we did not record an adjustment to the net asset value related to our investments in hedge funds or private equity funds.

As of both March 31, 2010 and December 31, 2009, other investments represented approximately 4% of the investment portfolio recorded at fair value. Other investments accounted for at fair value as of March 31, 2010 and December 31, 2009 were comprised of $79.7 million and $74.2 million, respectively, in hedge funds, $63.3 million and $58.0 million, respectively, in private equity funds, $14.1 million for both periods of an investment in a community reinvestment vehicle, and $3.4 million of an investment in a tax credit stimulus fund as of March 31, 2010. At March 31, 2010 and December 31, 2009, we held investments in 15 hedge funds and 16 and 15 private equity funds, respectively. The largest investment in a single fund was $11.3 million and $10.8 million, respectively, at March 31, 2010 and December 31, 2009.

As of both March 31, 2010 and December 31, 2009, approximately 93% of the investment portfolio recorded at fair value was priced based upon observable inputs.

The fair value measurements at March 31, 2010 and December 31, 2009 for assets recorded in accordance with ASC 825 and any related Level 3 inputs are as follows:

	Fair value at March 31, 2010	Level 3 Inputs	Level 3 Percentage
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$421.2	$—	—%
Debt securities issued by industrial corporations	958.2	—	—
Municipal obligations	1.9	—	—
Asset-backed securities	874.3	14.7	1.7
Foreign government obligations	16.6	—	—
Preferred stocks	72.3	70.7	97.8
Fixed maturity investments	2,344.5	85.4	3.6
Short-term investments	998.5	—	—
Common equity securities	245.6	35.8	14.6
Convertible bonds	170.9	—	—
Other investments	160.5	160.5	100.0
Total	$3,920.0	$281.7	7.2%

	Fair value at December 31, 2009	Level 3 Inputs	Level 3 Percentage
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$531.6	$—	—%
Debt securities issued by industrial corporations	1,347.0	0.2	—
Municipal obligations	2.6	—	—
Asset-backed securities	1,014.9	15.7	1.5
Foreign government obligations	26.7	—	—
Preferred stocks	71.5	70.0	97.9
Fixed maturity investments	2,994.3	85.9	2.9
Short-term investments	489.3	—	—
Common equity securities	187.6	33.8	18.1
Convertible bonds	170.2	—	—
Other investments	146.3	146.3	100.0
Total	$3,987.7	$266.0	6.7%

At March 31, 2010 and December 31, 2009, we held one private preferred stock that represented approximately 98% of our preferred stock portfolio. We used quoted market prices for similar securities that were adjusted to reflect management’s best estimate of fair value; this security is classified as a Level 3 measurement.

In addition to the investment portfolio described above, we had $40.7 million and $27.2 million, respectively, of liabilities recorded at fair value and included in other liabilities as of March 31, 2010 and December 31, 2009. These liabilities relate to securities that have been sold short by a limited partnership that we invest in and are required to consolidate in accordance with

GAAP. All of the liabilities included in the $40.7 million and $27.2 million, respectively, have been deemed to have a Level 1 designation as of March 31, 2010 and December 31, 2009.

The changes in Level 3 fair value measurements for the three months ended March 31, 2010 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments	Total
	($ in millions)
Balance at January 1, 2010	$85.9	$33.8	$—	$146.3	$266.0
Amortization/accretion	(1.4)	—	—	—	(1.4)
Total net realized and unrealized gains (losses)	2.8	2.4	—	3.8	9.0
Purchases	—	—	—	12.5	12.5
Sales	(1.7)	(0.4)	—	(2.1)	(4.2)
Transfers in	—	—	—	—	—
Transfers out	(0.2)	—	—	—	(0.2)
Balance at March 31, 2010	$85.4	$35.8	$—	$160.5	$281.7

“Transfers out” of Level 3 fixed maturity investments of $0.2 million for the three months ended March 31, 2010 comprise one security which had been previously classified as a Level 3 measurement and was recategorized as a Level 2 measurement when quoted market prices for similar securities that were considered reliable and could be validated against an alternative source became available during the three months ended March 31, 2010.

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

In February 2009, we amended the terms of the securities lending program to give us more control over the investment of borrowers’ collateral and to separate the assets supporting that collateral into a segregated account. Pursuant to the amendment, (i) the guidelines for the investment of any new cash collateral as well as the reinvestment of cash were narrowed to permit investment in only cash equivalent securities, (ii) we had the authority to direct the lending agent to both sell specific collateral securities in the segregated account and to not sell certain collateral securities which the lending agent proposes to sell, and (iii) we and the lending agent agreed to manage the securities lending program toward an orderly wind-down. In May 2009, we instructed the lending agent not to make any additional loans of securities and to recall all of the securities on loan and fund the return of collateral to the borrower. As a result of the actions described above, the securities lending assets are no longer segregated and are included within our investment securities. As of March 31, 2010, $1.7 million in collateral had not been returned to the borrower.

Liquidity and Capital Resources

Operating cash and short-term investments

Our sources and uses of cash are as follows:

Holding company level. The primary sources of cash for OBH are expected to be dividends and tax sharing payments received from our insurance operating subsidiaries, financing activities, and net investment income and proceeds from sales and maturities of holding company investments. The primary uses of cash are expected to be interest payments on our debt obligations, repurchases of debt, purchases of investments, tax payments, contributions to subsidiaries, and holding company operating expenses.

Operating subsidiary level. The primary sources of cash for our operating subsidiaries are expected to be premium collections, financing activities, net investment income and proceeds from sales and maturities of investments. The primary uses of cash are expected to be claim payments, policy acquisition costs, debt obligations, operating expenses, purchases of investments, and dividend and tax sharing payments made to parent holding companies.

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

Generally, our regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period in an amount equal to the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. Based on 2009 statutory surplus of $1.6 billion, our top tier regulated insurance operating subsidiaries have the ability to pay approximately $157 million of dividends during 2010, subject to the availability of unassigned funds. As of December 31, 2009, OB Holdings’ top tier regulated insurance operating subsidiaries had $1.1 billion of unassigned funds. As of March 31, 2010, we had approximately $98 million of unrestricted net cash and fixed maturity investments outside of our regulated insurance operating subsidiaries.

During the three months ended March 31, 2010 and 2009, our regulated insurance operating subsidiaries paid $71.0 million and $0, respectively, of dividends to OneBeacon Insurance Group LLC. During the three months ended, March 31, 2010 and 2009, our unregulated operating subsidiaries paid $3.6 million and $3.4 million, respectively, of dividends to their immediate parent.

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

We calculate our insurance float by taking our net invested assets and subtracting our total capital. The following table illustrates our consolidated insurance float position as of March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
	($ in millions)
Total investments	$3,920.0		$3,987.7
Cash	43.1		43.6
Accounts receivable on unsettled investment sales	42.7		24.2
Accounts payable on unsettled investment purchases	(11.5)		(7.6)
Net invested assets	$3,994.3		$4,047.9
OB Holdings’ shareholder’s equity	$1,374.0		$1,391.5
Debt	594.0		620.5
Total capital	$1,968.0		$2,012.0
Insurance float	$2,026.3		$2,035.9
Insurance float as a multiple of total capital	1.0	x	1.0	x
Net invested assets as a multiple of total capital	2.0	x	2.0	x
Insurance float as a multiple of OB Holdings’ shareholder’s equity	1.5	x	1.5	x
Net invested assets as a multiple of OB Holdings’ shareholder’s equity	2.9	x	2.9	x

Financing

The following table summarizes our capital structure as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	($ in millions)
Senior Notes, carrying value	$594.0	$606.5
Other debt	—	14.0
Total debt	594.0	620.5

OB Holdings’ shareholder’s equity	1,374.0	1,391.5
Total capital	$1,968.0	$2,012.0

Ratio of debt to total capital	30.2%	30.8%

We believe that we have the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. However, given the recent disruptions in the capital markets, we can provide no assurance that, if needed, we would be able to obtain additional debt or equity financing on satisfactory terms, if at all.

The 5.875% Senior Notes due 2013 of OBH, which we refer to as the Senior Notes, are currently rated “Baa2” (“Medium Grade”, the ninth highest of twenty-one creditworthiness ratings) with a negative outlook by Moody’s, “BBB” (“Adequate”, the ninth highest of twenty-two creditworthiness ratings) on watch negative by Standard & Poor’s, “bbb” (“Good”, the ninth highest of twenty-two creditworthiness ratings) with a stable outlook by A.M. Best Company, Inc. and “BBB” (“Good”, the ninth highest of twenty-three creditworthiness ratings) with a negative outlook by Fitch Inc. During the three months ended March 31, 2010, we repurchased $11.5 million of outstanding Senior Notes for $11.9 million, which resulted in a $0.5 million loss. During the three months ended March 31, 2010, OneBeacon Insurance Company (OBIC) purchased $1.1 million of outstanding Senior Notes for $1.1 million. During the three months ended March 31, 2009, we repurchased $10.6 million of the outstanding Senior Notes for $8.1 million, which resulted in a $2.5 million gain.

Additionally, in April 2010, we repurchased $18.2 million of outstanding Senior Notes for $18.9 million, which resulted in a $0.7 million loss. On May 3, 2010, the Company commenced a cash tender offer for up to $200 million in aggregate principal amount of the Senior Notes at a price of $1,027.50 per $1,000 principal amount. The cash tender offer, which is not subject to the tender of any minimum principal amount of Senior Notes, will expire on May 28, 2010. Holders of Senior Notes who tender on or before May 14, 2010 will receive an early tender payment of $30 for every $1,000 principal amount of Senior Notes validly tendered. Payment for the Senior Notes will include accrued and unpaid interest up to the settlement date.

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

The Senior Notes were issued under an indenture which contains restrictive covenants that, among other things, limit the ability of White Mountains, OBH and their respective subsidiaries, to create liens and enter into sale and leaseback transactions and substantially limit the ability of OBH and its respective subsidiaries to consolidate, merge or transfer their properties and assets. The indenture does not contain any financial ratios or specified levels of net worth or liquidity to which White Mountains or OBH must adhere. At March 31, 2010, OBH was in compliance with all of the covenants under the Senior Notes.

The indenture also contains a cross default provision which provides that if White Mountains as guarantor has a payment default in excess of $25 million under a credit agreement, mortgage or similar debt agreement, the default provisions under the indenture to the Senior Notes will be triggered. White Mountains has two revolving credit facilities which provide for borrowing up to a maximum of $450.8 million and which contain restrictive financial covenants. As of March 31, 2010, the facilities were undrawn. Refer to “Note 16. Related Party Disclosures” of the Company’s 2009 Annual Report on Form 10-K.

Cash Flows

Detailed information concerning our cash flows for the three months ended March 31, 2010 and 2009 follows:

For the three months ended March 31, 2010

Financing and Other Capital Activities

During the first quarter of 2010, we declared and paid $15.0 million in cash dividends to OneBeacon U.S. Enterprises Holdings, Inc. (OBEH).

During the first quarter of 2010, we paid a total of $0.4 million in interest on our debt obligations.

During the first quarter of 2010, OBIC purchased a portion of the Senior Notes for $1.1 million.

During the first quarter of 2010, we repurchased and retired a portion of the Senior Notes for $11.9 million.

During the first quarter of 2010, we repaid the $14.0 million outstanding balance on the note issued in connection with the acquisition of the Atlantic Specialty Insurance Company

Other Liquidity and Capital Resource Activities

During the first quarter of 2010, we made payments with respect to our long-term incentive compensation plans totaling $21.4 million, in cash or by deferral into certain of our non-qualified compensation plans. These payments were made primarily with respect to 682,344 performance shares for the 2007-2009 performance cycle.

For the three months ended March 31, 2009

Financing and Other Capital Activities

During the first quarter of 2009, we declared and paid $30.0 million in cash dividends to OBEH.

During the first quarter of 2009, we paid a total of $0.8 million in interest, and repaid a total of $2.2 million in principal on our debt obligations.

During the first quarter of 2009, we repurchased and retired a portion of the Senior Notes for $8.1 million.

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

Critical Accounting Estimates

Refer to the Company’s 2009 Annual Report on Form 10-K for a complete discussion regarding our critical accounting estimates. As of March 31, 2010, there were no material changes to our critical accounting estimates.

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

These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties that could cause actual results to differ materially from expectations, including:

•                     the risks associated with Item 1A of the Company’s 2009 Annual Report on Form 10-K and in Item 1A of this Form 10-Q;

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

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to our 2009 Annual Report on Form 10-K and in particular item 7A — “Quantitative and Qualitative Disclosures About Market Risk”.  As of March 31, 2010, there were no material changes to the market risks described in our most recent Annual Report on Form 10-K.

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

The CEO and CFO of OB Holdings (the principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the CEO and CFO have concluded that as of March 31, 2010, our disclosure controls and procedures are adequate and effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms. There were no significant changes with respect to our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 31, 2010.

PART II.               OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS

The Company from time to time is involved in various routine legal proceedings.  We believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations.

ITEM 1A.           RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A — “Risk Factors” of our 2009 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 31, 2010, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

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

OneBeacon U.S. Holdings, Inc.

	By:	/s/ ANN MARIE ANDREWS
Ann Marie Andrews
Date: May 12, 2010		Chief Accounting Officer