Form 10-Q
period 2010-06-30
OneBeacon U.S. Holdings, Inc.
filed 2010-08-12
CIK 1162000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2010

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

As of August 12, 2010, there were 505 outstanding shares of Common Stock, $1.00 par value per share, of the registrant.

The registrant meets the conditions set forth in General Instruction (H) (1) (a) and (b) of Form 10-Q and is therefore filing this Form with reduced disclosure format.

ONEBEACON U.S. HOLDINGS, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ONEBEACON U.S. HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
	(in millions, except share and per share amounts)
Assets
Investment securities:
Fixed maturity investments, at fair value (amortized cost $2,080.7 and $2,900.6)	$2,174.8	$2,994.3
Short-term investments, at amortized cost (which approximates fair value) (includes $105.9 held in escrow as of June 30, 2010)	551.2	489.3
Common equity securities, at fair value (cost $228.5 and $176.3)	235.2	187.6
Convertible bonds, at fair value (amortized cost $125.3 and $153.7)	133.4	170.2
Other investments (cost $151.9 and $122.8)	179.1	146.3
Total investments	3,273.7	3,987.7
Cash	43.9	43.6
Reinsurance recoverable on unpaid losses	617.9	664.1
Reinsurance recoverable on unpaid losses—Berkshire Hathaway, Inc.	1,482.8	1,528.8
Reinsurance recoverable on paid losses	19.2	15.9
Premiums receivable	376.0	469.1
Deferred acquisition costs	131.2	215.0
Net deferred tax asset	182.7	184.6
Investment income accrued	19.8	29.4
Ceded unearned premiums	144.2	49.9
Accounts receivable on unsettled investment sales	1.5	24.2
Other assets	305.7	279.7
Assets held for sale	655.6	—
Total assets	$7,254.2	$7,492.0
Liabilities
Loss and LAE reserves	$3,609.2	$3,934.8
Unearned premiums	743.4	1,018.3
Debt	419.5	620.5
Ceded reinsurance payable	154.6	24.7
Accounts payable on unsettled investment purchases	29.3	7.6
Other liabilities	395.9	475.5
Liabilities held for sale	502.3	—
Total liabilities	5,854.2	6,081.4
OB Holdings’ common shareholder’s equity and noncontrolling interests
OB Holdings’ common shareholder’s equity:
Common shares and paid-in surplus (par value $1, issued and outstanding, 505 shares)	970.5	970.5
Retained earnings	416.4	427.2
Accumulated other comprehensive loss, after tax:
Net unrealized foreign currency translation losses	(0.7)	(0.7)
Other comprehensive income and loss items	(5.3)	(5.5)
Total OB Holdings’ common shareholder’s equity	1,380.9	1,391.5
Total noncontrolling interests	19.1	19.1
Total OB Holdings’ common shareholder’s equity and noncontrolling interests	1,400.0	1,410.6
Total liabilities, OB Holdings’ common shareholder’s equity and noncontrolling interests	$7,254.2	$7,492.0

See Notes to Consolidated Financial Statements.

ONEBEACON U.S. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	($ in millions)
Revenues
Earned premiums	$428.3	$490.2	$881.5	$978.0
Net investment income	25.0	36.1	53.3	57.8
Net realized and unrealized investment (losses) gains	(14.4)	127.4	28.0	121.5
Net other (expenses) revenues	(2.3)	1.1	4.2	10.5
Total revenues	436.6	654.8	967.0	1,167.8
Expenses
Loss and LAE	261.9	275.7	595.6	563.7
Policy acquisition expenses	95.2	97.0	196.6	192.9
Other underwriting expenses	58.5	84.3	132.7	157.0
General and administrative expenses	5.6	4.7	11.0	8.7
Accretion of fair value adjustment to loss and LAE reserves	—	1.3	—	2.7
Interest expense on debt	7.9	10.1	17.0	21.0
Total expenses	429.1	473.1	952.9	946.0
Pre-tax income	7.5	181.7	14.1	221.8
Income tax expense	(0.1)	(61.4)	(9.1)	(73.8)
Net income including noncontrolling interests	7.4	120.3	5.0	148.0
Less: Net income attributable to noncontrolling interests	(0.5)	(0.7)	(0.8)	(1.2)
Net income attributable to OB Holdings’ common shareholder	6.9	119.6	4.2	146.8
Change in other comprehensive income and loss items	—	6.2	0.2	7.3
Comprehensive net income attributable to OB Holdings’ common shareholder	$6.9	$125.8	$4.4	$154.1

See Notes to Consolidated Financial Statements.

ONEBEACON U.S. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY

(Unaudited)

	OB Holdings’ Common Shareholder’s Equity
	Common shareholder’s equity	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive (loss) income, after tax	Noncontrolling interests, after tax
	($ in millions)

Balances at January 1, 2010	$1,391.5	$970.5	$427.2	$(6.2)	$19.1
Net income	4.2	—	4.2	—	0.8
Repurchases and retirements of common shares	—	—	—	—	0.3
Dividends to OneBeacon U.S. Enterprises Holdings, Inc.	(15.0)	—	(15.0)	—	—
Dividends	—	—	—	—	(0.7)
Contributions	—	—	—	—	0.5
Distributions	—	—	—	—	(0.9)
Other comprehensive income, after tax	0.2	—	—	0.2	—
Balances at June 30, 2010	$1,380.9	$970.5	$416.4	$(6.0)	$19.1

	OB Holdings’ Common Shareholder’s Equity
	Common shareholder’s equity	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive (loss) income, after tax	Noncontrolling interests, after tax
	($ in millions)

Balances at January 1, 2009	$1,133.4	$970.5	$187.9	$(25.0)	$17.2
Net income	146.8	—	146.8	—	1.2
Repurchases and retirements of common shares	—	—	—	—	0.3
Dividends to OneBeacon U.S. Enterprises Holdings, Inc.	(30.0)	—	(30.0)	—	—
Dividends	—	—	—	—	(0.6)
Contributions	—	—	—	—	5.0
Distributions	—	—	—	—	(2.1)
Other comprehensive income, after tax	7.3	—	—	7.3	—
Balances at June 30, 2009	$1,257.5	$970.5	$304.7	$(17.7)	$21.0

See Notes to Consolidated Financial Statements.

ONEBEACON U.S. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 30,
	2010	2009
	($ in millions)
Cash flows from operations:
Net income including noncontrolling interests	$5.0	$148.0
Charges (credits) to reconcile net income to cash flows used for operations:
Net realized and unrealized investment (gains) losses	(28.0)	(121.5)
Net realized loss on settlement of interest rate swap	—	7.4
Net other realized losses (gains)	10.8	(4.4)
Deferred income tax expense	1.3	107.2
Other operating items:
Net change in loss and LAE reserves	(76.9)	(233.5)
Net change in unearned premiums	(44.4)	(12.1)
Net change in ceded reinsurance payable	135.9	(17.9)
Net change in ceded unearned premiums	(121.6)	1.3
Net change in premiums receivable	5.2	(24.6)
Net change in reinsurance recoverable on paid and unpaid losses	65.6	201.8
Net change in other assets and liabilities	(40.1)	(97.0)
Net cash used for operations	(87.2)	(45.3)
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	(517.2)	387.5
Maturities of fixed maturity investments	809.0	189.9
Sales of fixed maturity investments	512.1	389.2
Sales of common equity securities	37.1	212.8
Sales of convertible bonds	67.4	96.8
Distributions and redemptions of other investments	0.6	14.2
Purchases of fixed maturity investments	(481.2)	(1,073.2)
Purchases of common equity securities	(87.8)	(16.2)
Purchases of convertible bonds	(27.7)	(71.6)
Contributions for other investments	(32.6)	(3.8)
Net change in unsettled investment purchases and sales	44.4	39.3
Net acquisitions of property and equipment	(1.2)	1.7
Net cash provided from investing activities	322.9	166.6
Cash flows from financing activities:
Repayment of debt	(14.0)	(42.8)
Repurchases of debt	(197.3)	(43.3)
Cash dividends paid to OneBeacon U.S. Enterprises Holdings, Inc.	(15.0)	(30.0)
Settlement of interest rate swap	—	(7.4)
Net cash used for financing activities	(226.3)	(123.5)
Net increase (decrease) in cash during period	9.4	(2.2)
Cash reclassified to assets held for sale	(9.1)	—
Net increase (decrease) after reclassification of cash to assets held for sale	0.3	(2.2)
Cash balance at beginning of period	43.6	51.6
Cash balance at end of period	$43.9	$49.4

Supplemental cash flows information:
Interest paid	$18.1	$28.6
Tax payments, including payments made under tax sharing agreements	36.3	1.9

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Nature of Operations and Summary of Significant Accounting Policies

Basis of presentation

These interim consolidated financial statements include the accounts of OneBeacon U.S. Holdings, Inc. (the “Company” or “OBH”) and its subsidiaries (collectively, “OB Holdings”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). OB Holdings’ operating companies are U.S.-based property and casualty insurance writers, most of which operate in a multi-company pool. OB Holdings offers a wide range of insurance products and services sold through independent agencies, brokers and managing general agencies. OB Holdings has historically offered a range of specialty, commercial and personal products and services, however, OB Holdings recently completed two transactions that represent significant steps in its transformation into a specialty lines company. On December 3, 2009, OB Holdings sold the renewal rights to approximately $490 million in premiums from its non-specialty commercial lines business to The Hanover Insurance Group (“The Hanover”). The transaction includes small commercial accounts and the non-specialty portion of the middle-market business, beginning with January 1, 2010 effective dates (the “Commercial Lines Transaction”). On July 1, 2010, OB Holdings’ ultimate parent, OneBeacon Insurance Group, Ltd., and certain of its subsidiaries completed the sale of its traditional personal lines business. See Note 2 for further discussion.

OBH was created in 2000 by White Mountains Insurance Group, Ltd. (“White Mountains”) to acquire and subsequently be the holding company for OneBeacon Insurance Group LLC (together with its subsidiaries, “OneBeacon”). On June 1, 2001, OBH acquired OneBeacon from Aviva plc (“Aviva”, formerly CGNU), (the “OneBeacon Acquisition”). During 2006, White Mountains undertook an internal reorganization and formed OneBeacon Insurance Group, Ltd. (“OBIG”) for the purpose of holding certain of its property and casualty insurance businesses. As part of this reorganization, certain of White Mountains’ businesses that were historically indirect wholly-owned subsidiaries of White Mountains, including OBH, became indirect wholly-owned subsidiaries of OBIG. White Mountains is a holding company whose businesses provide property and casualty insurance, reinsurance and certain other products. As of June 30, 2010, White Mountains owned 75.7% of OBIG’s common shares. Within this report, the term “OB Holdings” is used to refer to one or more entities within the consolidated organization, as the context requires. The Company is a U.S.-based company with its headquarters located at 1 Beacon Lane, Canton, Massachusetts 02021 and its principal executive office located at 601 Carlson Parkway, Minnetonka, Minnesota 55305.

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

NOTE 2. Acquisitions and Dispositions

Assets held for sale

On February 2, 2010, OBIG and certain of its subsidiaries entered into a definitive agreement to sell the traditional personal lines business (the “Personal Lines Transaction”) to Tower Group, Inc. (“Tower”). The Personal Lines Transaction includes two insurance companies through which the majority of the traditional personal lines business is written on a direct basis, two attorneys-in-fact managing the reciprocal insurance exchanges (“reciprocals”) that write the traditional personal lines business in New York and New Jersey, the surplus notes issued by the New York and New Jersey reciprocals and the remaining renewal rights to certain other traditional personal lines insurance policies. In addition, the Personal Lines Transaction includes the execution of reinsurance agreements with certain subsidiaries of the Company pursuant to which OneBeacon will cede, on a 100% quota share basis, traditional personal lines business not directly written by companies included in the sale and will assume, on a 100% quota share basis, non-traditional personal lines business written directly by York Insurance Company of Maine (“York”). Net written premiums for the traditional personal lines business, which is included in the personal lines underwriting unit within the Insurance Operations segment, totaled approximately $420 million for the year ended December 31, 2009. OneBeacon and Tower also entered into a Transition Services Agreement (“TSA”), pursuant to which OneBeacon will provide certain services to Tower during the three-year term of the TSA.

As described in Note 13, the Personal Lines Transaction was completed on July 1, 2010. Regulatory approvals for the transaction were received during June 2010 and accordingly, the transaction met the criteria for held for sale accounting.  As a result, the assets and liabilities associated with the business being sold are presented separately as single line items in the asset and liability sections of the consolidated balance sheet as of June 30, 2010. The Personal Lines Transaction did not meet the criteria for discontinued operations accounting because of significant continuing cash flows between OneBeacon and the business sold relating to TSA services and reinsurance activities.

The following summarizes the major categories of assets and liabilities included in the Personal Lines Transaction and classified as held for sale at June 30, 2010:

June 30, 2010
($ in millions)
Fixed maturity investments, at fair value (amortized cost $4.6)	$4.7
Short-term investments, at amortized cost (which approximates fair value)	454.9
Cash	9.1
Reinsurance recoverable on unpaid losses	17.7
Reinsurance recoverable on paid losses	5.6
Premiums receivable	87.9
Deferred acquisition costs	40.6
Net deferred tax asset	2.6
Ceded unearned premiums	27.3
Other assets	5.2
Total assets held for sale	$655.6

Loss and LAE reserves	$248.7
Unearned premiums	230.5
Ceded reinsurance payable	6.0
Other liabilities	17.1
Total liabilities held for sale	$502.3

Net assets held for sale	$153.3

As summarized above, the Personal Lines Transaction required the completion of various steps contemplated by the purchase agreement. Specifically, the Personal Lines Transaction required the following:

•                  the termination of intercompany reinsurance agreements between York and its affiliate, OneBeacon Insurance Company (“OBIC”), and Massachusetts Homeland Insurance Company (“MHIC”) and OBIC pursuant to which they ceded 100% of their respective direct business to OBIC;

•                  the sale to Tower of all of the issued and outstanding capital stock of York and MHIC through which the majority of the traditional personal lines business is written on a direct basis;

•                  the sale of all of the issued and outstanding units of two managing attorneys-in-fact, Adirondack AIF, LLC (“AAIF”) and New Jersey Skylands Management LLC (“NJSM”);

•                  the transfer to Tower of the surplus notes issued by each of Adirondack Insurance Exchange (“Adirondack Insurance”) and New Jersey Skylands Insurance Association (“NJSIA”), both reciprocals, which triggers deconsolidation of the reciprocals by OB Holdings (the surplus notes eliminate upon consolidation in OB Holdings’ financial statements);

•                  the execution of reinsurance agreements with certain subsidiaries of the Company pursuant to which OneBeacon will cede, on a 100% quota share basis, traditional personal lines business not directly written by York and MHIC; and

•                  the execution of a reinsurance agreement pursuant to which OneBeacon will assume, on a 100% quota share basis, non-traditional personal lines business written directly by York.

In addition, as of June 30, 2010, $105.9 million of short-term investments were held in escrow relating to the net assets and liabilities under the quota share reinsurance agreements to be effected July 1, 2010.

Except as described above with respect to entering into the Personal Lines Transaction, during the first six months of 2010, there were no acquisitions or dispositions. During the first six months of 2009, there were no acquisitions or dispositions.

NOTE 3. Reserves for Unpaid Loss and LAE

The following table summarizes the loss and LAE reserve activities of OB Holdings’ insurance subsidiaries for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	($ in millions)
Gross beginning balance	$3,991.3	$4,211.2	$3,934.8	$4,294.0
Less beginning reinsurance recoverable on unpaid losses	(2,200.8)	(2,440.9)	(2,192.9)	(2,503.3)
Net loss and LAE reserves	1,790.5	1,770.3	1,741.9	1,790.7
Loss and LAE incurred relating to:
Current year losses	280.2	293.5	619.9	596.3
Prior year losses	(18.3)	(17.8)	(24.3)	(32.6)
Total incurred loss and LAE	261.9	275.7	595.6	563.7
Accretion of fair value adjustment to net loss and LAE reserves	—	1.3	—	2.7
Loss and LAE paid relating to:
Current year losses	(132.9)	(113.0)	(205.9)	(189.3)
Prior year losses	(180.0)	(175.0)	(392.1)	(408.5)
Total loss and LAE payments	(312.9)	(288.0)	(598.0)	(597.8)
Net loss and LAE reserves	1,739.5	1,759.3	1,739.5	1,759.3
Net loss and LAE reserves reclassified to held for sale	(231.0)	—	(231.0)	—
Net ending balance	1,508.5	1,759.3	1,508.5	1,759.3
Plus ending reinsurance recoverable on unpaid losses	2,100.7	2,301.2	2,100.7	2,301.2
Gross ending balance	$3,609.2	$4,060.5	$3,609.2	$4,060.5

During the three months ended June 30, 2010, OB Holdings experienced $18.3 million of favorable loss and LAE reserve development on prior accident year loss reserves. The favorable loss reserve development was primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines, commercial package business and other general liability lines. The favorable development also included a one-time $6.5 million release of commercial and personal auto reserves associated with participation in an involuntary auto pool. During the three months ended June 30, 2009, OB Holdings experienced $17.8 million of favorable loss and LAE reserve development on prior accident year loss reserves. The favorable loss reserve development was primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines and commercial package business lines.

During the six months ended June 30, 2010, OB Holdings experienced $24.3 million of favorable loss and LAE reserve development on prior accident year loss reserves. The favorable loss reserve development was primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines, commercial package business and other general liability lines. The favorable development also included a one-time $6.5 million release of commercial and personal auto reserves associated with participation in an involuntary auto pool. During the six months ended June 30, 2009, OB Holdings experienced $32.6 million of favorable loss and LAE reserve development on prior accident year loss reserves. The favorable loss reserve development was primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines and commercial package business lines, partially offset by adverse loss reserve development primarily related to New York personal injury protection litigation at AutoOne.

In connection with purchase accounting for the OneBeacon Acquisition, loss and LAE reserves and the related reinsurance recoverables were adjusted to fair value on the balance sheets. The net reduction to loss and LAE reserves was accreted through an income statement charge ratably with and over the period the claims are settled. Accordingly, OB Holdings recognized $1.3 million and $2.7 million of such charges for the three and six months ended June 30, 2009, respectively. As of both June 30, 2010 and December 31, 2009, the outstanding pre-tax unaccreted adjustment was $0.

NOTE 4. Reinsurance

In the normal course of business, OB Holdings’ insurance subsidiaries seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. OB Holdings remains liable for risks reinsured even if the reinsurer does not honor its obligations under reinsurance contracts.

Effective July 1, 2010, OB Holdings renewed its property catastrophe reinsurance program through June 30, 2011. The program provides coverage for OB Holdings’ personal and commercial property business as well as certain acts of terrorism. Under the program, the first $80 million of losses resulting from any single catastrophe are retained and the next $195 million of losses resulting from the catastrophe are reinsured, with OB Holdings keeping a small co-participation. Any loss above $275 million would be retained. In the event of a catastrophe, OB Holdings’ property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.

OB Holdings entered into a 30% quota share agreement with a group of reinsurers that ran from January 1, 2009 through December 31, 2009, and renewed the agreement effective January 1, 2010. During the three and six months ended June 30, 2010, OB Holdings ceded $14.0 million and $25.6 million, respectively, of written premiums from its Northeast homeowners business written through OBIC and its subsidiary companies, along with Adirondack Insurance and NJSIA in New York and New Jersey, respectively. During the three and six months ended June 30, 2009, OB Holdings ceded $16.4 million and $30.0 million, respectively, of written premiums under the agreement. Effective as of July 1, 2010, the closing date of the Personal Lines Transaction, the agreement was amended to remove OB Holdings and add Tower as a signatory. Adirondack Insurance and NJSIA remained as parties to the agreement.

At June 30, 2010, OB Holdings had $19.2 million of reinsurance recoverables on paid losses and $2,284.2 million (gross of $183.5 million in purchase accounting adjustments, as described in Note 3) that will become recoverable if claims are paid in accordance with current reserve estimates. Reinsurance contracts do not relieve OB Holdings of its primary obligation to its insureds. Therefore, collectibility of balances due from its reinsurers is critical to OB Holdings’ financial strength. OB Holdings is selective in regard to its reinsurers, principally placing reinsurance with those reinsurers with strong financial condition, industry ratings and underwriting ability. Management monitors the financial condition and ratings of its reinsurers on an ongoing basis. As a result, uncollectible amounts have historically not been significant. The following table provides a listing of OB Holdings’ top reinsurers for its insurance operations, excluding industry pools and associations and affiliates of OB Holdings, based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurers’ A.M. Best Company, Inc. (“A.M. Best”) ratings.

($ in millions)	Balance at June 30, 2010	% of total	A.M. Best Rating (1)
National Indemnity Company and General Reinsurance Corporation (2)	$1,803.0	78%	A	++
Tokio Marine and Nichido Fire (3)	45.5	2%	A	++
Munich Reinsurance America	39.0	2%	A	+
QBE Insurance Corporation	22.5	1%	A
Swiss Re	16.2	1%	A

(1)

A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen financial strength ratings), “A+” (Superior, which is the second highest of fifteen financial strength ratings), and “A” (Excellent, which is the third highest of fifteen financial strength ratings).

(2)

Includes $320.2 million of Third Party Recoverables (as defined below), which NICO (as defined below) would pay under the terms of the NICO Cover (as defined below) if they are unable to collect from third party reinsurers. OB Holdings also has an additional $85.3 million of Third Party Recoverables from various reinsurers, the majority of which are rated “A” or better by A.M. Best.

(3)

Includes $38.1 million of reinsurance recoverables from various reinsurers that are guaranteed by Tokio Marine and Nichido Fire under the terms of a 100% quota share reinsurance agreement between Houston General Insurance Company and Tokio Marine and Nichido Fire.

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

Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OB Holdings’ third party reinsurers (“Third Party Reinsurers”) in existence at the time the NICO Cover was executed (“Third Party Recoverables”). As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OB Holdings. OB Holdings estimates that on an incurred basis it has used approximately $2.2 billion of the coverage provided by NICO at June 30, 2010. Since entering into the NICO Cover, approximately 5% of the $2.2 billion of utilized coverage relates to uncollectible Third Party Recoverables and settlements on Third Party Recoverables through June 30, 2010. Net losses paid totaled approximately $1.3 billion as of June 30, 2010. To the extent that actual experience differs from OB Holdings’ estimate of ultimate A&E losses and Third Party Recoverables, future losses could exceed the $320.2 million of protection remaining under the NICO Cover.

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

Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year. Short-term investments are carried at amortized cost, which approximated fair value as of June 30, 2010 and December 31, 2009. At June 30, 2010, OB Holdings had $105.9 million of short-term investments held in escrow in relation to the Personal Lines Transaction described in Note 2.

Other investments primarily include hedge funds and private equity funds. OB Holdings measures its investments in hedge funds and private equity funds at fair value with changes therein reported in revenues on a pre-tax basis. Other investments also includes an investment in a community reinvestment vehicle which is accounted for at fair value and a tax advantaged federal affordable housing development fund which OB Holdings accounts for under the equity method.

OB Holdings had participated in a securities lending program as a mechanism for generating additional investment income on its fixed maturity and common equity portfolios. Under the securities lending arrangements, certain of its fixed maturity and common equity investments were loaned to other institutions for short periods of time through a lending agent. OB Holdings maintained control over the securities it loaned, retained the earnings and cash flows associated with the loaned securities and received a fee from the borrower for the temporary use of the asset. Collateral, in the form of cash and United States government securities, was required at a rate of 102% of the fair value of the loaned securities. An indemnification agreement with the lending agent protected OB Holdings in the event a borrower became insolvent or failed to return any of the securities on loan. In the event of a shortfall in the collateral amount required to be returned to the securities lending counterparty (e.g., as a result of investment losses), OB Holdings was obligated to make up any deficiency.

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

In February 2009, OB Holdings amended the terms of the securities lending program to give it more control over the investment of borrowers’ collateral and to separate the assets supporting that collateral into a segregated account. Pursuant to the amendment, (i) the guidelines for the investment of any new cash collateral as well as the reinvestment of cash were narrowed to permit investment in only cash equivalent securities, (ii) OB Holdings had the authority to direct the lending agent to both sell specific collateral securities in the segregated account and to not sell certain collateral securities which the lending agent proposes to sell, and (iii) OB Holdings and the lending agent agreed to manage the securities lending program toward an orderly wind-down. In May 2009, OB Holdings instructed the lending agent not to make any additional loans of securities and to recall all of the securities on loan and fund the return of collateral to the borrower. As a result of the actions described above, the securities lending assets are no longer segregated and are included within OB Holdings’ investment securities. As of June 30, 2010, $1.7 million in collateral had not been returned to the borrower.

OB Holdings’ net investment income is comprised primarily of interest income associated with OB Holdings’ fixed maturity investments, dividend income from its equity investments and interest income from its short-term investments. Net investment income for the three and six months ended June 30, 2010 and 2009 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	($ in millions)
Investment income:
Fixed maturity investments	$24.3	$35.7	$52.0	$56.7
Short-term investments	0.4	0.4	0.5	1.8
Common equity securities	1.1	0.6	1.9	1.0
Convertible bonds	1.4	1.6	3.0	3.1
Other investments	0.2	0.7	0.6	1.0
Gross investment income	27.4	39.0	58.0	63.6
Less investment expenses	(2.4)	(2.9)	(4.7)	(5.8)
Net investment income, pre-tax	$25.0	$36.1	$53.3	$57.8

The composition of net realized investment gains (losses), a component of net realized and unrealized investment gains (losses), consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	($ in millions)
Fixed maturity investments	$5.6	$(5.5)	$30.0	$(23.7)
Short-term investments	—	—	—	0.1
Common equity securities	1.3	6.6	1.6	(33.0)
Convertible bonds	6.4	1.1	10.5	1.8
Other investments (1)	(0.5)	(10.8)	(2.9)	(10.1)
Net realized investment gains (losses), pre-tax	$12.8	$(8.6)	$39.2	$(64.9)

(1)                   The three and six months ended June 30, 2010 include $1.3 million of realized losses related to the impairment of a receivable related to an outstanding hedge fund redemption.

The net changes in fair value for the three months ended June 30, 2010 and 2009 are as follows:

	Three months ended June 30, 2010
	Changes in net unrealized gains and losses (1)	Changes in net foreign currency translation gains and losses (1)	Total net changes in fair value reflected in revenues (1)
	($ in millions)
Fixed maturity investments	$0.9	$(2.7)	$(1.8)
Short-term investments	—	(0.6)	(0.6)
Common equity securities	(11.8)	—	(11.8)
Convertible bonds	(10.5)	—	(10.5)
Other investments	(2.5)	—	(2.5)
Total	$(23.9)	$(3.3)	$(27.2)

	Three months ended June 30, 2009
	Changes in net unrealized gains and losses (1)	Changes in net foreign currency translation gains and losses (1)	Total net changes in fair value reflected in revenues (1)
	($ in millions)
Fixed maturity investments	$97.8	$9.1	$106.9
Short-term investments	(0.1)	0.8	0.7
Common equity securities	1.6	—	1.6
Convertible bonds	9.1	—	9.1
Other investments	17.7	—	17.7
Total	$126.1	$9.9	$136.0

(1)

Includes changes in net deferred gains and losses on sales of investments between OB Holdings and entities under White Mountains’ common control of $(0.4) million and $0.1 million, pre-tax, for the three months ended June 30, 2010 and 2009, respectively.

The net changes in fair value for the six months ended June 30, 2010 and 2009 are as follows:

	Six months ended June 30, 2010
	Changes in net unrealized gains and losses (1)	Changes in net foreign currency translation gains and losses (1)	Total net changes in fair value reflected in revenues (1)
	($ in millions)
Fixed maturity investments	$(0.9)	$(0.1)	$(1.0)
Short-term investments	—	(0.9)	(0.9)
Common equity securities	(4.6)	—	(4.6)
Convertible bonds	(8.4)	—	(8.4)
Other investments	3.7	—	3.7
Total	$(10.2)	$(1.0)	$(11.2)

	Six months ended June 30, 2009
	Changes in net unrealized gains and losses (1)(2)	Changes in net foreign currency translation gains and losses (1)	Total net changes in fair value reflected in revenues (1)(2)
	($ in millions)
Fixed maturity investments	$131.5	$15.5	$147.0
Short-term investments	(0.2)	1.0	0.8
Common equity securities	10.7	0.1	10.8
Convertible bonds	7.4	—	7.4
Other investments	20.4	—	20.4
Total	$169.8	$16.6	$186.4

(1)

Includes changes in net deferred gains and losses on sales of investments between OB Holdings and entities under White Mountains’ common control of $(1.3) million and $0.3 million, pre-tax, for the six months ended June 30, 2010 and 2009, respectively.

(2)	Includes net unrealized gains related to OB Holdings’ securities lending program of $7.0 million, pre-tax, for the six months ended June 30, 2009

The components of OB Holdings’ ending net unrealized investment gains and losses, excluding the impact of net unrealized foreign currency translation gains and losses, on its trading investment portfolio as of June 30, 2010 and December 31, 2009 were as follows:

	June 30,	December 31,
	2010	2009
	($ in millions)
Investment securities:
Gross unrealized investment gains	$158.3	$167.2
Gross unrealized investment losses	(23.4)	(23.5)
Net unrealized gains from investment securities	134.9	143.7
Income taxes	(47.2)	(50.3)
Total net unrealized investment gains, after tax	$87.7	$93.4

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of OB Holdings’ fixed maturity investments as of June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
	($ in millions)
U.S. Government and agency obligations	$259.2	$9.3	$—	$—	$268.5
Debt securities issued by corporations	833.2	64.8	(2.3)	—	895.7
Municipal obligations	1.9	—	—	—	1.9
Asset-backed securities	889.1	19.5	(0.5)	1.7	909.8
Foreign government obligations	19.8	0.8	—	(0.5)	20.1
Preferred stocks	77.5	3.8	(2.5)	—	78.8
Total fixed maturity investments	$2,080.7	$98.2	$(5.3)	$1.2	$2,174.8

	December 31, 2009
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
U.S. Government and agency obligations	$519.4	$12.4	$(0.2)	$—	$531.6
Debt securities issued by corporations	1,278.6	73.5	(6.4)	1.3	1,347.0
Municipal obligations	2.5	0.1	—	—	2.6
Asset-backed securities	1,003.7	18.4	(7.2)	—	1,014.9
Foreign government obligations	25.6	1.1	—	—	26.7
Preferred stocks	70.8	0.7	—	—	71.5
Total fixed maturity investments	$2,900.6	$106.2	$(13.8)	$1.3	$2,994.3

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of OB Holdings’ common equity securities, convertible bonds and other investments as of June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
Common equity securities	$228.5	$18.1	$(11.4)	$—	$235.2
Convertible bonds	125.3	9.4	(1.3)	—	133.4
Other investments	151.9	32.6	(5.4)	—	179.1

	December 31, 2009
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
	($ in millions)
Common equity securities	$176.3	$12.3	$(1.0)	$—	$187.6
Convertible bonds	153.7	16.6	(0.1)	—	170.2
Other investments	122.8	32.1	(8.6)	—	146.3

Fair value measurements at June 30, 2010

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

As of June 30, 2010 and December 31, 2009, approximately 92% and 93%, respectively, of the investment portfolio recorded at fair value was priced based upon observable inputs.

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

Other investments, which are primarily comprised of hedge funds and private equity funds for which the fair value option has been elected, are carried at fair value based upon OB Holdings’ proportionate interest in the underlying fund’s net asset value, which is deemed to approximate fair value. The fair value of OB Holdings’ investments in hedge funds and private equity funds has been estimated using net asset value because it reflects the fair value of the funds’ underlying investments in accordance with ASC 820. OB Holdings employs a number of procedures to assess the reasonableness of the fair value measurements, including obtaining and reviewing each fund’s audited financial statements and discussing each fund’s pricing with the fund’s manager. However, since the fund managers do not provide sufficient information to independently evaluate the pricing inputs and methods for each underlying investment, the inputs are considered to be unobservable. Accordingly, the fair values of OB Holdings’ investment in hedge funds and private equity funds have been classified as Level 3 under the fair value hierarchy.

In circumstances where the underlying investments are publicly traded, such as the investments made by hedge funds, the fair value of the underlying investments is determined using current market prices. In circumstances where the underlying investments are not publicly traded, such as the investments made by private equity funds, the private equity fund managers have considered the need for a liquidity discount on each of the underlying investments when determining the fund’s net asset value in accordance with ASC 820. In circumstances where OB Holdings’ portion of a fund’s net asset value is deemed to differ from fair value due to illiquidity or other factors associated with OB Holdings’ investment in the fund, including counterparty credit risk, the net asset value is adjusted accordingly. At June 30, 2010 and December 31, 2009, OB Holdings did not record a liquidity adjustment to the net asset value related to its investments in hedge funds or private equity funds.

As of June 30, 2010 and December 31, 2009, other investments reported at fair value represented approximately 5% and 4%, respectively, of the investment portfolio recorded at fair value. Other investments accounted for at fair value as of June 30, 2010 and December 31, 2009 were comprised of $72.6 million and $74.2 million, respectively, in hedge funds, $72.3 million and $58.0 million, respectively, in private equity funds and $14.1 million for both periods of an investment in a community reinvestment vehicle. At June 30, 2010 and December 31, 2009, OB Holdings held investments in 14 and 15 hedge funds, respectively, and 16 private equity funds. The largest investment in a single fund was $13.2 million and $10.8 million, respectively, at June 30, 2010 and December 31, 2009.

As of June 30, 2010, other investments also included $20.1 million of an investment in a tax advantaged federal affordable housing development fund which is accounted for using the equity method.

The fair value measurements at June 30, 2010 and December 31, 2009 and their related inputs are as follows:

	Fair value at June 30, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$268.5	$265.9	$2.6	$—
Debt securities issued by corporations:
Consumer	331.6	—	331.6	—
Industrial	190.2	—	190.2	—
Financial	84.9	—	84.9	—
Communications	118.1	—	118.1	—
Energy	70.2	—	70.2	—
Basic materials	52.4	—	52.4	—
Utilities	33.7	—	33.7	—
Technology	14.6	—	14.6	—
Debt securities issued by corporations	895.7	—	895.7	—
Municipal obligations	1.9	—	1.9	—
Asset-backed securities	909.8	—	909.8	—
Foreign government obligations	20.1	15.1	5.0	—
Preferred stocks	78.8	—	11.3	67.5
Fixed maturity investments	2,174.8	281.0	1,826.3	67.5

Short-term investments	551.2	551.2	—	—

Common equity securities:
Financials	94.3	59.4	0.2	34.7
Basic Materials	35.5	35.5	—	—
Consumer	6.9	6.9	—	—
Energy	19.0	19.0	—	—
Utilities	11.2	11.1	—	0.1
Other	68.3	66.0	—	2.3
Common equity securities	235.2	197.9	0.2	37.1

Convertible bonds	133.4	—	133.4	—

Other investments (1)	159.0	—	—	159.0

Total	$3,253.6	$1,030.1	$1,959.9	$263.6

(1)	Excludes the carrying value of $20.1 million associated with a tax advantaged federal affordable housing development fund accounted for using the equity method.

	Fair value at December 31, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$531.6	$529.0	$2.6	$—
Debt securities issued by corporations:
Consumer	516.9	—	516.9	—
Industrial	287.5	—	287.5	—
Financial	121.5	—	121.3	0.2
Communications	185.5	—	185.5	—
Energy	75.4	—	75.4	—
Basic materials	67.4	—	67.4	—
Utilities	76.6	—	76.6	—
Technology	16.2	—	16.2	—
Debt securities issued by corporations	1,347.0	—	1,346.8	0.2
Municipal obligations	2.6	—	2.6	—
Asset-backed securities	1,014.9	—	999.2	15.7
Foreign government obligations	26.7	21.4	5.3	—
Preferred stocks	71.5	—	1.5	70.0
Fixed maturity investments	2,994.3	550.4	2,358.0	85.9

Short-term investments	489.3	489.3	—	—

Common equity securities:
Financials	82.3	50.1	—	32.2
Basic Materials	32.3	32.3	—	—
Consumer	19.2	19.2	—	—
Energy	29.4	27.8	—	1.6
Utilities	7.2	7.2	—	—
Other	17.2	17.2	—	—
Common equity securities	187.6	153.8	—	33.8

Convertible bonds	170.2	—	170.2	—

Other investments	146.3	—	—	146.3

Total	$3,987.7	$1,193.5	$2,528.2	$266.0

At June 30, 2010 and December 31, 2009, OB Holdings held one private preferred stock that represented approximately 87% and 98%, respectively, of its preferred stock portfolio. OB Holdings used quoted market prices for similar securities that were adjusted to reflect management’s best estimate of fair value; this security is classified as a Level 3 measurement.

The following table summarizes the ratings of OB Holdings’ corporate debt securities as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
	($ in millions)
AA	$43.8	$101.0
A	262.2	398.3
BBB	562.9	794.0
BB	26.8	31.6
Other	—	22.1
Debt securities issued by corporations	$895.7	$1,347.0

In addition to the investment portfolio described above, OB Holdings had $36.6 million and $27.2 million, respectively, of liabilities recorded at fair value and included in other liabilities as of June 30, 2010 and December 31, 2009. These liabilities relate to securities that have been sold short by a limited partnership in which OB Holdings invests and is required to consolidate in accordance with GAAP. All of the liabilities included in the $36.6 million and $27.2 million, respectively, have been deemed to have a Level 1 designation as of June 30, 2010 and December 31, 2009.

Asset-backed Securities

OB Holdings purchases commercial and residential mortgage backed securities to maximize its fixed income portfolio’s risk adjusted returns in the context of a diversified portfolio. OB Holdings’ non-agency commercial mortgage-backed portfolio (“CMBS”) is generally short tenor, fixed rate and structurally senior, with more than 30 points of subordination on average for fixed rate CMBS and more than 55 points of subordination on average for floating rate CMBS as of June 30, 2010. In general, subordination represents the percentage of principal loss on the underlying collateral that would have to occur before the security incurs a loss.  These collateral losses, instead, are first absorbed by other securities lower in the capital structure. OB Holdings believes these levels of protection will mitigate the risk of loss tied to refinancing challenges facing the commercial real estate market. As of June 30, 2010, on average approximately 7% of the underlying loans were reported as non-performing for all CMBS held by OB Holdings. OB Holdings is not an originator of residential mortgage loans and held less than $0.1 million of residential mortgage-backed securities (“RMBS”) categorized as sub-prime as of June 30, 2010. In addition, OB Holdings’ investments in hedge funds and private equity funds contain negligible amounts of sub-prime mortgage backed securities as of June 30, 2010. OB Holdings considers sub-prime mortgage backed securities to be those that are issued from dedicated sub-prime shelves or have underlying loan pools that exhibit weak credit characteristics or dedicated second-lien shelf registrations (i.e., OB Holdings considers investments backed primarily by second-liens to be a sub-prime risk regardless of credit scores or other metrics).

There are also mortgage backed securities that OB Holdings categorizes as “non-prime” (also called “Alt A” or “A-”) that are backed by collateral that has overall credit quality between prime and sub-prime, as determined based on OB Holdings’ review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of June 30, 2010, OB Holdings did not hold any mortgage backed securities that were classified as non-prime.  OB Holdings’ non-agency residential mortgage-backed portfolio is generally of moderate average life, fixed rate and structurally senior. OB Holdings does not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.

The following table summarizes the carrying value of OB Holdings’ asset-backed securities as of June 30, 2010 and December 31, 2009:

	June 30, 2010			December 31, 2009
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
	($ in millions)
Mortgage-backed securities:
Agency:
GNMA	$526.7	$526.7	$—	$483.0	$483.0	$—
FNMA	114.6	114.6	—	149.1	149.1	—
FHLMC	44.1	44.1	—	76.3	76.3	—
Total agency(1)	685.4	685.4	—	708.4	708.4	—

Non-agency:
Residential	21.8	21.8	—	30.7	30.7	—
Commercial	92.4	92.4	—	136.1	120.4	15.7
Total Non-agency	114.2	114.2	—	166.8	151.1	15.7

Total mortgage-backed securities	799.6	799.6	—	875.2	859.5	15.7

Other asset-backed securities:
Credit card receivables	34.8	34.8	—	27.7	27.7	—
Vehicle receivables	74.9	74.9	—	111.1	111.1	—
Other	0.5	0.5	—	0.9	0.9	—
Total other asset-backed securities	110.2	110.2	—	139.7	139.7	—
Total asset-backed securities	$909.8	$909.8	$—	$1,014.9	$999.2	$15.7

(1)          Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

The security issuance years of OB Holdings’ investments in non-agency RMBS and non-agency CMBS securities as of June 30, 2010 are as follows:

		Security Issuance Year
	Fair Value	2001	2003	2004	2005	2006	2007
	($ in millions)
Non-agency RMBS	$21.8	$—	$—	$4.0	$14.4	$3.3	$0.1
Non-agency CMBS	92.4	11.2	3.2	—	16.7	5.6	55.7
Total	$114.2	$11.2	$3.2	$4.0	$31.1	$8.9	$55.8

Non-agency Residential Mortgage Securities

The classification of the underlying collateral quality and the tranche levels of OB Holdings’ non-agency RMBS securities as of June 30, 2010 are as follows:

	Fair Value	Super Senior (1)	Senior (2)	Subordinate (3)
	($ in millions)
Prime	$21.7	$—	$21.7	$—
Sub-prime	0.1	—	0.1	—
Total	$21.8	$—	$21.8	$—

(1)          At issuance, Super Senior were rated AAA and were senior to other AAA bonds.

(2)          At issuance, Senior were rated AAA and were senior to non-AAA bonds.

(3)          At issuance, Subordinate were not rated AAA and were junior to other bonds.

Non-agency Commercial Mortgage Securities

The amount of fixed and floating rate securities and their tranche levels as of June 30, 2010 are as follows:

	Fair Value	Super Senior (1)	Senior(2)	Subordinate(3)
	($ in millions)
Fixed rate CMBS	$71.1	$56.7	$3.2	$11.2
Floating rate CMBS	21.3	17.5	—	3.8
Total	$92.4	$74.2	$3.2	$15.0

(1)                                  At issuance, Super Senior were rated AAA and were senior to other AAA bonds.

(2)                                  At issuance, Senior were rated AAA and were senior to non-AAA bonds.

(3)                                  At issuance, Subordinate were not rated AAA and were senior to other bonds.

The changes in Level 1 fair value measurements for the three and six months ended June 30, 2010 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments	Total (1)
	($ in millions)
Balance at January 1, 2010	$550.4	$153.8	$—	$—	$704.2
Amortization/accretion	0.1	—	—	—	0.1
Total net realized and unrealized gains (losses)	2.1	5.1	—	—	7.2
Purchases	185.8	61.7	—	—	247.5
Sales	(308.5)	(10.9)	—	—	(319.4)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at March 31, 2010	$429.9	$209.7	$—	$—	$639.6
Amortization/accretion	0.8	—	—	—	0.8
Total net realized and unrealized gains (losses)	(2.1)	(11.4)	—	—	(13.5)
Purchases	19.0	25.5	—	—	44.5
Sales	(161.9)	(25.9)	—	—	(187.8)
Transfers in	—	—	—	—	—
Transfers out	(4.7)	—	—	—	(4.7)
Balance at June 30, 2010	$281.0	$197.9	$—	$—	$478.9

(1)                                  Excludes short-term investments which are deemed to have a Level 1 designation as of June 30, 2010 and December 31, 2009. The net maturities, purchases and sales of short-term investments resulted in an increase of $61.9 million during the six months ended June 30, 2010.

“Transfers out” of Level 1 include the securities that were reclassified to assets held for sale discussed in Note 2.

The changes in Level 2 fair value measurements for the three and six months ended June 30, 2010 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments	Total
	($ in millions)
Balance at January 1, 2010	$2,358.0	$—	$170.2	$—	$2,528.2
Amortization/accretion	(1.9)	—	0.3	—	(1.6)
Total net realized and unrealized gains (losses)	20.3	—	6.2	—	26.5
Purchases	111.9	0.1	23.7	—	135.7
Sales	(659.3)	—	(29.5)	—	(688.8)
Transfers in	0.2	—	—	—	0.2
Transfers out	—	—	—	—	—
Balance at March 31, 2010	$1,829.2	$0.1	$170.9	$—	$2,000.2
Amortization/accretion	(2.1)	—	0.5	—	(1.6)
Total net realized and unrealized gains (losses)	9.1	(0.4)	(4.1)	—	4.6
Purchases	164.5	0.5	4.0	—	169.0
Sales	(189.1)	—	(37.9)	—	(227.0)
Transfers in	14.7	—	—	—	14.7
Transfers out	—	—	—	—	—
Balance at June 30, 2010	$1,826.3	$0.2	$133.4	$—	$1,959.9

The changes in Level 3 fair value measurements for the three and six months ended June 30, 2010 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments	Total
	($ in millions)
Balance at January 1, 2010	$85.9	$33.8	$—	$146.3	$266.0
Amortization/accretion	(1.4)	—	—	—	(1.4)
Total net realized and unrealized gains (losses)	2.8	2.4	—	3.8	9.0
Purchases	—	—	—	9.1	9.1
Sales	(1.7)	(0.4)	—	(2.1)	(4.2)
Transfers in	—	—	—	—	—
Transfers out	(0.2)	—	—	—	(0.2)
Balance at March 31, 2010	$85.4	$35.8	$—	$157.1	$278.3
Amortization/accretion	—	—	—	—	—
Total net realized and unrealized gains (losses)	(3.2)	1.3	—	(1.7)	(3.6)
Purchases	—	—	—	9.1	9.1
Sales	—	—	—	(5.5)	(5.5)
Transfers in	—	—	—	—	—
Transfers out	(14.7)	—	—	—	(14.7)
Balance at June 30, 2010	$67.5	$37.1	$—	$159.0	$263.6

“Transfers out” of Level 3 and included in “transfers in” of Level 2 fixed maturity investments of $0.2 million for the three months ended March 31, 2010 and $14.7 million for the three months ended June 30, 2010 each comprise one security which had been previously classified as a Level 3 measurement and was recategorized as a Level 2 measurement when quoted market prices for similar securities that were considered reliable and could be validated against an alternative source became available during the three months ended March 31, 2010 and June 30, 2010, respectively.

The following table summarizes the change in net unrealized gains or losses for assets designated as Level 3 for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	($ in millions)
Fixed maturity investments	$(3.5)	$14.3	$(2.8)	$13.9
Short-term investments	—	—	—	—
Common equity securities	1.5	3.1	3.9	3.4
Convertible bonds	—	0.1	—	0.1
Other investments	(2.5)	17.7	3.7	20.4
Total	$(4.5)	$35.2	$4.8	$37.8

Other Investments

OB Holdings holds investments in hedge funds and private equity funds which are included in other investments. The fair value of these investments has been estimated using the net asset value of the funds. The following table summarizes investments in hedge funds and private equity funds at June 30, 2010:

	Fair Value	Unfunded Commitments
	($ in millions)
Hedge funds
Long/short credit and distressed	$23.6	—
Long bank loan	3.5	—
Long/short equity	39.0	—
Long/short equity real estate investment trust	0.9	—
Long/short equity activist	5.6	—
Total hedge funds	$72.6

Private equity funds
Insurance	$6.4	$0.1
Banking	4.0	—
Distressed residential real estate	11.9	13.7
Energy infrastructure and services	19.8	6.4
Healthcare	0.8	4.0
Multi-sector	18.0	7.3
Private equity secondaries	6.9	1.9
Real estate	4.5	0.8
Total private equity funds	$72.3	$34.2
Total hedge funds and private equity funds(1)	$144.9	$34.2

(1)                                 Other investments also includes $14.1 million of an investment in a community reinvestment vehicle and $20.1 million of an investment in a tax advantaged federal affordable housing development fund.

The following table summarizes investments in hedge funds and private equity funds as of December 31, 2009:

	Fair Value	Unfunded Commitments
	($ in millions)
Hedge funds
Long/short credit and distressed	$21.7	—
Long bank loan	3.4	—
Long/short equity	47.8	—
Long/short equity activist	1.3	—
Total hedge funds	$74.2

Private equity funds
Insurance	$5.8	$0.1
Banking	4.2	0.1
Distressed residential real estate	4.6	20.5
Energy infrastructure and services	17.2	8.8
Healthcare	—	4.8
Multi-sector	16.7	7.7
Private equity secondaries	4.6	3.4
Real estate	4.9	1.1
Total private equity funds	$58.0	$46.5
Total hedge funds and private equity funds(1)	$132.2	$46.5

(1)                                  Other investments also includes $14.1 million of an investment in a community reinvestment vehicle.

Redemptions of investments in certain hedge funds are subject to restrictions including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. The following summarizes the June 30, 2010 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Hedge Funds—Active Funds
	30 - 59 days notice	60 - 89 days notice	90 - 119 days notice	120+ days notice	Total
	($ in millions)
Redemption frequency
Monthly	$—	$—	$—	$5.8	$5.8
Quarterly	17.4	16.6	10.4	—	44.4
Semi-annual	10.8	—	0.9	—	11.7
Annual	—	—	7.2	3.5	10.7
Total	$28.2	$16.6	$18.5	$9.3	$72.6

Certain of the hedge fund investments are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund’s underlying investments are liquidated. At June 30, 2010 and December 31, 2009, $6.5 million and $16.2 million, respectively, of hedge funds were in liquidation. The actual amount of the final distribution is subject to market fluctuations. The date at which such distributions will be received is not determinable at June 30, 2010.

OB Holdings has also submitted redemption requests for certain of its investments in active hedge funds. At June 30, 2010 and December 31, 2009, redemptions of $6.5 million and $9.6 million, respectively, were submitted. OB Holdings expects to receive these funds within the next 12 months.  Redemptions are recorded as receivables when approved by the hedge funds and when no longer subject to market fluctuations.

Investments in private equity funds are generally subject to “lock-up” periods during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investment. In addition, certain private equity funds provide an option to extend the lock-up period at either the sole discretion of the fund manager or upon agreement between the fund and the investors. At June 30, 2010, investments in private equity funds were subject to lock-up periods as follows:

	1 - 3 years	3 - 5 years	5 - 10 years	>10 years	Total
	($ in millions)
Private Equity Funds—expected lock-up period remaining	$6.5	$11.9	$53.9	$—	$72.3

NOTE 6. Debt

OB Holdings’ debt outstanding as of June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
	($ in millions)
Senior unsecured notes, at face value	$419.9	$607.1
Unamortized original issue discount	(0.4)	(0.6)
Senior unsecured notes, carrying value	419.5	606.5
Atlantic Specialty Note	—	14.0
Total debt	$419.5	$620.5

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

On May 3, 2010, the Company commenced a cash tender offer for up to $200.0 million in aggregate principal amount of the Senior Notes at a price of $1,027.50 per $1,000 principal amount. The cash tender offer, which was not subject to the tender of any minimum principal amount of Senior Notes, expired on May 28, 2010. Holders of Senior Notes who tendered on or before May 14, 2010 received an early tender payment of $30 for every $1,000 principal amount of Senior Notes validly tendered. Payment for the Senior Notes included accrued and unpaid interest up to the settlement date. The Company accepted and retired $156.4 million aggregate principal amount, of which $155.2 million was tendered by the early tender deadline, for purchase for $165.4 million, which resulted in a $9.6 million loss.

During the second quarter of 2010, the Company repurchased and retired $18.2 million of outstanding Senior Notes for $18.9 million, which resulted in a $0.7 million loss. During the first quarter of 2010, the Company repurchased and retired $11.5 million of outstanding Senior Notes for $11.9 million, which resulted in a $0.5 million loss. During the first quarter of 2010, OBIC purchased $1.1 million of outstanding Senior Notes for $1.1 million. During the second quarter of 2009, OBIC purchased $37.3 million of outstanding Senior Notes for $35.2 million, which resulted in a $1.9 million gain. During the first quarter of 2009, the Company repurchased and retired $10.6 million of outstanding Senior Notes for $8.1 million, which resulted in a $2.5 million gain. At June 30, 2010, the Company was in compliance with all of the covenants under the Senior Notes.

White Mountains has provided and, pursuant to a separation agreement, continues to provide an irrevocable and unconditional guarantee as to the payment of principal and interest on the Senior Notes. Refer to “Note 16. Related Party Disclosures” of the Company’s 2009 Annual Report on Form 10-K.

Mortgage Note on Real Estate Owned

In connection with its December 2005 purchase of land and an office building that is its headquarters, OB Holdings entered into a $40.8 million, 18-year mortgage note which had a variable interest rate based upon the lender’s 30-day LIBOR rate. As of December 31, 2008, OB Holdings had drawn the full amount of $40.8 million on the mortgage note. Repayment on the mortgage note commenced in January 2009. During the three months ended March 31, 2009, OB Holdings repaid $0.2 million of principal in accordance with the terms of the mortgage note. On May 7, 2009, OB Holdings repaid $40.6 million, representing the outstanding principal on the mortgage note.

Concurrent with entering into the mortgage note, OB Holdings also entered into an interest rate swap to hedge its exposure to the variability in the interest rate on the mortgage note. The notional amount of the swap was equal to the debt outstanding on the mortgage note and was adjusted to match the drawdowns and repayments on the mortgage note so that the principal amount of the mortgage note and the notional amount of the swap were equal at all times. Under the terms of the swap, OB Holdings paid a fixed interest rate of approximately 6% and received a variable interest rate based on the same LIBOR index used for the mortgage note. Interest paid or received on the swap was reported in interest expense. In accordance with GAAP, OB Holdings accounted for the swap as a cash flow hedge and recorded the interest rate swap at fair value on the balance sheet in other assets or liabilities depending on the value as of the balance sheet date. Changes in the fair value of the interest rate swap were reported as a component of other comprehensive income or loss. Any gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of the effectiveness were recorded in revenues. At the time of repayment of the outstanding balance on the mortgage note, OB Holdings paid $7.4 million to settle the interest rate swap. The $7.4 million settlement amount was recorded as an expense in net other revenues on a pre-tax basis and in other comprehensive income and loss items as an increase of $4.8 million on an after tax basis ($7.4 million pre-tax). The six months ended June 30, 2009 also included $2.0 million after tax, in other comprehensive income and loss items related to changes in fair value on the interest rate swap.

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

	Insurance Operations	Other Operations	Total
	($ in millions)
Three months ended June 30, 2010
Earned premiums	$428.3	$—	$428.3
Net investment income (expense)	25.6	(0.6)	25.0
Net realized and unrealized investment losses	(13.8)	(0.6)	(14.4)
Net other revenues (expenses)	8.4	(10.7)	(2.3)
Total revenues	448.5	(11.9)	436.6
Loss and LAE	261.9	—	261.9
Policy acquisition expenses	95.2	—	95.2
Other underwriting expenses	58.5	—	58.5
General and administrative expenses	4.7	0.9	5.6
Interest expense on debt	—	7.9	7.9
Total expenses	420.3	8.8	429.1
Pre-tax income (loss)	$28.2	$(20.7)	$7.5
Three months ended June 30, 2009
Earned premiums	$490.2	$—	$490.2
Net investment income (expense)	36.3	(0.2)	36.1
Net realized and unrealized investment gains	127.3	0.1	127.4
Net other (expenses) revenues	(0.3)	1.4	1.1
Total revenues	653.5	1.3	654.8
Loss and LAE	275.7	—	275.7
Policy acquisition expenses	97.0	—	97.0
Other underwriting expenses	84.3	—	84.3
General and administrative expenses	4.6	0.1	4.7
Accretion of fair value adjustment to loss and LAE reserves	—	1.3	1.3
Interest expense on debt	0.4	9.7	10.1
Total expenses	462.0	11.1	473.1
Pre-tax income (loss)	$191.5	$(9.8)	$181.7

	Insurance Operations	Other Operations	Total
	($ in millions)
Six months ended June 30, 2010
Earned premiums	$881.5	$—	$881.5
Net investment income (expense)	54.6	(1.3)	53.3
Net realized and unrealized investment gains (losses)	29.6	(1.6)	28.0
Net other revenues (expenses)	15.8	(11.6)	4.2
Total revenues	981.5	(14.5)	967.0
Loss and LAE	595.6	—	595.6
Policy acquisition expenses	196.6	—	196.6
Other underwriting expenses	132.7	—	132.7
General and administrative expenses	9.4	1.6	11.0
Interest expense on debt	0.1	16.9	17.0
Total expenses	934.4	18.5	952.9
Pre-tax income (loss)	$47.1	$(33.0)	$14.1
Six months ended June 30, 2009
Earned premiums	$978.0	$—	$978.0
Net investment income (expense)	57.9	(0.1)	57.8
Net realized and unrealized investment gains	121.4	0.1	121.5
Net other revenues	7.0	3.5	10.5
Total revenues	1,164.3	3.5	1,167.8
Loss and LAE	563.7	—	563.7
Policy acquisition expenses	192.9	—	192.9
Other underwriting expenses	157.0	—	157.0
General and administrative expenses	8.6	0.1	8.7
Accretion of fair value adjustment to loss and LAE reserves	—	2.7	2.7
Interest expense on debt	1.2	19.8	21.0
Total expenses	923.4	22.6	946.0
Pre-tax income (loss)	$240.9	$(19.1)	$221.8

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

OB Holdings’ specialty lines underwriting unit is a collection of niche insurance businesses, including professional liability products, marine insurance, collector cars and boats, property and inland marine, tuition reimbursement, excess property and accident & health products, as well as property and casualty insurance coverages tailored to industry groups such as technology, financial services, entertainment, sports and leisure industries and government entities. OB Holdings’ personal lines underwriting unit provides homeowners, automobile and combination insurance policies. The personal lines underwriting unit also includes AutoOne, a subsidiary within OB Holdings that offers products and services to assigned risk markets. OB Holdings’ Insurance Operations segment also includes run-off which consists of non-specialty commercial lines business included in the Commercial Lines Transaction, as well as national accounts, certain specialty programs and regional agency business transferred to Liberty Mutual Insurance Group effective November 1, 2001.

The following tables provide ratios, net written premiums and earned premiums for OB Holdings’ Insurance Operations by major underwriting unit and in total for the three and six months ended June 30, 2010 and 2009:

	Specialty(1)	Personal	Run-off(2)	Total
	($ in millions)
Three months ended June 30, 2010
Ratios:
Loss and LAE	59.5%	66.9%	56.7%	61.1%
Expense	37.2	30.2	41.0	35.9
GAAP combined	96.7%	97.1%	97.7%	97.0%
Net written premiums	$237.8	$113.5	$(7.4)	$343.9
Earned premiums	241.2	118.4	68.7	428.3
Three months ended June 30, 2009
Ratios:
Loss and LAE	45.6%	66.6%	63.7%	56.2%
Expense	38.9	32.5	38.8	37.0
GAAP combined	84.5%	99.1%	102.5%	93.2%
Net written premiums	$233.6	$137.9	$126.4	$497.9
Earned premiums	224.3	146.1	119.8	490.2
Six months ended June 30, 2010
Ratios:
Loss and LAE	58.5%	76.2%	81.2%	67.6%
Expense	38.4	32.8	41.1	37.3
GAAP combined	96.9%	109.0%	122.3%	104.9%
Net written premiums	$498.1	$225.0	$(7.7)	$715.4
Earned premiums	477.1	241.2	163.2	881.5
Six months ended June 30, 2009
Ratios:
Loss and LAE	39.0%	78.0%	66.2%	57.6%
Expense	38.7	30.2	37.5	35.8
GAAP combined	77.7%	108.2%	103.7%	93.4%
Net written premiums	$463.1	$269.6	$234.6	$967.3
Earned premiums	440.0	296.3	241.7	978.0

(1)                                  Specialty lines includes Technology, Financial Services, OneBeacon Specialty Property and Property and Inland Marine which were formerly reported in commercial lines. The prior periods have been reclassified to conform to the current presentation.

(2)                                  Run-off includes non-specialty commercial lines business subject to the Commercial Lines Transaction and other run-off business. The prior periods have been reclassified to conform to the current presentation.

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

OB Holdings has capitalized three reciprocals by loaning funds to them in exchange for surplus notes. In 2002, OB Holdings formed NJSM to provide management services for a fee to New Jersey Skylands Insurance Association, a reciprocal, and its wholly-owned subsidiary New Jersey Skylands Insurance Company (together, “New Jersey Skylands Insurance”). New Jersey Skylands Insurance was capitalized with a $31.3 million surplus note issued to OB Holdings in 2002. OB Holdings also loaned $0.2 million to New Jersey Skylands Insurance in the form of a security deposit. In 2004, OB Holdings formed Houston General Management Company to provide management services for a fee to another reciprocal, Houston General Insurance Exchange. During 2004, OB Holdings contributed $2.0 million of capital to Houston General Insurance Exchange. In 2005, OB Holdings contributed one of its subsidiaries, Houston General Insurance Company with assets of $149.4 million and liabilities of $127.6 million, to Houston General Insurance Exchange (together “Houston General Insurance”). Subsequent to the contribution of Houston General Insurance Company, Houston General Insurance Exchange issued a surplus note of $23.7 million to OB Holdings. In 2006, AAIF, a wholly-owned subsidiary of OB Holdings, entered into an agreement to provide management services for a fee to Adirondack Insurance, a reciprocal. Adirondack Insurance was capitalized with a $70.7 million surplus note issued to OB Holdings in May 2006. Principal and interest on the surplus notes are repayable to OB Holdings only with regulatory approval. The obligation to repay principal on the notes is subordinated to all other liabilities including obligations to policyholders and claimants for benefits under insurance policies. OB Holdings has no ownership interest in New Jersey Skylands Insurance, Houston General Insurance or Adirondack Insurance.

Under the provisions of ASC 810, OB Holdings has determined that each of the reciprocals qualifies as a VIE. Further, OB Holdings has determined that it is the primary beneficiary as it has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE as a result of the management services provided to the reciprocals and the funds loaned to them. Accordingly, OB Holdings consolidates all three reciprocals. As described in Note 2, the Personal Lines Transaction, which was completed on July 1, 2010, includes the sale of NJSM and AAIF and the transfer of the surplus notes issued by New Jersey Skylands Insurance and Adirondack Insurance. Regulatory approvals for the transaction were received during June 2010 and accordingly, the transaction met the criteria for held for sale accounting. As a result, assets and liabilities of New Jersey Skylands Insurance and Adirondack Insurance have been included in assets held for sale and liabilities held for sale in the consolidated balance sheet as of June 30, 2010.

At June 30, 2010 and December 31, 2009, consolidated amounts related to New Jersey Skylands Insurance included total assets of $126.5 million and $134.9 million, respectively, and total liabilities of $154.8 million and $154.8 million, respectively. At June 30, 2010, the net amount of capital at risk is equal to the surplus note of $31.3 million less the accumulated losses as of June 30, 2010 of $28.3 million which includes accrued interest on the surplus note of $23.9 million which eliminates in consolidation.

At June 30, 2010 and December 31, 2009, consolidated amounts related to Houston General Insurance included total assets of $111.5 million and $111.4 million, respectively, and total liabilities of $128.4 million and $127.2 million, respectively. At June 30, 2010, the net amount of capital at risk is equal to the surplus note of $23.7 million less the accumulated losses as of June 30, 2010 of $16.9 million which includes accrued interest on the surplus note of $13.2 million which eliminates in consolidation.

At June 30, 2010 and December 31, 2009, amounts related to Adirondack Insurance included total assets of $274.1 million and $281.0 million, respectively, and total liabilities of $284.3 million and $280.9 million, respectively. At June 30, 2010, the net amount of capital at risk is equal to the surplus note of $70.7 million less the accumulated losses as of June 30, 2010 of $10.2 million which includes accrued interest on the surplus note of $30.3 million which eliminates in consolidation.

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

The components of net periodic benefit cost for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	($ in millions)
Service cost	$0.2	$0.2	$0.4	$0.3
Interest cost	1.5	1.6	3.0	3.2
Expected return on plan assets	(1.9)	(1.6)	(3.8)	(3.2)
Amortization of unrecognized loss	0.2	0.4	0.4	0.8
Net periodic pension cost before special termination benefits expense	—	0.6	—	1.1
Special termination benefits expense (1)	0.2	—	0.4	—
Net periodic benefit cost	$0.2	$0.6	$0.4	$1.1

(1)                                  Special termination benefits represent additional payments made from the Qualified Plan to certain vested participants when their employment was terminated due to a reduction in force.

OneBeacon does not expect to make a contribution to its Qualified Plan in 2010. OneBeacon anticipates contributing $2.8 million to the Non-qualified Plan, for which OneBeacon has assets held in a rabbi trust. As of June 30, 2010, $1.4 million in contributions have been made to the Non-qualified Plan.

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

Performance Shares

The following summarizes performance share activity for performance shares whose value is based upon the market price of an underlying OBIG common share (“OB Performance Shares”) for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,
	2010		2009
	Target OB Performance Shares outstanding	Accrued expense	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	1,812,337	$16.2	2,318,849	$5.7
Payments and deferrals	—	—	—	—
New awards	6,449	—	29,178	—
Forfeitures and net change in assumed forfeitures	(48,363)	(0.4)	(70,899)	—
(Income) expense recognized	—	(0.6)	—	2.3
End of period	1,770,423	$15.2	2,277,128	$8.0

	Six months ended June 30,
	2010		2009
	Target OB Performance Shares outstanding	Accrued expense	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	2,224,215	$15.1	2,212,313	$4.6
Payments and deferrals (1)(2)	(682,344)	(2.3)	(137,400)	—
New awards	278,860	—	377,205	—
Forfeitures and net change in assumed forfeitures	(50,308)	(0.4)	(174,990)	(0.3)
Expense recognized	—	2.8	—	3.7
End of period	1,770,423	$15.2	2,277,128	$8.0

(1)             Performance shares earned for the 2007-2009 performance cycle were based upon a performance factor of 14.2%.

(2)             Performance shares earned for the 2007-2008 performance cycle were based upon a performance factor of 1.4%.

The following summarizes performance shares outstanding and accrued performance share expense at June 30, 2010 for each performance cycle:

	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Performance cycle:
2008—2010	1,181,973	$10.1
2009—2011	350,171	4.7
2010—2012	278,860	0.7
Sub-total	1,811,004	15.5
Assumed forfeitures	(40,581)	(0.3)
Total at June 30, 2010	1,770,423	$15.2

If 100% of the outstanding performance shares had been vested on June 30, 2010, the total additional compensation cost to be recognized would have been $13.1 million, based on current accrual factors (common share price and payout assumptions).

All performance shares earned for the 2007-2009 and 2007-2008 performance cycle were settled in cash or by deferral into certain non-qualified deferred compensation plans of the Company’s subsidiaries.

NOTE 11.  Income Taxes

OBH and its subsidiaries are domiciled in the United States.  The majority of OB Holdings’ operations are taxed in the United States.

OB Holdings’ income tax expense related to pre-tax income for the three months ended June 30, 2010 and 2009 represented effective tax rates of 1.3% and 33.8%, respectively. The effective tax rates for the six months ended June 30, 2010 and 2009 were 64.5% and 33.3%, respectively. The effective tax rate for the three months ended June 30, 2010 was lower than the U.S. statutory rate of 35% due to recognition of a deferred tax asset for a higher tax basis in the companies sold as part of the Personal Lines Transaction, partially offset by an increase in the valuation allowance for insurance reciprocals. The effective tax rate for the six months ended June 30, 2010 was higher than the U.S. statutory rate of 35% due to an increase in the valuation allowance for insurance reciprocals, partially offset by recognition of a deferred tax asset for a higher tax basis in the companies sold as part of the Personal Lines Transaction. The effective tax rate for the three and six months ended June 30, 2009 was lower than the U.S. statutory rate of 35% primarily due to the receipt of nontaxable interest and dividend income and a decrease in the valuation allowance.

In arriving at the effective tax rate for the three and six months ended June 30, 2010, OB Holdings forecasted the change in net realized and unrealized investment gains or losses for the year ending December 31, 2010 and included these gains or losses in the effective tax rate calculation pursuant to ASC 740-270. In arriving at the effective tax rate for the three and six months ended June 30, 2009, OB Holdings treated the net realized and unrealized investment gains or losses as a discrete item separate from the other components of pre-tax income. Therefore, the benefit of these net gains or losses was calculated at the statutory rate applicable to the jurisdiction in which the gains or losses were recorded. The investment assets incurring current period net realized and unrealized gains or losses for the three and six months ended June 30, 2009 were recorded in the U.S. and were taxed at the statutory rate of 35%. Net realized and unrealized investment gains or losses were treated as a discrete item due to the inability to reliably estimate this amount for the full year.

OB Holdings classifies all interest and penalties on unrecognized tax benefits as part of income tax expense. With few exceptions, OB Holdings is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2005. OBH and its subsidiaries join in the filing of a federal consolidated tax return. The consolidated parent, which is not included in these financial statements, is OneBeacon U.S. Financial Services, Inc. (“OBFS”). In October 2008, the IRS commenced examination of OBFS’ U.S. income tax returns for 2005 and 2006. On July 30, 2010, OBFS received Form 4549-A (Income Tax Discrepancy Adjustments) from the IRS relating to the examination of tax years 2005 and 2006.  The portion of the assessment that relates to OB Holdings is $22.5 million of additional tax.  The estimated total assessment, including interest, is $24.6 million.  OBFS disagrees with the adjustments proposed by the IRS and intends to vigorously defend its position.  The timing of the resolution of these issues is uncertain, however, it is reasonably possible that the resolution could occur within the next 12 months.  An estimate of the range of potential outcomes cannot be made at this time.  When ultimately settled, OB Holdings does not expect the resolution of this examination to result in a material change to its financial position.

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

At June 30, 2010 and December 31, 2009, the fair value of OBH’s Senior Notes (its fixed-rate, long-term indebtedness) was $439.9 million and $605.8 million, respectively, which compared to a carrying value of $419.5 million and $606.5 million, respectively.

In March 2004, OB Holdings issued the Atlantic Specialty Note. At December 31, 2009, the carrying value of the note of $14.0 million was considered to approximate its fair value. OB Holdings repaid the Atlantic Specialty Note in its entirety in March 2010. Refer to Note 6.

NOTE 13. Subsequent Events

The Personal Lines Transaction closed on July 1, 2010, as described in Note 2. As consideration, based on an estimated July 1, 2010 balance sheet, OB Holdings received approximately $167 million. The consideration represents the estimated amount of the statutory surplus in the reciprocals (as consideration for surplus notes issued by the reciprocals), the combined GAAP equity in the insurance companies and attorneys-in-fact being sold, plus $32.5 million. OB Holdings estimates an after-tax net gain on sale of approximately $25 million. Included in OB Holdings’ second quarter financial statements is a $5.6 million tax benefit related to the difference between the tax basis of the companies sold as part of the Personal Lines Transaction and the net asset value of those entities under GAAP. As a result, approximately $19 million of the estimated after-tax net gain on the sale will be recorded in the third quarter. The purchase price is subject to post-closing adjustments. The actual net gain on sale will be based upon the actual carrying value of the traditional personal lines business as of July 1, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains “forward-looking statements.” Statements that are not historical in nature are forward-looking statements. OB Holdings cannot promise that our expectations in such forward-looking statements will turn out to be correct. OB Holdings’ actual results could be materially different from and worse than its expectations. See “Forward-Looking Statements” on page 50 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.

Recent Developments

We recently entered into two transactions that represent significant steps in our transformation into a specialty lines insurance company. The transactions freed up significant capital, increased our financial flexibility and substantially reduced our catastrophe exposure.

Commercial lines.  On December 3, 2009, we sold the renewal rights to approximately $490 million in premiums from our non-specialty commercial lines business to The Hanover Insurance Group (The Hanover). The transaction included small commercial accounts and the non-specialty portion of the middle-market business, beginning with January 1, 2010 effective dates (the Commercial Lines Transaction). As consideration, we received $23.2 million, and will receive an additional 10% of premiums renewed in excess of $200 million for the first renewal period. We continue to manage claims from business written prior to the Commercial Lines Transaction. Through June 30, 2010, we also managed claims from business fronted by OneBeacon and reinsured to The Hanover. We continue to provide claims system access and first notice of loss service to The Hanover. The Hanover reimburses us for our expenses incurred to provide the claims administration services.

Personal lines.  On February 2, 2010, we entered into a definitive agreement to sell our traditional personal lines business (the Personal Lines Transaction) to Tower Group, Inc. (Tower). The Personal Lines Transaction includes two insurance companies through which the majority of the traditional personal lines business is written on a direct basis, two attorneys-in-fact managing the reciprocal insurance exchanges (reciprocals) that write the traditional personal lines business in New York and New Jersey, the surplus notes issued by the New York and New Jersey reciprocals and the remaining renewal rights to certain other traditional personal lines insurance policies. In addition, the Personal Lines Transaction includes the execution of reinsurance agreements with certain subsidiaries of the Company pursuant to which we will cede, on a 100% quota share basis, traditional personal lines business not directly written by companies included in the sale and will assume, on a 100% quota share basis, non-traditional personal lines business written directly by York. Net written premiums for the traditional personal lines business, which is included in the Personal Lines underwriting unit within our Insurance Operations segment, totaled approximately $420 million for the year ended December 31, 2009. OneBeacon and Tower also entered into a Transition Services Agreement (TSA), pursuant to which we will provide certain services to Tower during the three-year term of the TSA. The Personal Lines Transaction was completed on July 1, 2010. As consideration, based on an estimated July 1, 2010 balance sheet, we received approximately $167 million. We estimate an after-tax net gain on sale of approximately $25 million. Included in our second quarter financial statements is a $5.6 million tax benefit related to the difference between the tax basis of the companies sold as part of the Personal Lines Transaction and the net asset value of those entities under GAAP. As a result, approximately $19 million of the estimated after-tax net gain on the sale will be recorded in the third quarter. The purchase price is subject to post-closing adjustments. The actual net gain on sale will be based upon the actual carrying value of the traditional personal lines business as of July 1, 2010.

Results of Operations

Review of Consolidated Results

A summary of our consolidated financial results for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	($ in millions)
Net written premiums	$343.9	$497.9	$715.4	$967.3
Revenues
Earned premiums	$428.3	$490.2	$881.5	$978.0
Net investment income	25.0	36.1	53.3	57.8
Net realized and unrealized investment (losses) gains	(14.4)	127.4	28.0	121.5
Net other (expenses) revenues	(2.3)	1.1	4.2	10.5
Total revenues	436.6	654.8	967.0	1,167.8
Expenses
Loss and LAE	261.9	275.7	595.6	563.7
Policy acquisition expenses	95.2	97.0	196.6	192.9
Other underwriting expenses	58.5	84.3	132.7	157.0
General and administrative expenses	5.6	4.7	11.0	8.7
Accretion of fair value adjustment to loss and LAE reserves	—	1.3	—	2.7
Interest expense on debt	7.9	10.1	17.0	21.0
Total expenses	429.1	473.1	952.9	946.0
Pre-tax income	7.5	181.7	14.1	221.8
Income tax expense	(0.1)	(61.4)	(9.1)	(73.8)
Net income including noncontrolling interests	7.4	120.3	5.0	148.0
Less: Net income attributable to noncontrolling interests	(0.5)	(0.7)	(0.8)	(1.2)
Net income attributable to OB Holdings’ common shareholder	6.9	119.6	4.2	146.8
Change in other comprehensive income and loss items	—	6.2	0.2	7.3
Comprehensive net income attributable to OB Holdings’ common shareholder	$6.9	$125.8	$4.4	$154.1

Consolidated Results—Three months ended June 30, 2010 versus three months ended June 30, 2009

Our comprehensive net income attributable to OB Holdings’ common shareholder was $6.9 million in the three months ended June 30, 2010, compared to $125.8 million in the three months ended June 30, 2009. Change in other comprehensive income and loss items in the three months ended June 30, 2009 included a $7.4 million pre-tax ($4.8 million after tax) increase resulting from the settlement of our interest rate swap relating to the mortgage note. Net income attributable to OB Holdings’ common shareholder was $6.9 million in the three months ended June 30, 2010, compared to $119.6 million in the three months ended June 30, 2009.

Our total revenues decreased by 33.3% to $436.6 million in the three months ended June 30, 2010, compared to $654.8 million in the three months ended June 30, 2009. The decrease was mainly due to a $141.8 million decrease in net realized and unrealized investment (losses) gains to $(14.4) million, compared to $127.4 million in the three months ended June 30, 2009. Earned premiums decreased by 12.6% to $428.3 million primarily due to decreased earned premiums in personal lines and our non-specialty commercial lines which is included in run-off. Net investment income decreased by 30.7% to $25.0 million in the three months ended June 30, 2010, primarily due to increased investment in short-term investments in preparation for the Personal Lines Transaction. The three months ended June 30, 2010 also included a $1.2 million inflation adjustment related to our inflation indexed treasury securities as compared to a $2.6 million inflation adjustment related to these securities for the three months ended June 30, 2009. Net other (expenses) revenues decreased to $(2.3) million in the three months ended June 30, 2010, compared to $1.1 million in the three months ended June 30, 2009. The decrease was primarily due to a $10.3 million loss related to the purchase of a portion of our senior notes in the three months ended June 30, 2010. During the three months ended June 30, 2010, we repurchased and retired $174.6 million aggregate principal amount of senior notes, including $156.4 million as a result of a cash tender offer. The three months ended June 30, 2009 included a $7.4 million realized loss related to the settlement of the interest rate swap, offset by revenue from our non-insurance operations and a $1.9 million gain related to the purchase of a portion of our senior notes.

Our total expenses decreased by 9.3% in the three months ended June 30, 2010 to $429.1 million, compared to $473.1 million in the three months ended June 30, 2009. Other underwriting expenses decreased by 30.6% to $58.5 million in the three months ended June 30, 2010, reflective of the shrink in our book of business resulting from the Commercial Lines Transaction. Loss and LAE decreased by 5.0% to $261.9 million in the three months ended June 30, 2010, reflecting the change in our book of business resulting from the Commercial Lines Transaction, partially offset by higher current accident year catastrophe losses. Current accident year catastrophe losses were $9.8 million in the three months ended June 30, 2010, compared to $3.4 million in the three months ended June 30, 2009. General and administrative expenses increased by 19.1% to $5.6 million. Interest expense decreased by 21.8% to $7.9 million in the three months ended June 30, 2010, reflective of actions taken to reduce outstanding debt. Policy acquisition expenses were essentially flat as compared to the prior year period as previously deferred acquisition costs are amortized and expensed.

Our income tax expense related to pre-tax income for the three months ended June 30, 2010 and 2009 represented effective tax rates of 1.3% and 33.8%, respectively. The effective tax rate for the three months ended June 30, 2010 was lower than the U.S. statutory rate of 35% due to recognition of a deferred tax asset for a higher tax basis in the companies sold as part of the Personal Lines Transaction, partially offset by an increase in the valuation allowance for insurance reciprocals. In arriving at the effective tax rate for the three months ended June 30, 2010, we forecasted the change in net realized and unrealized investment gains or losses for the year ending December 31, 2010 and included these gains or losses in the effective tax rate calculation pursuant to ASC 740-270. The effective tax rate for the three months ended June 30, 2009 was lower than the U.S. statutory rate of 35% due to the receipt of nontaxable interest and dividend income and a decrease in the valuation allowance. In arriving at the effective tax rate for the three months ended June 30, 2009, we treated net realized and unrealized investment gains as a discrete item separate from the other components of pre-tax income. Therefore, the benefit of these net gains or losses was calculated at the statutory rate applicable to the jurisdiction in which the gains or losses were recorded. The investment assets incurring current period realized and unrealized net gains or losses for the three months ended June 30, 2009 were recorded in the U.S. and were taxed at the statutory rate of 35%. Net realized and unrealized investment gains or losses were treated as a discrete item due to the inability to reliably estimate this amount for the full year.

Our GAAP combined ratio for the three months ended June 30, 2010 increased to 97.0% from 93.2% for the three months ended June 30, 2009. The loss and LAE ratio increased by 4.9 points to 61.1% while the expense ratio decreased by 1.1 points to 35.9%. The increase in the loss and LAE ratio was primarily due to an increase in current accident year catastrophe and non-catastrophe losses. The three months ended June 30, 2010 included $9.8 million or 2.3 points of current accident year catastrophe losses, as compared to $3.4 million or 0.7 points of current accident year catastrophe losses in the three months ended June 30, 2009. We also experienced a number of non-catastrophe large losses including large losses experienced in our property and inland marine business within specialty lines. The three months ended June 30, 2010 included $18.3 million or 4.3 points of favorable loss reserve development, as compared to $17.8 million or 3.6 points of favorable loss reserve development in the three months ended June 30, 2009. The favorable loss reserve development was primarily related to lower than expected severity on non-catastrophe losses related to professional liability lines, commercial package business and other general liability lines. The favorable development also included a one-time $6.5 million release of commercial and personal auto reserves associated with participation in an involuntary auto pool. The expense ratio decreased primarily due to lower other underwriting expenses, including a decrease in incentive compensation costs.

Consolidated Results—Six months ended June 30, 2010 versus six months ended June 30, 2009

Our comprehensive net income attributable to OB Holdings’ common shareholder was $4.4 million in the six months ended June 30, 2010, compared to $154.1 million in the six months ended June 30, 2009. Change in other comprehensive income and loss items in the six months ended June 30, 2009 included a $7.4 million pre-tax ($4.8 million after tax) increase resulting from the settlement of our interest rate swap relating to the mortgage note. Net income attributable to OB Holdings’ common shareholder was $4.2 million in the six months ended June 30, 2010, compared to $146.8 million in the six months ended June 30, 2009.

Our total revenues decreased by 17.2% to $967.0 million in the six months ended June 30, 2010, compared to $1,167.8 million in the six months ended June 30, 2009. The decrease was mainly due to a 9.9% decrease in earned premiums primarily due to decreased earned premiums in our personal lines and our non-specialty commercial lines which is included in run-off. Net realized and unrealized investment gains decreased by $93.5 million to $28.0 million, compared to $121.5 million in the six months ended June 30, 2009. Net investment income decreased by 7.8% to $53.3 million in the six months ended June 30, 2010, primarily due to increased investment in short-term investments in preparation for the Personal Lines Transaction, partially offset by a $1.7 million inflation adjustment related to our inflation indexed treasury securities as compared to a $(4.6) million inflation adjustment related to these securities for the six months ended June 30, 2009. Net other revenues decreased by 60.0% to $4.2 million in the six months ended June 30, 2010, compared to $10.5 million in the six months ended June 30, 2009. The decrease was primarily due to a $10.8 million loss related to the purchase of a portion of our senior notes. The six months ended June 30, 2009 included a $4.4 million gain related to the purchase of a portion of our senior notes, offset by a $7.4 million realized loss related to the settlement of the interest rate swap.

Our total expenses increased by 0.7% in the six months ended June 30, 2010 to $952.9 million, compared to $946.0 million in the six months ended June 30, 2009. Loss and LAE increased by 5.7% to $595.6 million in the six months ended June 30, 2010, primarily due to higher current accident year catastrophe losses. Current accident year catastrophe losses were $54.1 million in the six months ended June 30, 2010, compared to $6.1 million in the six months ended June 30, 2009. Policy acquisition expenses increased by 1.9% to $196.6 million in the six months ended June 30, 2010, mainly due to the amortization of previously deferred acquisition costs within the non-specialty commercial lines business as a result of the Commercial Lines Transaction. Additionally, there were also changes in the overall mix of business and the mix of products offered within the businesses, partially offset by changes in the deferral rate of policy acquisition expenses to better align with the individual products within the respective businesses. General and administrative expenses increased by 26.4% to $11.0 million. These increases were partially offset by a 15.5% decrease in other underwriting expenses and a 19.0% decrease in interest expense in the six months ended June 30, 2010.

Our income tax expense related to pre-tax income for the six months ended June 30, 2010 and 2009 represented effective tax rates of 64.5% and 33.3%, respectively. The effective tax rate for the six months ended June 30, 2010 was higher than the U.S. statutory rate of 35% due to an increase in the valuation allowance for insurance reciprocals, partially offset by recognition of a deferred tax asset for a higher tax basis in the companies sold as part of the Personal Lines Transaction. In arriving at the effective tax rate for the six months ended June 30, 2010, we forecasted the change in net realized and unrealized investment gains or losses for the year ending December 31, 2010 and included these gains or losses in the effective tax rate calculation pursuant to ASC 740-270. The effective tax rate for the six months ended June 30, 2009 was lower than the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States. In arriving at the effective tax rate for the six months ended June 30, 2009, we treated net realized and unrealized investment gains or losses as a discrete item separate from the other components of pre-tax income. Therefore, the expense of these net gains or losses was calculated at the statutory rate applicable to the jurisdiction in which the gains or losses were recorded. The investment assets incurring current period realized and unrealized net gains or losses for the six months ended June 30, 2009 were recorded in the U.S. and were taxed at the statutory rate of 35%. Net realized and unrealized investment gains or losses were treated as a discrete item due to the inability to reliably estimate this amount for the full year.

Our GAAP combined ratio for the six months ended June 30, 2010 increased to 104.9% from 93.4% for the six months ended June 30, 2009. The loss and LAE ratio increased by 10.0 points to 67.6% while the expense ratio increased by 1.5 points to 37.3%. As described above, the increase in the loss and LAE ratio was primarily due to an increase in current accident year catastrophe and non-catastrophe losses. The six months ended June 30, 2010 included $54.1 million or 6.1 points of current accident year catastrophe losses, as compared to $6.1 million or 0.6 points of current accident year catastrophe losses in the six months ended June 30, 2009. We also experienced a number of non-catastrophe large losses in our property and inland marine business with specialty lines and in our non-specialty commercial lines business in run-off. The six months ended June 30, 2010 included $24.3 million or 2.7 points of favorable loss reserve development, as compared to $32.6 million or 3.4 points of favorable loss reserve development in the six months ended June 30, 2009. The favorable loss reserve development was primarily related to lower than expected severity on non-catastrophe losses related to professional liability lines, commercial package business and other general liability lines. The favorable development also included a one-time $6.5 million release of commercial and personal auto reserves associated with participation in an involuntary auto pool. The expense ratio increased primarily due to higher policy acquisition expenses, as described above, partially offset by a decrease in other underwriting expenses.

Summary of Operations By Segment

Our segments consist of the following: (1) Insurance Operations; and (2) Other Operations. Specialty lines includes OneBeacon Professional Insurance (OBPI), International Marine Underwriters (IMU), Entertainment Brokers International Insurance Services (EBI), Specialty Accident and Health (A&H), OneBeacon Government Risks (OBGR), OneBeacon Energy, A.W.G. Dewar, Collector Cars and Boats and, Technology, Financial Services, OneBeacon Specialty Property (OBSP) and Property and Inland Marine (PIM) which were formerly reported in commercial lines. Personal lines includes our traditional personal lines and AutoOne. Run-off includes non-specialty commercial lines business subject to the Commercial Lines Transaction and other run-off business. The prior period has been reclassified to conform to the current presentation.

Our investments are managed by our affiliate, White Mountains Advisors LLC, and by Prospector Partners, LLC. A discussion of our consolidated investment operations is included after the discussion of operations by segment. Our segment information is presented in Note 7 — “Segment Information” of the accompanying consolidated financial statements.

Insurance Operations

Financial results for our Insurance Operations segment for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	($ in millions)
Net written premiums	$343.9	$497.9	$715.4	$967.3

Earned premiums	$428.3	$490.2	$881.5	$978.0
Net investment income	25.6	36.3	54.6	57.9
Net realized and unrealized investment (losses) gains	(13.8)	127.3	29.6	121.4
Net other revenues (expenses)	8.4	(0.3)	15.8	7.0
Total revenues	448.5	653.5	981.5	1,164.3
Loss and LAE	261.9	275.7	595.6	563.7
Policy acquisition expenses	95.2	97.0	196.6	192.9
Other underwriting expenses	58.5	84.3	132.7	157.0
General and administrative expenses	4.7	4.6	9.4	8.6
Interest expense on debt	—	0.4	0.1	1.2
Total expenses	420.3	462.0	934.4	923.4
Pre-tax income	$28.2	$191.5	$47.1	$240.9

The following tables provide ratios, net written premiums and earned premiums by underwriting unit for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30, 2010
	Specialty(1)	Personal	Run-off(2)	Total
	($ in millions)
GAAP Ratios: (3)(4)(5)
Loss and LAE	59.5%	66.9%	56.7%	61.1%
Expense	37.2	30.2	41.0	35.9
Combined	96.7%	97.1%	97.7%	97.0%
Net written premiums	$237.8	$113.5	$(7.4)	$343.9
Earned premiums	241.2	118.4	68.7	428.3

	Three months ended June 30, 2009
	Specialty(1)	Personal	Run-off(2)	Total
	($ in millions)
GAAP Ratios: (3)(4)(5)
Loss and LAE	45.6%	66.6%	63.7%	56.2%
Expense	38.9	32.5	38.8	37.0
Combined	84.5%	99.1%	102.5%	93.2%
Net written premiums	$233.6	$137.9	$126.4	$497.9
Earned premiums	224.3	146.1	119.8	490.2

	Six months ended June 30, 2010
	Specialty(1)	Personal	Run-off(2)	Total
	($ in millions)
GAAP Ratios: (3)(4)(5)
Loss and LAE	58.5%	76.2%	81.2%	67.6%
Expense	38.4	32.8	41.1	37.3
Combined	96.9%	109.0%	122.3%	104.9%
Net written premiums	$498.1	$225.0	$(7.7)	$715.4
Earned premiums	477.1	241.2	163.2	881.5

	Six months ended June 30, 2009
	Specialty(1)	Personal	Run-off(2)	Total
	($ in millions)
GAAP Ratios: (3)(4)(5)
Loss and LAE	39.0%	78.0%	66.2%	57.6%
Expense	38.7	30.2	37.5	35.8
Combined	77.7%	108.2%	103.7%	93.4%
Net written premiums	$463.1	$269.6	$234.6	$967.3
Earned premiums	440.0	296.3	241.7	978.0

(1)	Specialty lines includes Technology, Financial Services, OBSP and PIM which were formerly reported in commercial lines. The prior periods have been reclassified to conform to the current presentation.

(2)

Run-off includes non-specialty commercial lines business subject to the renewal rights agreement with The Hanover and other run-off business. The prior periods have been reclassified to conform to the current presentation.

(3)

Includes our long-term incentive compensation expense. For the three months ended June 30, 2010 and 2009, long-term incentive compensation expense increased our combined ratio by 0.9 points and 2.5 points, respectively. For the six months ended June 30, 2010 and 2009, long-term incentive compensation expense increased our combined ratio by 1.8 points and 1.5 points, respectively.

(4)

Includes loss and LAE relating to catastrophes. For the three months ended June 30, 2010 and 2009, total calendar year incurred loss and LAE relating to catastrophes increased our loss and LAE and combined ratios by 2.3 points and 0.6 points, respectively, including development on prior accident year catastrophes which decreased our loss and LAE and combined ratios by 0 and 0.1 points, respectively. For the six months ended June 30, 2010 and 2009, total calendar year incurred loss and LAE relating to catastrophes increased our loss and LAE and combined ratios by 6.1 points and 0.3 points, respectively, including development on prior accident year catastrophes which decreased our loss and LAE and combined ratios by 0 and 0.3 points, respectively.

(5)

Prior accident year development, including development on catastrophes, for the three months ended June 30, 2010 and 2009 decreased our loss and LAE and combined ratios by 4.3 points and 3.6 points, respectively. Prior accident year development, including development on catastrophes, for the six months ended June 30, 2010 and 2009 decreased our loss and LAE and combined ratios by 2.7 points and 3.4 points, respectively.

Insurance Operations— Three months ended June 30, 2010 versus three months ended June 30, 2009

Overview.  We reported a GAAP combined ratio of 97.0% for the three months ended June 30, 2010, compared to 93.2% for the three months ended June 30, 2009. The increase in our combined ratio was primarily due to higher current accident year catastrophe and non-catastrophe losses, partially offset by slightly higher favorable loss reserve development and lower expenses in the three months ended June 30, 2010.

Specialty lines. Net written premiums for specialty lines increased by 1.8% to $237.8 million in the three months ended June 30, 2010 from $233.6 million in the three months ended June 30, 2009. The slight increase as compared to the prior year period was due to increases in net written premiums from multiple businesses, including EBI ($4.7 million), OneBeacon Energy ($2.6 million), collector cars and boats ($2.5 million), OBGR ($2.0 million) and A&H ($1.6 million), partially offset by decreases in net written premiums at PIM ($3.7 million), OBPI ($2.9 million) and OBSP ($2.8 million), reflecting competition in the market.

The specialty lines combined ratio for the three months ended June 30, 2010 increased to 96.7% from 84.5% for the three months ended June 30, 2009. The loss and LAE ratio increased by 13.9 points to 59.5% while the expense ratio decreased by 1.7 points to 37.2%. The increase in the loss and LAE ratio was partially due to a 9.7 point increase in current accident year non-catastrophe and catastrophe losses in the three months ended June 30, 2010, compared with the three months ended June 30, 2009. The three months ended June 30, 2010 included the impact of large losses at PIM and EBI, as well as catastrophe losses primarily related to severe wind and rainstorms in a number of states. The three months ended June 30, 2010 included 4.2 points of current accident year catastrophe losses, primarily related to losses experienced in PIM, compared to 1.1 points in the prior year period. Further, the three months ended June 30, 2010 included 3.2 points of favorable loss reserve development primarily related to professional liability, compared to 7.4 points in the prior year period. The decrease in the expense ratio was due to a decrease in other underwriting expenses, partially offset by an increase in policy acquisition expenses.

Personal lines. Net written premiums for personal lines decreased by 17.7% to $113.5 million in the three months ended June 30, 2010 from $137.9 million in the three months ended June 30, 2009. In traditional personal lines, net written premiums decreased by 17.9% to $95.0 million, primarily due to declines in new business and lower retention levels, as compared to the three months ended June 30, 2009. Further, net written premiums at AutoOne decreased by 16.7% to $18.4 million primarily due to actions taken to reduce our exposure in the voluntary private passenger automobile market.

The personal lines combined ratio for the three months ended June 30, 2010 decreased to 97.1% from 99.1% for the three months ended June 30, 2009. The loss and LAE ratio increased by 0.3 points to 66.9%, while the expense ratio decreased by 2.3 points to 30.2%. The decrease in the expense ratio was primarily due to lower other underwriting expenses as well as slightly lower policy acquisition expenses. The increase in the loss and LAE ratio was mainly due to a 5.9 point increase in current accident year catastrophe and non-catastrophe losses, which included a 4.8 point increase in current accident year non-catastrophe losses primarily driven by results in the automobile line, as compared with the prior year period. The increase was essentially offset by 1.5 points of favorable loss reserve development in the three months ended June 30, 2010, compared with 4.1 points of adverse loss reserve development in the three months ended June 30, 2009, related to AutoOne and traditional personal lines.

As described above, on February 2, 2010, we announced that we had entered into a definitive agreement to sell our traditional personal lines business to Tower. The transaction was completed on July 1, 2010 and will be included in our third quarter results.

Run-off.  Net written premiums for run-off decreased by 105.9% to $(7.4) million in the three months ended June 30, 2010, compared with $126.4 million in the three months ended June 30, 2009. Net written premiums from non-specialty commercial businesses were $(7.8) million in the three months ended June 30, 2010, compared with $126.3 million in the three months ended June 30, 2009. The decrease was due to the Commercial Lines Transaction, as described above. Net written premiums from legacy run-off business were $0.4 million in the three months ended June 30, 2010, compared with $0.1 million in the three months ended June 30, 2009.

The run-off combined ratio for the three months ended June 30, 2010 decreased to 97.7% from 102.5% for the three months ended June 30, 2009. The loss and LAE ratio decreased by 7.0 points to 56.7%, while the expense ratio increased by 2.2 points to 41.0%. The decrease in the loss and LAE ratio was primarily due to 13.1 points of favorable loss reserve development, mainly due to lower than expected severity in commercial package business, compared with 5.9 points of favorable loss reserve development related to lower than expected severity in package business and commercial multi-peril in the three months ended June 30, 2009. This was offset by a 0.2 point increase in current accident year non-catastrophe and catastrophe losses. Current accident year non-catastrophe losses were 3.2 points higher than the prior year period due to higher-than-average levels of large losses in our non-specialty commercial business, while current accident year catastrophe losses were 3.0 points lower. The increase in the expense ratio was primarily due to a net increase in policy acquisition expenses and other underwriting expenses as expenses have not decreased proportionately with the reduction in earned premiums as a result of the Commercial Lines Transaction.

Results from run-off include underwriting losses from legacy run-off operations, including national accounts, certain specialty programs and regional agency business transferred to Liberty Mutual Insurance Group. Legacy run-off business generated an underwriting loss of $0.6 million in the three months ended June 30, 2010, compared to an underwriting loss of $2.3 million in the three months ended June 30, 2009. The change was primarily due to decreased expenses in the three months ended June 30, 2010 as compared with the prior year period. The three months ended June 30, 2010 also included $0.9 million of loss and LAE, compared with $2.1 million of loss and LAE in the three months ended June 30, 2009.

Insurance Operations— Six months ended June 30, 2010 versus six months ended June 30, 2009

Overview.  We reported a GAAP combined ratio of 104.9% for the six months ended June 30, 2010, compared to 93.4% for the six months ended June 30, 2009. The increase in our combined ratio was primarily due to higher current accident year catastrophe and non-catastrophe losses and higher policy acquisition expenses, partially offset by decreased other underwriting expenses in the six months ended June 30, 2010.

Specialty lines. Net written premiums for specialty lines increased by 7.6% to $498.1 million in the six months ended June 30, 2010 from $463.1 million in the six months ended June 30, 2009. The increase was due to solid retention levels for many of the businesses. The increase reflects a $26.1 million increase in net written premiums compared to the prior year period from OBPI. The increase compared to the prior year period was also due to a $5.8 million increase in net written premiums from EBI, a $5.6 million increase in net written premiums from A&H, a $4.1 million increase in net written premiums from OBGR and a $4.0 million increase in net written premiums from our collector cars and boats business, partially offset by a $7.9 million decrease in net written premiums from OBSP and a $2.8 million decrease in net written premiums from IMU.

The specialty lines combined ratio for the six months ended June 30, 2010 increased to 96.9% from 77.7% for the six months ended June 30, 2009. The loss and LAE ratio decreased by 19.5 points to 58.5% while the expense ratio decreased by 0.3 points to 38.4%. The increase in the loss and LAE ratio was partially due to a 10.5 point increase in current accident year non-catastrophe and catastrophe losses in the six months ended June 30, 2010, compared with the six months ended June 30, 2009. The six months ended June 30, 2010 included 4.3 points of catastrophe losses, primarily related to severe wind and rainstorms in the northeastern U.S. experienced in the first quarter and elsewhere in the U.S. in the second quarter. The six months ended June 30, 2010 also included the impact of a number of large losses experienced at PIM, IMU and EBI. Further, the six months ended June 30, 2010 included 2.4 points of favorable loss reserve development primarily related to professional liability, compared to 11.4 points of favorable loss reserve development related to professional liability in the prior year period.

Personal lines. Net written premiums for personal lines decreased by 16.5% to $225.0 million in the six months ended June 30, 2010 from $269.6 million in the six months ended June 30, 2009. In traditional personal lines, net written premiums decreased by 15.2% to $183.7 million, primarily due to declines in new business and lower retention levels, as compared to the six months ended June 30, 2009. Further, net written premiums at AutoOne decreased by 21.8% to $41.3 million primarily due to actions taken to reduce our exposure in the voluntary private passenger automobile market.

The personal lines combined ratio for the six months ended June 30, 2010 increased to 109.0% from 108.2% for the six months ended June 30, 2009. The loss and LAE ratio decreased by 1.8 points to 76.2%, while the expense ratio increased by 2.6 points to 32.8%. The increase in the expense ratio was primarily due to higher policy acquisition expenses as well as increased other underwriting expenses as expenses have not decreased proportionately with the reduction in earned premiums. The decrease in the loss and LAE ratio was mainly due to 0.6 points of favorable loss reserve development in the six months ended June 30, 2010, compared with 11.6 points of adverse loss reserve development in the six months ended June 30, 2009, related to AutoOne and traditional personal lines. The decrease was partially offset by 5.7 points of current accident year catastrophe losses in the six months ended June 30, 2010, primarily related to severe wind and rainstorms in the northeastern U.S., compared to 0 points of catastrophe losses in the prior period, as well as a 4.7 point increase in current accident year non-catastrophe losses primarily driven by results in the automobile line, as compared with the prior year period.

Run-off.  Net written premiums for run-off decreased by 103.3% to $(7.7) million in the six months ended June 30, 2010, compared with $234.6 million in the six months ended June 30, 2009. Net written premiums from non-specialty commercial businesses were $(8.2) million in the six months ended June 30, 2010, compared with $234.4 million in the six months ended June 30, 2009. The decrease was due to the Commercial Lines Transaction, as described above. Net written premiums from legacy run-off business were $0.5 million in the six months ended June 30, 2010, compared with $0.2 million in the six months ended June 30, 2009.

The run-off combined ratio for the six months ended June 30, 2010 increased to 122.3% from 103.7% for the six months ended June 30, 2009. The loss and LAE ratio increased by 15.0 points to 81.2%, while the expense ratio increased by 3.6 points to 41.1%. The increase in the loss and LAE ratio was primarily due to an increase in current accident year non-catastrophe and catastrophe losses. The six months ended June 30, 2010 included 12.2 points of current accident year catastrophe losses primarily related to severe wind and rainstorms in the northeastern U.S. experienced in the first quarter, compared with 1.0 point of current accident year catastrophe losses in the six months ended June 30, 2009. In addition, current accident year non-catastrophe losses were 3.9 points higher than the prior year period due to higher-than-average levels of large losses in our non-specialty commercial business. The increase in the expense ratio was primarily due to net increase in policy acquisition expenses and other underwriting expenses as expenses have not decreased proportionately with the reduction in earned premiums as a result of the Commercial Lines Transaction.

Results from run-off include underwriting losses from legacy run-off operations, including national accounts, certain specialty programs and regional agency business transferred to Liberty Mutual Insurance Group. Legacy run-off business generated an underwriting loss of $1.9 million in the six months ended June 30, 2010, compared to an underwriting loss of $2.1 million in the six months ended June 30, 2009. The change was primarily due to slightly higher expenses in the six months ended June 30, 2010 as compared with the prior year period. The six months ended June 30, 2010 also included $2.5 million of loss and LAE, compared with $3.5 million of loss and LAE in the six months ended June 30, 2009.

Other Operations

Our Other Operations segment consists of our holding company, OneBeacon U.S. Holdings, Inc. (OBH), which primarily consists of financing activities, purchase accounting adjustments relating to our acquisition of OneBeacon Insurance Group LLC (together with its subsidiaries, OneBeacon) in 2001 (the OneBeacon Acquisition) and other assets and liabilities, and general and administrative expenses incurred at the holding company level.

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

A summary of results from our Other Operations segment for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	($ in millions)
Net investment expense	$(0.6)	$(0.2)	$(1.3)	$(0.1)
Net realized and unrealized investment (losses) gains	(0.6)	0.1	(1.6)	0.1
Net other (expenses) revenues	(10.7)	1.4	(11.6)	3.5
Total revenues	(11.9)	1.3	(14.5)	3.5
General and administrative expenses	0.9	0.1	1.6	0.1
Accretion of fair value adjustment to loss and LAE reserves	—	1.3	—	2.7
Interest expense on debt	7.9	9.7	16.9	19.8
Total expenses	8.8	11.1	18.5	22.6
Pre-tax loss	$(20.7)	$(9.8)	$(33.0)	$(19.1)

Other Operations Results—Three months ended June 30, 2010 versus three months ended June 30, 2009

Our Other Operations segment reported a pre-tax loss of $20.7 million in the three months ended June 30, 2010, compared to a pre-tax loss of $9.8 million for the three months ended June 30, 2010. The increase in loss was primarily related to a decrease in net other (expenses) revenues mainly due to a $10.3 million loss related to the purchase of a portion of our senior notes, compared with a $1.9 million gain related to OneBeacon Insurance Company’s (OBIC) purchase of a portion of our senior notes in the prior year period. Net investment expense decreased to $0.6 million in the three months ended June 30, 2010, compared to $0.2 million in the prior year period. The increase in general and administrative expenses was offset by decreases in interest expense and accretion of the fair value adjustment to loss and LAE reserves.

Other Operations Results—Six months ended June 30, 2010 versus six months ended June 30, 2009

Our Other Operations segment reported a pre-tax loss of $33.0 million in the six months ended June 30, 2010, compared to a pre-tax loss of $19.1 million for the six months ended June 30, 2009. The increase in loss was primarily related to a decrease in net other (expenses) revenues mainly due to a $10.8 million loss related to the purchase of a portion of our senior notes, compared with a $4.4 million gain related to the purchase of a portion of our senior notes in the prior year period. Net investment expense decreased to $1.3 million in the six months ended June 30, 2010, compared to $0.1 million in the prior year period. The increase in general and administrative expenses was offset by decreases in interest expense and accretion of the fair value adjustment to loss and LAE reserves.

Summary of Investment Results

Investment Philosophy

Our long-term investment philosophy has historically been to maximize our after tax total risk-adjusted return. Under this approach, each dollar of after tax investment income and realized and unrealized gains and losses is valued equally.

Our investment portfolio mix as of June 30, 2010 consisted in large part of high quality, fixed maturity investments and short-term investments, as well as a smaller allocation to equity investments which are comprised of common stock, convertible bonds and other investments such as hedge funds and private equity funds. Our management believes that prudent levels of investments in common equity securities, convertible bonds and other investments within our investment portfolio are likely to enhance long-term after tax total returns without significantly increasing the risk profile of the portfolio.

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

Investment Returns

A summary of our consolidated pre-tax investment results for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	($ in millions)
Net investment income	$25.0	$36.1	$53.3	$57.8
Net realized investment gains (losses)	12.8	(8.6)	39.2	(64.9)
Change in net unrealized investment gains and losses	(27.2)	136.0	(11.2)	186.4
Total GAAP pre-tax investment results	$10.6	$163.5	$81.3	$179.3

Gross investment returns versus typical benchmarks for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three months ended June 30, (1)		Six months ended June 30, (1)
	2010	2009	2010	2009
Fixed maturity investments	1.2%	5.2%	3.2%	7.3%
Short-term investments	0.0	0.2	(0.1)	0.4
Total fixed income	0.9	4.3	2.4	5.8
Barclays U.S. Intermediate Aggregate Index	2.9	1.7	4.8	2.6
Common stock	(3.9)	10.9	(0.5)	(14.5)
Convertible bonds	(1.8)	5.5	3.2	5.5
Total common stock and convertible bonds	(3.1)	6.9	1.0	(2.4)
Other investments	(1.6)	4.1	0.9	5.9
Total common stock, convertible bonds and other investments	(2.6)	5.8	1.0	0.4
S&P 500 Index (total return)	(11.4)	15.9	(6.7)	3.2
Total consolidated portfolio	0.3%	4.5%	2.2%	4.9%

(1)          Gross investment income returns exclude investment expenses of $2.4 million and $2.9 million, respectively, for the three months ended June 30, 2010 and 2009, and $4.6 million and $5.8 million, respectively, for the six months ended June 30, 2010 and 2009.

Investment Returns—Three months ended June 30, 2010 versus three months ended June 30, 2009

Overview

Our total pre-tax investment results were $10.6 million, a return of 0.3% for the three months ended June 30, 2010, compared to $163.5 million, a return of 4.5% for the three months ended June 30, 2009. Net investment income in the three months ended June 30, 2010 was $25.0 million, a decrease of $11.1 million, compared to $36.1 million in the three months ended June 30, 2009 due to an increased allocation to short-term investments in preparation for the Personal Lines Transaction. Net realized investment gains (losses) were $12.8 million in the three months ended June 30, 2010, an increase of $21.4 million compared to $(8.6) million in the three months ended June 30, 2009. The increase was mainly due to $10.3 million of realized losses on the sales of other investments resulting from the reduction in the size of the equity portfolio in the three months ended June 30, 2009. The change in net unrealized investment gains and losses was a decrease of $27.2 million in the three months ended June 30, 2010, compared to an increase of $136.0 million in the three months ended June 30, 2009.

Fixed income

Our fixed income portfolio, which includes fixed maturity and short-term investments, returned 0.9% for the three months ended June 30, 2010, compared to 4.3% for the three months ended June 30, 2009. We recorded $5.6 million in net realized gains in the three months ended June 30, 2010. During the three months ended June 30, 2010 and 2009, we maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 2 and 3 years, respectively, which performed consistently with its characteristics and slightly below the Barclays U.S. Intermediate Aggregate Index benchmark for the three months ended June 30, 2010 and above for the three months ended June 30, 2009.

Common stock, convertible bonds and other investments

Our total common stock, convertible bond and other investments portfolio returned (2.6)% for the three months ended June 30, 2010, compared to 5.8% for the three months ended June 30, 2009. Our total common stock and convertible bond portfolio returned (3.1)% and 6.9% for the three months ended June 30, 2010 and 2009, respectively, or 8.3 points better and 9.0 points worse, respectively, than the Standard & Poor’s 500 Index (S&P 500) benchmark.  We recorded $7.7 million in net realized gains in the three months ended June 30, 2010. Our other investment portfolio returned (1.6)% for the three months ended June 30, 2010, compared to 4.1% for the three months ended June 30, 2009.

Investment Returns—Six months ended June 30, 2010 versus six months ended June 30, 2009

Overview

Our total pre-tax investment results were $81.3 million, a return of 2.2% for the six months ended June 30, 2010, compared to $179.3 million, a return of 4.9% for the six months ended June 30, 2009. Net investment income in the six months ended June 30, 2010 was $53.3 million, a decrease of $4.5 million, compared to $57.8 million in the six months ended June 30, 2009. The decrease was principally due to an increased allocation to lower yielding short-term investments in preparation of the close of the Personal Lines Transaction.  The decrease was partially offset by a $1.7 million inflation adjustment related to our inflation indexed treasury securities for the six months ended June 30, 2010 as compared to a $(4.6) million inflation adjustment related to these securities for the six months ended June 30, 2009. Net realized investment gains (losses) were $39.2 million in the six months ended June 30, 2010, an increase of $104.1 million compared to $(64.9) million in the six months ended June 30, 2009. The increase was mainly due to $30.0 million of realized gains on the sales of fixed maturity securities in the six months ended June 30, 2010 in preparation for the close of the Personal Lines Transaction and $41.3 million of realized losses on the sales of equity investments resulting from the reduction in the size of the equity portfolio in the six months ended June 30, 2009. The change in net unrealized investment gains and losses was a decrease of $11.2 million in the six months ended June 30, 2010, compared to an increase of $186.4 million in the six months ended June 30, 2009.

Fixed income

Our fixed income portfolio, which includes fixed maturity and short-term investments, returned 2.4% for the six months ended June 30, 2010, compared to 5.8% for the six months ended June 30, 2009. We recorded $30.0 million in net realized gains in the six months ended June 30, 2010, mainly due to sales of fixed maturity investments in preparation of the close of the Personal Lines Transaction. During the six months ended June 30, 2010 and 2009, we maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 2 and 3 years, respectively, which performed consistently with its characteristics and slightly below the Barclays U.S. Intermediate Aggregate Index benchmark for the six months ended June 30, 2010 and above for the six months ended June 30, 2009.

Common stock, convertible bonds and other investments

Our total common stock, convertible bond and other investments portfolio returned 1.0% for the six months ended June 30, 2010, compared to 0.4% for the six months ended June 30, 2009. Our total common stock and convertible bond portfolio returned 1.0% and (2.4)% for the six months ended June 30, 2010 and 2009, respectively, or 7.7 points better and 5.6 points worse, respectively, than the S&P 500 benchmark.  We recorded $12.1 million in net realized gains in the six months ended June 30, 2010. Our other investment portfolio returned 0.9% for the six months ended June 30, 2010, compared to 5.9% for the six months ended June 30, 2009.

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

Other investments, which are primarily comprised of hedge funds and private equity funds for which the fair value option has been elected, are carried at fair value based upon our proportionate interest in the underlying fund’s net asset value, which is deemed to approximate fair value. The fair value of our investments in hedge funds and private equity funds has been estimated using net asset value because it reflects the fair value of the funds’ underlying investments in accordance with ASC 820. We employ a number of procedures to assess the reasonableness of the fair value measurements, including obtaining and reviewing each fund’s audited financial statements and discussing each fund’s pricing with the fund’s manager. However, since the fund managers do not provide sufficient information to independently evaluate the pricing inputs and methods for each underlying investment, the inputs are considered to be unobservable. Accordingly, the fair values of our investment in hedge funds and private equity funds have been classified as Level 3 under the fair value hierarchy. Other investments also includes an investment in a community reinvestment vehicle which is accounted for at fair value and a tax advantaged federal affordable housing development fund which we account for under the equity method.

In circumstances where the underlying investments are publicly traded, such as the investments made by hedge funds, the fair value of the underlying investments is determined using current market prices. In circumstances where the underlying investments are not publicly traded, such as the investments made by private equity funds, the private equity fund managers have considered the need for a liquidity discount on each of the underlying investments when determining the fund’s net asset value in accordance with ASC 820. In circumstances where our portion of a fund’s net asset value is deemed to differ from fair value due to illiquidity or other factors associated with our investment in the fund, including counterparty credit risk, the net asset value is adjusted accordingly. At June 30, 2010 and December 31, 2009, we did not record a liquidity adjustment to the net asset value related to our investments in hedge funds or private equity funds.

As of June 30, 2010 and December 31, 2009, other investments reported at fair value represented approximately 5% and 4%, respectively, of the investment portfolio recorded at fair value. Other investments accounted for at fair value as of June 30, 2010 and December 31, 2009 were comprised of $72.6 million and $74.2 million, respectively, in hedge funds, $72.3 million and $58.0 million, respectively, in private equity funds and $14.1 million for both periods of an investment in a community reinvestment vehicle. At June 30, 2010 and December 31, 2009, we held investments in 14 and 15 hedge funds, respectively, and 16 private equity funds. The largest investment in a single fund was $13.2 million and $10.8 million, respectively, at June 30, 2010 and December 31, 2009.

As of June 30, 2010, other investments also included $20.1 million of an investment in a tax advantaged federal affordable housing development fund which is accounted for using the equity method.

As of June 30, 2010 and December 31, 2009, approximately 92% and 93%, respectively, of the investment portfolio recorded at fair value was priced based upon observable inputs.

The fair value measurements at June 30, 2010 and December 31, 2009 for assets recorded in accordance with ASC 825 and any related Level 3 inputs are as follows:

	Fair value at June 30, 2010	Level 3 Inputs	Level 3 Percentage
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$268.5	$—	—%
Debt securities issued by corporations	895.7	—	—
Municipal obligations	1.9	—	—
Asset-backed securities	909.8	—	—
Foreign government obligations	20.1	—	—
Preferred stocks	78.8	67.5	85.7
Fixed maturity investments	2,174.8	67.5	3.1
Short-term investments	551.2	—	—
Common equity securities	235.2	37.1	15.8
Convertible bonds	133.4	—	—
Other investments (1)	159.0	159.0	100.0
Total	$3,253.6	$263.6	8.1%

(1) Excludes the carrying value of $20.1 million associated with a tax advantaged federal affordable housing development fund accounted for using the equity method.

	Fair value at December 31, 2009	Level 3 Inputs	Level 3 Percentage
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$531.6	$—	—%
Debt securities issued by corporations	1,347.0	0.2	—
Municipal obligations	2.6	—	—
Asset-backed securities	1,014.9	15.7	1.5
Foreign government obligations	26.7	—	—
Preferred stocks	71.5	70.0	97.9
Fixed maturity investments	2,994.3	85.9	2.9
Short-term investments	489.3	—	—
Common equity securities	187.6	33.8	18.1
Convertible bonds	170.2	—	—
Other investments	146.3	146.3	100.0
Total	$3,987.7	$266.0	6.7%

At June 30, 2010 and December 31, 2009, we held one private preferred stock that represented approximately 87% and 98%, respectively, of our preferred stock portfolio. We used quoted market prices for similar securities that were adjusted to reflect management’s best estimate of fair value; this security is classified as a Level 3 measurement.

In addition to the investment portfolio described above, we had $36.6 million and $27.2 million, respectively, of liabilities recorded at fair value and included in other liabilities as of June 30, 2010 and December 31, 2009. These liabilities relate to securities that have been sold short by a limited partnership in which we invest and are required to consolidate in accordance with GAAP. All of the liabilities included in the $36.6 million and $27.2 million, respectively, have been deemed to have a Level 1 designation as of June 30, 2010 and December 31, 2009.

The changes in Level 3 fair value measurements for the three and six months ended June 30, 2010 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments	Total
	($ in millions)
Balance at January 1, 2010	$85.9	$33.8	$—	$146.3	$266.0
Amortization/accretion	(1.4)	—	—	—	(1.4)
Total net realized and unrealized gains (losses)	2.8	2.4	—	3.8	9.0
Purchases	—	—	—	9.1	9.1
Sales	(1.7)	(0.4)	—	(2.1)	(4.2)
Transfers in	—	—	—	—	—
Transfers out	(0.2)	—	—	—	(0.2)
Balance at March 31, 2010	$85.4	$35.8	$—	$157.1	$278.3
Amortization/accretion	—	—	—	—	—
Total net realized and unrealized gains (losses)	(3.2)	1.3	—	(1.7)	(3.6)
Purchases	—	—	—	9.1	9.1
Sales	—	—	—	(5.5)	(5.5)
Transfers in	—	—	—	—	—
Transfers out	(14.7)	—	—	—	(14.7)
Balance at June 30, 2010	$67.5	$37.1	$—	$159.0	$263.6

“Transfers out” of Level 3 fixed maturity investments of $0.2 million for the three months ended March 31, 2010 and $14.7 million for the three months ended June 30, 2010 each comprise one security which had been previously classified as a Level 3 measurement and was recategorized as a Level 2 measurement when quoted market prices for similar securities that were considered reliable and could be validated against an alternative source became available during the three months ended March 31, 2010 and June 30, 2010, respectively.

Securities Lending

We had participated in a securities lending program as a mechanism for generating additional investment income on our fixed maturity and common equity portfolios. Under the securities lending arrangements, certain of our fixed maturity and common equity investments were loaned to other institutions for short periods of time through a lending agent. We maintained control over the securities we loaned, retained the earnings and cash flows associated with the loaned securities and received a fee from the borrower for the temporary use of the asset. Collateral, in the form of cash and United States government securities, was required at a rate of 102% of the fair value of the loaned securities. An indemnification agreement with the lending agent protected us in the event a borrower became insolvent or failed to return any of the securities on loan. In the event of a shortfall in the collateral amount required to be returned to the securities lending counterparty (e.g., as a result of investment losses), we were obligated to make up any deficiency.

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

In February 2009, we amended the terms of the securities lending program to give us more control over the investment of borrowers’ collateral and to separate the assets supporting that collateral into a segregated account. Pursuant to the amendment, (i) the guidelines for the investment of any new cash collateral as well as the reinvestment of cash were narrowed to permit investment in only cash equivalent securities, (ii) we had the authority to direct the lending agent to both sell specific collateral securities in the segregated account and to not sell certain collateral securities which the lending agent proposes to sell, and (iii) we and the lending agent agreed to manage the securities lending program toward an orderly wind-down. In May 2009, we instructed the lending agent not to make any additional loans of securities and to recall all of the securities on loan and fund the return of collateral to the borrower. As a result of the actions described above, the securities lending assets are no longer segregated and are included within our investment securities. As of June 30, 2010, $1.7 million in collateral had not been returned to the borrower.

Liquidity and Capital Resources

Operating cash and short-term investments

Our sources and uses of cash are as follows:

Holding company level. The primary sources of cash for OBH are expected to be dividends and tax sharing payments received from our insurance operating subsidiaries, financing activities, net investment income and proceeds from sales and maturities of holding company investments. The primary uses of cash are expected to be interest payments on our debt obligations, repurchases and retirements of our debt, purchases of investments, tax payments, contributions to our operating subsidiaries and holding company operating expenses.

Operating subsidiary level. The primary sources of cash for our operating subsidiaries are expected to be premium collections, financing activities, net investment income and proceeds from sales and maturities of investments. The primary uses of cash are expected to be claim payments, policy acquisition costs, interest payments on our debt obligations, repurchases and retirements of our debt obligations, operating expenses, purchases of investments and dividends and tax sharing payments made to parent holding companies.

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

Generally, our regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period in an amount equal to the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. Based on 2009 statutory surplus of $1.6 billion, our top tier regulated insurance operating subsidiaries have the ability to pay approximately $157 million of dividends during 2010, subject to the availability of unassigned funds. As of March 31, 2010, our top tier regulated insurance operating subsidiaries had $1.1 billion of unassigned funds. As of June 30, 2010, we had approximately $132 million of unrestricted net cash, short-term investments and fixed maturity investments outside of our regulated insurance operating subsidiaries.

During the six months ended June 30, 2010 and 2009, our regulated operating subsidiaries paid $311.0 million of dividends, including $71.0 million in ordinary dividends and $240.0 million in extraordinary dividends, and $0, respectively, to OneBeacon Insurance Group LLC. During the six months ended June 30, 2010 and 2009, our unregulated insurance operating subsidiaries paid $8.1 million and $2.1 million, respectively, of dividends to their immediate parent.

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

We calculate our insurance float by taking our net invested assets and subtracting our total capital. The following table illustrates our consolidated insurance float position as of June 30, 2010 and December 31, 2009.

	June 30,		December 31,
	2010		2009
	($ in millions)
Total investments	$3,273.7		$3,987.7
Investments classified within assets held for sale	459.6		—
Cash	43.9		43.6
Accounts receivable on unsettled investment sales	1.5		24.2
Accounts payable on unsettled investment purchases	(29.3)		(7.6)
Net invested assets	$3,749.4		$4,047.9
OB Holdings’ common shareholder’s equity	$1,380.9		$1,391.5
Debt	419.5		620.5
Total capital	$1,800.4		$2,012.0
Insurance float	$1,949.0		$2,035.9
Insurance float as a multiple of total capital	1.1	x	1.0	x
Net invested assets as a multiple of total capital	2.1	x	2.0	x
Insurance float as a multiple of OB Holdings’ common shareholder’s equity	1.4	x	1.5	x
Net invested assets as a multiple of OB Holdings’ common shareholder’s equity	2.7	x	2.9	x

Insurance float is expected to decrease by approximately $380 million in the third quarter as a result of the Personal Lines Transaction.

Financing

The following table summarizes our capital structure as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
	($ in millions)
Senior Notes, carrying value	$419.5	$606.5
Other debt	—	14.0
Total debt	419.5	620.5

OB Holdings’ common shareholder’s equity	1,380.9	1,391.5
Total capital	$1,800.4	$2,012.0
Ratio of debt to total capital	23.3%	30.8%

We believe that we have the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. However, given the recent disruptions in the capital markets, we can provide no assurance that, if needed, we would be able to obtain additional debt or equity financing on satisfactory terms, if at all.

On May 3, 2010, we commenced a cash tender offer for up to $200.0 million in aggregate principal amount of the 5.875% Senior Notes due 2013 of OBH, which we refer to as the Senior Notes, at a price of $1,027.50 per $1,000 principal amount. The cash tender offer, which was not subject to the tender of any minimum principal amount of Senior Notes, expired on May 28, 2010. Holders of Senior Notes who tendered on or before May 14, 2010 received an early tender payment of $30 for every $1,000 principal amount of Senior Notes validly tendered. Payment for the Senior Notes included accrued and unpaid interest up to the settlement date. OBH accepted and retired $156.4 million aggregate principal amount, of which $155.2 million was tendered by the early tender deadline, for purchase for $165.4 million, which resulted in a $9.6 million loss.

During the second quarter of 2010, we repurchased and retired $18.2 million of outstanding Senior Notes for $18.9 million, which resulted in a $0.7 million loss. During the first quarter of 2010, we repurchased and retired $11.5 million of outstanding Senior Notes for $11.9 million, which resulted in a $0.5 million loss. During the first quarter of 2010, OBIC purchased $1.1 million of outstanding Senior Notes for $1.1 million. During the second quarter of 2009, OBIC purchased $37.3 million of outstanding Senior Notes for $35.2 million, which resulted in a $1.9 million gain. During the first quarter of 2009, we repurchased and retired $10.6 million of outstanding Senior Notes for $8.1 million, which resulted in a $2.5 million gain.

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

The Senior Notes were issued under an indenture which contains restrictive covenants that, among other things, limit the ability of White Mountains, OBH and their respective subsidiaries, which includes us, as a subsidiary of White Mountains, to create liens and enter into sale and leaseback transactions and substantially limit the ability of OBH and its respective subsidiaries to consolidate, merge or transfer their properties and assets. The indenture does not contain any financial ratios or specified levels of net worth or liquidity to which White Mountains or OBH must adhere. At June 30, 2010, OBH was in compliance with all of the covenants under the Senior Notes. At June 30, 2010, White Mountains was in compliance with all of the covenants under the Senior Notes.

The indenture also contains a cross default provision which provides that if White Mountains as guarantor has a payment default in excess of $25 million under a credit agreement, mortgage or similar debt agreement, the default provisions under the indenture to the Senior Notes will be triggered. White Mountains has a revolving credit facility which provides for borrowing up to a maximum of $475 million and which contains restrictive financial covenants. As of June 30, 2010, the facility was undrawn. At June 30, 2010, White Mountains was in compliance with all of the covenants under the facility. Refer to “Note 16. Related Party Disclosures” of the Company’s 2009 Annual Report on Form 10-K.

Ratings

On July 1, 2010, Fitch, Inc. changed the outlook on all of our credit and insurance financial strength ratings from negative to stable. On July 2, 2010, Standard & Poor’s lowered the credit rating on the Senior Notes from “BBB” (Adequate, the ninth highest of twenty-two creditworthiness ratings) on watch negative to “BBB-” (Adequate, the tenth highest of twenty-two creditworthiness ratings) with a stable outlook. At the same time, Standard & Poor’s lowered the insurance financial strength ratings from “A” (Strong, the sixth highest of twenty-one ratings) on watch negative to “A-” (Strong, the seventh highest of twenty-one ratings) with a stable outlook. We do not expect the changes in the ratings or outlooks noted above to have a material impact on our ability to raise new debt or the cost thereof.

Cash Flows

Detailed information concerning our cash flows for the six months ended June 30, 2010 and 2009 follows:

For the six months ended June 30, 2010

Financing and Other Capital Activities

During the first six months of 2010, we declared and paid $15.0 million of cash dividends to OneBeacon U.S. Enterprises Holdings, Inc. (OBEH).

During the first six months of 2010, we paid a total of $18.1 million of interest on our debt obligations, including $17.8 million of interest on the Senior Notes.

During the first six months of 2010, OBIC purchased a portion of the Senior Notes for $1.1 million.

During the first six months of 2010, OBH repurchased and retired a portion of the Senior Notes for $30.8 million.

During the second quarter of 2010, OBH repurchased and retired a portion of the Senior Notes for $165.4 million in a cash tender offer.

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

For the six months ended June 30, 2009

Financing and Other Capital Activities

During the first six months of 2009, we declared and paid $30.0 million of cash dividends to OBEH.

During the first six months of 2009, we paid a total of $28.6 million of interest on our debt obligations, including $20.0 million of interest on the Senior Notes, and repaid a total of $2.2 million of principal on our debt obligations.

During the second quarter of 2009, we repaid the $40.6 million outstanding balance on our mortgage note.

During the second quarter of 2009, OBIC purchased a portion of the Senior Notes for $35.2 million.

During the first quarter of 2009, OBH repurchased and retired a portion of the Senior Notes for $8.1 million.

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

Critical Accounting Estimates

Refer to the Company’s 2009 Annual Report on Form 10-K for a complete discussion regarding our critical accounting estimates. As of June 30, 2010, there were no material changes to our critical accounting estimates.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to our 2009 Annual Report on Form 10-K and in particular item 7A — “Quantitative and Qualitative Disclosures About Market Risk”.  As of June 30, 2010, there were no material changes to the market risks described in our most recent Annual Report on Form 10-K.

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

The CEO and CFO of OB Holdings (the principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the CEO and CFO have concluded that as of March 31, 2010, our disclosure controls and procedures are adequate and effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms. There were no significant changes with respect to our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 30, 2010.

PART II.               OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS

The Company from time to time is involved in various routine legal proceedings.  We believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations.

ITEM 1A.       RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A — “Risk Factors” of our 2009 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of June 30, 2010, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

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

OneBeacon U.S. Holdings, Inc.

	By:	/s/ ANN MARIE ANDREWS
Ann Marie Andrews
Date: August 12, 2010		Chief Accounting Officer