Form 10-Q
period 2010-09-30
OneBeacon U.S. Holdings, Inc.
filed 2010-11-10
CIK 1162000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2010

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

As of November 10, 2010, there were 505 outstanding shares of Common Stock, $1.00 par value per share, of the registrant.

The registrant meets the conditions set forth in General Instruction (H) (1) (a) and (b) of Form 10-Q and is therefore filing this Form with reduced disclosure format.

ONEBEACON U.S. HOLDINGS, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ONEBEACON U.S. HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
	(in millions, except share and per share amounts)
Assets
Investment securities:
Fixed maturity investments, at fair value (amortized cost $2,206.7 and $2,900.6)	$2,304.4	$2,994.3
Short-term investments, at amortized cost (which approximates fair value)	234.6	489.3
Common equity securities, at fair value (cost $232.5 and $176.3)	262.7	187.6
Convertible bonds, at fair value (amortized cost $83.7 and $153.7)	93.8	170.2
Other investments (cost $157.0 and $122.8)	184.3	146.3
Total investments	3,079.8	3,987.7
Cash	34.5	43.6
Reinsurance recoverable on unpaid losses	641.1	664.1
Reinsurance recoverable on unpaid losses—Berkshire Hathaway, Inc.	1,298.2	1,528.8
Reinsurance recoverable on paid losses	14.9	15.9
Premiums receivable	341.1	469.1
Deferred acquisition costs	128.5	215.0
Net deferred tax asset	143.1	184.6
Investment income accrued	18.7	29.4
Ceded unearned premiums	162.9	49.9
Accounts receivable on unsettled investment sales	10.4	24.2
Other assets	512.9	279.7
Total assets	$6,386.1	$7,492.0
Liabilities
Loss and LAE reserves	$3,390.2	$3,934.8
Unearned premiums	731.5	1,018.3
Debt	419.5	620.5
Ceded reinsurance payable	188.6	24.7
Accounts payable on unsettled investment purchases	50.6	7.6
Other liabilities	386.1	475.5
Total liabilities	5,166.5	6,081.4
OB Holdings’ common shareholder’s equity and noncontrolling interests
OB Holdings’ common shareholder’s equity:
Common shares and paid-in surplus (par value $1, issued and outstanding, 505 shares)	970.5	970.5
Retained earnings	235.6	427.2
Accumulated other comprehensive loss, after tax:
Net unrealized foreign currency translation losses	(0.7)	(0.7)
Other comprehensive income and loss items	(5.6)	(5.5)
Total OB Holdings’ common shareholder’s equity	1,199.8	1,391.5
Total noncontrolling interests	19.8	19.1
Total OB Holdings’ common shareholder’s equity and noncontrolling interests	1,219.6	1,410.6
Total liabilities, OB Holdings’ common shareholder’s equity and noncontrolling interests	$6,386.1	$7,492.0

See Notes to Consolidated Financial Statements

ONEBEACON U.S. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	($ in millions)
Revenues
Earned premiums	$317.9	$492.8	$1,199.4	$1,470.8
Net investment income	21.6	34.4	74.9	92.2
Net realized and unrealized investment gains	51.6	117.6	79.6	239.1
Net other revenues	17.3	5.7	21.5	16.2
Total revenues	408.4	650.5	1,375.4	1,818.3
Expenses
Loss and LAE	179.9	298.2	775.5	861.9
Policy acquisition expenses	66.9	101.4	263.5	294.3
Other underwriting expenses	53.8	79.4	186.5	236.4
General and administrative expenses	5.0	4.4	16.0	13.1
Accretion of fair value adjustment to loss and LAE reserves	—	1.4	—	4.1
Interest expense on debt	6.4	9.1	23.4	30.1
Total expenses	312.0	493.9	1,264.9	1,439.9
Pre-tax income	96.4	156.6	110.5	378.4
Income tax expense	(21.4)	(52.3)	(30.5)	(126.1)
Net income including noncontrolling interests	75.0	104.3	80.0	252.3
Less: Net income attributable to noncontrolling interests	(0.8)	(0.7)	(1.6)	(1.9)
Net income attributable to OB Holdings’ common shareholder	74.2	103.6	78.4	250.4
Change in other comprehensive income and loss items	(0.3)	0.2	(0.1)	7.5
Comprehensive income attributable to OB Holdings’ common shareholder	$73.9	$103.8	$78.3	$257.9

See Notes to Consolidated Financial Statements

ONEBEACON U.S. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY

(Unaudited)

	OB Holdings’ Common Shareholder’s Equity
	Common shareholder’s equity	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive (loss) income, after tax	Noncontrolling interests, after tax
	($ in millions)

Balances at January 1, 2010	$1,391.5	$970.5	$427.2	$(6.2)	$19.1
Net income	78.4	—	78.4	—	1.6
Repurchases and retirements of common shares	—	—	—	—	0.3
Dividends to OneBeacon U.S. Enterprises Holdings, Inc.	(270.0)	—	(270.0)	—	—
Dividends	—	—	—	—	(0.7)
Contributions	—	—	—	—	0.5
Distributions	—	—	—	—	(1.0)
Other comprehensive loss, after tax	(0.1)	—	—	(0.1)	—
Balances at September 30, 2010	$1,199.8	$970.5	$235.6	$(6.3)	$19.8

	OB Holdings’ Common Shareholder’s Equity
	Common shareholder’s equity	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive (loss) income, after tax	Noncontrolling interests, after tax
	($ in millions)

Balances at January 1, 2009	$1,133.4	$970.5	$187.9	$(25.0)	$17.2
Net income	250.4	—	250.4	—	1.9
Repurchases and retirements of common shares	—	—	—	—	0.3
Dividends to OneBeacon U.S. Enterprises Holdings, Inc.	(57.1)	—	(57.1)	—	—
Dividends	—	—	—	—	(0.6)
Contributions	—	—	—	—	5.1
Distributions	—	—	—	—	(5.0)
Other comprehensive income, after tax	7.5	—	—	7.5	—
Balances at September 30, 2009	$1,334.2	$970.5	$381.2	$(17.5)	$18.9

See Notes to Consolidated Financial Statements

ONEBEACON U.S. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30,
	2010	2009
	($ in millions)
Cash flows from operations:
Net income including noncontrolling interests	$80.0	$252.3
Charges (credits) to reconcile net income to cash flows used for operations:
Net realized and unrealized investment gains	(79.6)	(239.1)
Net realized loss on settlement of interest rate swap	—	7.4
Net realized gain on Personal Lines Transaction	(8.5)	—
Net other realized losses (gains)	10.8	(5.4)
Deferred income tax expense	41.5	160.7
Other operating items:
Net change in loss and LAE reserves	(295.3)	(264.4)
Net change in unearned premiums	(56.3)	(7.0)
Net change in ceded reinsurance payable	167.2	(34.2)
Net change in ceded unearned premiums	(135.1)	7.4
Net change in premiums receivable	40.3	21.8
Net change in reinsurance recoverable on paid and unpaid losses	308.9	263.4
Net change in other assets and liabilities	(87.3)	(21.0)
Net cash (used for) provided from operations	(13.4)	141.9
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	(268.7)	202.6
Maturities of fixed maturity investments	939.1	389.5
Sales of fixed maturity investments	794.6	528.9
Sales of common equity securities	42.7	214.3
Sales of convertible bonds	117.5	123.5
Distributions and redemptions of other investments	11.4	44.7
Purchases of fixed maturity investments	(1,007.1)	(1,380.2)
Purchases of common equity securities	(97.7)	(37.8)
Purchases of convertible bonds	(31.6)	(89.9)
Contributions for other investments	(45.8)	(6.5)
Proceeds from the Personal Lines Transaction	166.6	—
Note receivable due from OneBeacon Insurance Group, Ltd.	(188.0)	—
Net change in unsettled investment purchases and sales	56.8	41.4
Net acquisitions of property and equipment	(4.2)	(1.8)
Net cash provided from investing activities	485.6	28.7
Cash flows from financing activities:
Repayment of debt	(14.0)	(42.8)
Repurchases of debt	(197.3)	(63.2)
Cash dividends paid to OneBeacon U.S. Enterprises Holdings, Inc.	(270.0)	(57.1)
Settlement of interest rate swap	—	(7.4)
Net cash used for financing activities	(481.3)	(170.5)
Net (decrease) increase in cash during period	(9.1)	0.1
Cash balance at beginning of period	43.6	51.6
Cash balance at end of period	$34.5	$51.7

Supplemental cash flows information:
Interest paid	$18.1	$21.6
Tax payments (refunds), including payments made under tax sharing agreements	34.0	(26.9)

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

OBH was created in 2000 by White Mountains Insurance Group, Ltd. (“White Mountains”) to acquire and subsequently be the holding company for OneBeacon Insurance Group LLC (together with its subsidiaries, “OneBeacon”). On June 1, 2001, OBH acquired OneBeacon from Aviva plc (“Aviva”, formerly CGNU), (the “OneBeacon Acquisition”). During 2006, White Mountains undertook an internal reorganization and formed OneBeacon Insurance Group, Ltd. (“OBIG”) for the purpose of holding certain of its property and casualty insurance businesses. As part of this reorganization, certain of White Mountains’ businesses that were historically indirect wholly-owned subsidiaries of White Mountains, including OBH, became indirect wholly-owned subsidiaries of OBIG. White Mountains is a holding company whose businesses provide property and casualty insurance, reinsurance and certain other products. As of September 30, 2010, White Mountains owned 76.0% of OBIG’s common shares. Within this report, the term “OB Holdings” is used to refer to one or more entities within the consolidated organization, as the context requires. The Company is a U.S.-based company with its headquarters located at 1 Beacon Lane, Canton, Massachusetts 02021 and its principal executive office located at 601 Carlson Parkway, Minnetonka, Minnesota 55305.

OB Holdings’ reportable segments are Insurance Operations and Other Operations. OB Holdings’ Insurance Operations segment includes the results of its insurance operations. OB Holdings has recently managed its Insurance Operations segment through a specialty lines underwriting unit and a personal lines underwriting unit, nearly all of which was subject to the personal lines transaction described in Note 2. The Insurance Operations segment also includes run-off business, which primarily consists of non-specialty commercial lines business which is being transferred to The Hanover, as described above, and other run-off business. OB Holdings’ Other Operations segment consists of the activities of the Company. As a result of the transactions described above, OB Holdings is currently evaluating its segments to determine the most effective management reporting structure.

All significant intercompany transactions have been eliminated in consolidation. On February 27, 2008, OBH established a $200.0 million revolving credit facility with OBIG that matures in December 2013. As of September 30, 2010, OBIG had drawn $188.0 million under the credit facility which is included in other assets. See Note 13. These interim financial statements include all adjustments, consisting of a normal recurring nature, considered necessary by management to fairly state the financial position, results of operations and cash flows of OB Holdings. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Refer to the Company’s 2009 Annual Report on Form 10-K for a complete discussion regarding OB Holdings’ significant accounting policies. Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.

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

Recently Issued Accounting Pronouncements

Policy Acquisition Costs

On October 13, 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, codified within ASC 944. The new standard changes the types of policy acquisition costs that are eligible for deferral. Specifically, the new guidance limits deferrable costs to those that are incremental direct costs of contract acquisition and certain costs related to acquisition activities performed by the insurer, such as underwriting, policy issuance and processing, medical and inspection costs and sales force contract selling. ASU 2010-26 defines incremental direct costs as those costs that result directly from and were essential to the contract acquisition and would not have been incurred absent the acquisition. Accordingly, under the new guidance, deferrable acquisition costs are limited to costs related to successful contract acquisitions. Acquisition costs that are not eligible for deferral are to be charged to expense in the period incurred.

ASU 2010-26 is effective for interim periods and annual fiscal years beginning after December 15, 2011 and may be applied prospectively or retrospectively. OB Holdings is in the process of determining the expected effect on its financial position, results of operations and cash flows upon adoption.

NOTE 2. Acquisitions and Dispositions

On July 1, 2010, OBIG and certain of its subsidiaries completed the sale of the traditional personal lines business (the “Personal Lines Transaction”) to Tower Group, Inc. (“Tower”). The Personal Lines Transaction included two insurance companies through which the majority of the traditional personal lines business was written on a direct basis, two attorneys-in-fact managing the reciprocal insurance exchanges (“reciprocals”) that wrote the traditional personal lines business in New York and New Jersey, the surplus notes issued by the New York and New Jersey reciprocals and the remaining renewal rights to certain other traditional personal lines insurance policies. Net written premiums for the traditional personal lines business, which is included in the personal lines underwriting unit within the Insurance Operations segment, totaled approximately $420 million for the year ended December 31, 2009. The Personal Lines Transaction required completion of the following:

•                  the termination of intercompany reinsurance agreements between York Insurance Company of Maine (“York”) and its affiliate, OneBeacon Insurance Company (“OBIC”), and Massachusetts Homeland Insurance Company (“MHIC”) and OBIC pursuant to which they ceded 100% of their respective direct business to OBIC;

•                  the sale to Tower of all of the issued and outstanding capital stock of York and MHIC through which the majority of the traditional personal lines business was written on a direct basis;

•                  the sale of all of the issued and outstanding units of two managing attorneys-in-fact, Adirondack AIF, LLC (“AAIF”) and New Jersey Skylands Management LLC (“NJSM”);

•                  the transfer to Tower of the surplus notes issued by each of Adirondack Insurance Exchange (“Adirondack Insurance”) and New Jersey Skylands Insurance Association (“NJSIA”), both reciprocals, which triggered deconsolidation of the reciprocals by OB Holdings (the surplus notes eliminated upon consolidation in OB Holdings’ financial statements);

•                  the execution of reinsurance agreements with certain subsidiaries of the Company pursuant to which OneBeacon cedes, on a 100% quota share basis, traditional personal lines business not directly written by York and MHIC; and

•                  the execution of a reinsurance agreement pursuant to which OneBeacon assumes, on a 100% quota share basis, non-traditional personal lines business written directly by York.

As consideration, based upon the carrying value of the traditional personal lines business as of July 1, 2010, OB Holdings received $166.6 million. The consideration represented the statutory surplus in the reciprocals (as consideration for surplus notes issued by the reciprocals), the combined GAAP equity in the insurance companies and attorneys-in-fact being sold, plus $32.5 million. For the nine months ended September 30, 2010, OB Holdings recorded a total after tax net gain on the sale of $24.6 million that is comprised of $8.5 million included in net other revenues and $16.1 million included in the tax provision. Included in OB Holdings’ second quarter financial statements was $5.6 million of the tax benefit related to the difference between the tax basis of the companies sold as part of the Personal Lines Transaction and the net asset value of those entities under GAAP. OB Holdings’ third quarter financial statements reflect the remaining $19.0 million of after tax net gain on the sale. The purchase price is subject to post-closing adjustments.

OneBeacon and Tower also entered into a Transition Services Agreement (“TSA”), pursuant to which OneBeacon is providing certain services to Tower during the three-year term of the TSA. The Personal Lines Transaction did not meet the criteria for discontinued operations accounting because of significant continuing cash flows between OneBeacon and the business sold relating to TSA services and reinsurance activities.

Except as described in Note 1 with respect to the Commercial Lines Transaction for renewals with January 1, 2010 effective dates and above with respect to the Personal Lines Transaction, during the first nine months of 2010, there were no acquisitions or dispositions. During the first nine months of 2009, there were no acquisitions or dispositions.

NOTE 3. Reserves for Unpaid Loss and LAE

The following table summarizes the loss and LAE reserve activities of OB Holdings’ insurance subsidiaries for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	($ in millions)
Gross beginning balance	$3,609.2	$4,060.5	$3,934.8	$4,294.0
Less beginning reinsurance recoverable on unpaid losses	(2,100.7)	(2,301.2)	(2,192.9)	(2,503.3)
Net loss and LAE reserves	1,508.5	1,759.3	1,741.9	1,790.7
Loss and LAE incurred relating to:
Current year losses	191.7	318.9	811.6	915.2
Prior year losses	(11.8)	(20.7)	(36.1)	(53.3)
Total incurred loss and LAE	179.9	298.2	775.5	861.9
Accretion of fair value adjustment to net loss and LAE reserves	—	1.4	—	4.1
Loss and LAE paid relating to (1):
Current year losses	(102.3)	(138.6)	(308.2)	(327.9)
Prior year losses	(135.2)	(135.0)	(527.3)	(543.5)
Total loss and LAE payments	(237.5)	(273.6)	(835.5)	(871.4)
Net loss and LAE reserves	1,450.9	1,785.3	1,681.9	1,785.3
Net loss and LAE reserves reclassified from held for sale (2)	231.0	—	—	—
Net loss and LAE reserves sold as part of the Personal Lines Transaction	(231.0)	—	(231.0)	—
Net ending balance	1,450.9	1,785.3	1,450.9	1,785.3
Plus ending reinsurance recoverable on unpaid losses	1,939.3	2,244.3	1,939.3	2,244.3
Gross ending balance	$3,390.2	$4,029.6	$3,390.2	$4,029.6

(1)

Loss and LAE paid for the three and nine months ended September 30, 2010 includes $78.2 million of traditional personal lines loss reserves not directly written by York or MHIC ($2.5 million relating to current year losses and $75.7 million relating to prior year losses) ceded to Tower pursuant to the Personal Lines Transaction which closed in July 2010.

(2)

In the second quarter of 2010, $231.0 million of net loss and LAE reserves related to the Personal Lines Transaction were reclassified to held for sale. The Personal Lines Transaction closed in July 2010.

During the three months ended September 30, 2010, OB Holdings experienced $11.8 million of favorable loss and LAE reserve development on prior accident year loss reserves. The favorable loss reserve development was primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines, commercial package business and other general liability lines. During the three months ended September 30, 2009, OB Holdings experienced $20.7 million of favorable loss and LAE reserve development on prior accident year loss reserves. The favorable loss reserve development was primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines and commercial package business lines.

During the nine months ended September 30, 2010, OB Holdings experienced $36.1 million of favorable loss and LAE reserve development on prior accident year loss reserves. The favorable loss reserve development was primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines, commercial package business and other general liability lines. The favorable development also included a one-time $6.5 million release of commercial and personal auto reserves associated with participation in an involuntary auto pool. During the nine months ended September 30, 2009, OB Holdings experienced $53.3 million of favorable loss and LAE reserve development on prior accident year loss reserves. The favorable loss reserve development was primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines and commercial package business lines, partially offset by adverse loss reserve development primarily related to New York personal injury protection litigation at AutoOne Insurance (“AutoOne”).

In connection with purchase accounting for the OneBeacon Acquisition, loss and LAE reserves and the related reinsurance recoverables were adjusted to fair value on the balance sheets. The net reduction to loss and LAE reserves was accreted through an income statement charge ratably with and over the period the claims are settled. Accordingly, OB Holdings recognized $1.4 million and $4.1 million of such charges for the three and nine months ended September 30, 2009, respectively. As of both September 30, 2010 and December 31, 2009, the outstanding pre-tax unaccreted adjustment was $0.

NOTE 4. Reinsurance

In the normal course of business, OB Holdings’ insurance subsidiaries seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. OB Holdings remains liable for risks reinsured even if the reinsurer does not honor its obligations under reinsurance contracts.

Effective July 1, 2010, OB Holdings renewed its property catastrophe reinsurance program through June 30, 2011. The program provides coverage for OB Holdings’ property business as well as certain acts of terrorism. Under the program, the first $80.0 million of losses resulting from any single catastrophe are retained and the next $195.0 million of losses resulting from the catastrophe are reinsured, with OB Holdings keeping a small co-participation. Any loss above $275.0 million would be retained. In the event of a catastrophe, OB Holdings’ property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.

OB Holdings had entered into a 30% quota share agreement with a group of reinsurers that ran from January 1, 2009 through December 31, 2009, and had renewed the agreement effective January 1, 2010. Through June 30, 2010, OB Holdings $25.6 million of written premiums from its Northeast homeowners business written through OBIC and its subsidiary companies, along with Adirondack Insurance and NJSIA in New York and New Jersey, respectively. Effective July 1, 2010, the closing date of the Personal Lines Transaction, the agreement was amended to remove OB Holdings as a signatory. During the three and nine months ended September 30, 2009, OB Holdings ceded $16.5 million and $46.5 million, respectively, of written premiums under the agreement.

At September 30, 2010, OB Holdings had $14.9 million of reinsurance recoverables on paid losses and $2,119.3 million (gross of $180.0 million in purchase accounting adjustments, as described in Note 3) that will become recoverable if claims are paid in accordance with current reserve estimates. Reinsurance contracts do not relieve OB Holdings of its obligation. Therefore, collectibility of balances due from its reinsurers is critical to OB Holdings’ financial strength. OB Holdings is selective in regard to its reinsurers, principally placing reinsurance with those reinsurers with strong financial condition, industry ratings and underwriting ability. Management monitors the financial condition and ratings of its reinsurers on an ongoing basis. As a result, uncollectible amounts have historically not been significant.

The following table provides a listing of OB Holdings’ top reinsurers for its insurance operations, excluding industry pools and associations and affiliates of OB Holdings, based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurers’ A.M. Best Company, Inc. (“A.M. Best”) ratings.

($ in millions)	Balance at September 30, 2010	% of total	A.M. Best Rating (1)
National Indemnity Company and General Reinsurance Corporation (2)	$1,618.4	76%	A	++
Tower Insurance Company	70.6	3%	A	–
Tokio Marine and Nichido Fire (3)	69.0	3%	A	++
Hanover Insurance Company	41.9	2%	A
Munich Reinsurance America	36.3	2%	A	+

(1)

A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen financial strength ratings), “A+” (Superior, which is the second highest of fifteen financial strength ratings), “A” (Excellent, which is the third highest of fifteen financial strength ratings) and “A–” (Excellent, which is the fourth highest of fifteen financial strength ratings).

(2)

Includes $320.2 million of Third Party Recoverables (as defined below), which NICO (as defined below) would pay under the terms of the NICO Cover (as defined below) if they are unable to collect from third party reinsurers. OB Holdings also has an additional $8.6 million of Third Party Recoverables from various reinsurers, the majority of which are rated “A” or better by A.M. Best.

(3)

Includes $41.8 million of reinsurance recoverables from various reinsurers that are guaranteed by Tokio Marine and Nichido Fire under the terms of a 100% quota share reinsurance agreement between Houston General Insurance Company and Tokio Marine and Nichido Fire.

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

Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OB Holdings’ third party reinsurers (“Third Party Reinsurers”) in existence at the time the NICO Cover was executed (“Third Party Recoverables”). As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OB Holdings. OB Holdings estimates that on an incurred basis it has used approximately $2.2 billion of the coverage provided by NICO at September 30, 2010. Since entering into the NICO Cover, approximately 5% of the $2.2 billion of utilized coverage relates to uncollectible Third Party Recoverables and settlements on Third Party Recoverables through September 30, 2010. Net losses paid totaled approximately $1.4 billion as of September 30, 2010. To the extent that actual experience differs from OB Holdings’ estimate of ultimate A&E losses and Third Party Recoverables, future losses could exceed the $320.2 million of protection remaining under the NICO Cover.

Pursuant to the GRC Cover, OB Holdings is not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. OB Holdings intends to seek reimbursement from GRC only for claims which result in payment patterns similar to those supporting its recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by OB Holdings on its own investments. This cost, if any, is expected to be nominal. During the three and nine months ended September 30, 2010, $61.3 million was billed to and collected from GRC under the GRC Cover.

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

Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year. Short-term investments are carried at amortized cost, which approximated fair value as of September 30, 2010 and December 31, 2009.

Other investments primarily include hedge funds and private equity funds. OB Holdings measures its investments in hedge funds and private equity funds at fair value with changes therein reported in net realized and unrealized investment gains and losses in revenues on a pre-tax basis. Other investments also includes an investment in a community reinvestment vehicle which is accounted for at fair value and a tax advantaged federal affordable housing development fund which OB Holdings accounts for under the equity method.

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

In February 2009, OB Holdings amended the terms of the securities lending program to give it more control over the investment of borrowers’ collateral and to separate the assets supporting that collateral into a segregated account. Pursuant to the amendment, (i) the guidelines for the investment of any new cash collateral as well as the reinvestment of cash were narrowed to permit investment in only cash equivalent securities, (ii) OB Holdings had the authority to direct the lending agent to both sell specific collateral securities in the segregated account and to not sell certain collateral securities which the lending agent proposes to sell, and (iii) OB Holdings and the lending agent agreed to manage the securities lending program toward an orderly wind-down. In May 2009, OB Holdings instructed the lending agent not to make any additional loans of securities and to recall all of the securities on loan and fund the return of collateral to the borrower. As a result of the actions described above, the securities lending assets are no longer segregated and are included within OB Holdings’ investment securities. As of September 30, 2010, $1.7 million in collateral had not been returned to the borrower.

OB Holdings’ net investment income is comprised primarily of interest income associated with OB Holdings’ fixed maturity investments, dividend income from its equity investments and interest income from its short-term investments. Net investment income for the three and nine months ended September 30, 2010 and 2009 consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	($ in millions)
Investment income:
Fixed maturity investments	$21.3	$34.8	$73.3	$91.5
Short-term investments	0.2	0.2	0.7	1.9
Common equity securities	1.1	0.2	3.0	1.1
Convertible bonds	1.2	2.0	4.2	5.1
Other investments	(0.1)	0.2	0.5	1.3
Gross investment income	23.7	37.4	81.7	100.9
Less investment expenses	(2.1)	(3.0)	(6.8)	(8.7)
Net investment income, pre-tax	$21.6	$34.4	$74.9	$92.2

The composition of net realized investment gains (losses), a component of net realized and unrealized investment gains (losses), consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	($ in millions)
Fixed maturity investments	$16.1	$13.4	$46.1	$(10.4)
Short-term investments	—	—	—	0.1
Common equity securities	(0.3)	1.4	1.3	(31.6)
Convertible bonds	3.9	(0.1)	14.4	1.8
Other investments (1)	2.6	14.9	(0.3)	4.8
Net realized investment gains (losses), pre-tax	$22.3	$29.6	$61.5	$(35.3)

(1)	The nine months ended September 30, 2010 include $1.3 million of realized losses related to the impairment of a receivable related to an outstanding hedge fund redemption.

The net changes in fair value for the three months ended September 30, 2010 and 2009 are as follows:

	Three months ended September 30, 2010
	Changes in net unrealized gains and losses (1)	Changes in net foreign currency translation gains and losses (1)	Total net changes in fair value reflected in revenues (1)
		($ in millions)
Fixed maturity investments	$5.2	$(1.8)	$3.4
Short-term investments	—	0.1	0.1
Common equity securities	23.4	—	23.4
Convertible bonds	2.2	—	2.2
Other investments	0.2	—	0.2
Total	$31.0	$(1.7)	$29.3

	Three months ended September 30, 2009
	Changes in net unrealized gains and losses (1)	Changes in net foreign currency translation gains and losses (1)	Total net changes in fair value reflected in revenues (1)
		($ in millions)
Fixed maturity investments	$66.9	$3.0	$69.9
Short-term investments	—	0.3	0.3
Common equity securities	1.7	—	1.7
Convertible bonds	26.3	0.1	26.4
Other investments	(10.3)	—	(10.3)
Total	$84.6	$3.4	$88.0

(1)

Includes changes in net deferred gains and losses on sales of investments between OB Holdings and entities under White Mountains’ common control of $(0.2) million and $0.2 million, pre-tax, for the three months ended September 30, 2010 and 2009, respectively.

The net changes in fair value for the nine months ended September 30, 2010 and 2009 are as follows:

	Nine months ended September 30, 2010
	Changes in net unrealized gains and losses (1)	Changes in net foreign currency translation gains and losses (1)	Total net changes in fair value reflected in revenues (1)
		($ in millions)
Fixed maturity investments	$4.3	$(1.9)	$2.4
Short-term investments	—	(0.8)	(0.8)
Common equity securities	18.8	—	18.8
Convertible bonds	(6.2)	—	(6.2)
Other investments	3.9	—	3.9
Total	$20.8	$(2.7)	$18.1

	Nine months ended September 30, 2009
	Changes in net unrealized gains and losses (1)	Changes in net foreign currency translation gains and losses (1)	Total net changes in fair value reflected in revenues (1)
		($ in millions)
Fixed maturity investments	$198.4	$18.5	$216.9
Short-term investments	(0.2)	1.3	1.1
Common equity securities	12.4	0.1	12.5
Convertible bonds	33.7	0.1	33.8
Other investments (2)	10.1	—	10.1
Total	$254.4	$20.0	$274.4

(1)

Includes changes in net deferred gains and losses on sales of investments between OB Holdings and entities under White Mountains’ common control of $(1.4) million and $0.4 million, pre-tax, for the nine months ended September 30, 2010 and 2009, respectively.

(2)	Includes net unrealized gains related to OB Holdings’ securities lending program of $7.0 million, pre-tax, for the nine months ended September 30, 2009

The components of OB Holdings’ ending net unrealized investment gains and losses, excluding the impact of net unrealized foreign currency translation gains and losses, on its trading investment portfolio as of September 30, 2010 and December 31, 2009 were as follows:

	September 30,	December 31,
	2010	2009
	($ in millions)
Investment securities:
Gross unrealized investment gains	$175.1	$167.2
Gross unrealized investment losses	(9.2)	(23.5)
Net unrealized gains from investment securities	165.9	143.7
Income taxes	(58.1)	(50.3)
Total net unrealized investment gains, after tax	$107.8	$93.4

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses and carrying values of OB Holdings’ fixed maturity investments as of September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
	($ in millions)
U.S. Government and agency obligations	$251.8	$9.3	$—	$—	$261.1
Debt securities issued by corporations	824.5	63.5	(0.4)	—	887.6
Municipal obligations	3.0	—	—	—	3.0
Asset-backed securities	1,036.2	20.5	(0.3)	(0.5)	1,055.9
Foreign government obligations	13.8	0.7	—	(0.1)	14.4
Preferred stocks	77.4	5.0	—	—	82.4
Total fixed maturity investments	$2,206.7	$99.0	$(0.7)	$(0.6)	$2,304.4

	December 31, 2009
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
U.S. Government and agency obligations	$519.4	$12.4	$(0.2)	$—	$531.6
Debt securities issued by corporations	1,278.6	73.5	(6.4)	1.3	1,347.0
Municipal obligations	2.5	0.1	—	—	2.6
Asset-backed securities	1,003.7	18.4	(7.2)	—	1,014.9
Foreign government obligations	25.6	1.1	—	—	26.7
Preferred stocks	70.8	0.7	—	—	71.5
Total fixed maturity investments	$2,900.6	$106.2	$(13.8)	$1.3	$2,994.3

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses and carrying values of OB Holdings’ common equity securities, convertible bonds and other investments as of September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
	($ in millions)
Common equity securities	$232.5	$32.9	$(2.7)	$—	$262.7
Convertible bonds	83.7	10.1	—	—	93.8
Other investments	157.0	33.1	(5.8)	—	184.3

	December 31, 2009
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
	($ in millions)
Common equity securities	$176.3	$12.3	$(1.0)	$—	$187.6
Convertible bonds	153.7	16.6	(0.1)	—	170.2
Other investments	122.8	32.1	(8.6)	—	146.3

Fair value measurements at September 30, 2010

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

As of September 30, 2010 and December 31, 2009, approximately 90% and 93%, respectively, of the investment portfolio recorded at fair value was priced based upon observable inputs.

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

In circumstances where the underlying investments are publicly traded, such as the investments made by hedge funds, the fair value of the underlying investments is determined using current market prices. In circumstances where the underlying investments are not publicly traded, such as the investments made by private equity funds, the private equity fund managers have considered the need for a liquidity discount on each of the underlying investments when determining the fund’s net asset value in accordance with ASC 820. In circumstances where OB Holdings’ portion of a fund’s net asset value is deemed to differ from fair value due to illiquidity or other factors associated with OB Holdings’ investment in the fund, including counterparty credit risk, the net asset value is adjusted accordingly. At September 30, 2010 and December 31, 2009, OB Holdings did not record a liquidity adjustment to the net asset value related to its investments in hedge funds or private equity funds.

As of September 30, 2010 and December 31, 2009, other investments reported at fair value represented approximately 5% and 4%, respectively, of the investment portfolio recorded at fair value. Other investments accounted for at fair value as of September 30, 2010 and December 31, 2009 were comprised of $73.7 million and $74.2 million, respectively, in hedge funds, $75.7 million and $58.0 million, respectively, in private equity funds and $14.1 million for both periods of an investment in a community reinvestment vehicle. At September 30, 2010 and December 31, 2009, we held investments in 14 and 15 hedge funds, respectively, and 16 private equity funds. The largest investment in a single fund was $24.0 million and $10.8 million, respectively, at September 30, 2010 and December 31, 2009.

As of September 30, 2010, other investments also included $20.8 million of an investment in a tax advantaged federal affordable housing development fund which is accounted for using the equity method.

The fair value measurements at September 30, 2010 and December 31, 2009 and their related inputs are as follows:

	Fair value at September 30, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$261.1	$258.6	$2.5	$—
Debt securities issued by corporations:
Consumer	299.8	—	299.8	—
Industrial	222.2	—	222.2	—
Financial	75.5	—	75.5	—
Communications	97.3	—	97.3	—
Energy	62.9	—	62.9	—
Basic materials	62.8	—	62.8	—
Utilities	52.3	—	52.3	—
Technology	14.8	—	14.8	—
Debt securities issued by corporations	887.6	—	887.6	—
Municipal obligations	3.0	—	3.0	—
Asset-backed securities	1,055.9	—	1,032.5	23.4
Foreign government obligations	14.4	13.6	0.8	—
Preferred stocks	82.4	—	11.7	70.7
Fixed maturity investments	2,304.4	272.2	1,938.1	94.1

Short-term investments	234.6	234.6	—	—

Common equity securities:
Financials	102.3	65.5	—	36.8
Basic Materials	57.6	57.6	—	—
Consumer	35.8	35.8	—	—
Energy	39.8	37.4	—	2.4
Utilities	12.7	12.6	—	0.1
Other	14.5	14.5	—	—
Common equity securities	262.7	223.4	—	39.3

Convertible bonds	93.8	—	93.8	—

Other investments (1)	163.5	—	—	163.5

Total	$3,059.0	$730.2	$2,031.9	$296.9

(1)	Excludes the carrying value of $20.8 million associated with a tax advantaged federal affordable housing development fund accounted for using the equity method.

	Fair value at December 31, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$531.6	$529.0	$2.6	$—
Debt securities issued by corporations:
Consumer	516.9	—	516.9	—
Industrial	287.5	—	287.5	—
Financial	121.5	—	121.3	0.2
Communications	185.5	—	185.5	—
Energy	75.4	—	75.4	—
Basic materials	67.4	—	67.4	—
Utilities	76.6	—	76.6	—
Technology	16.2	—	16.2	—
Debt securities issued by corporations	1,347.0	—	1,346.8	0.2
Municipal obligations	2.6	—	2.6	—
Asset-backed securities	1,014.9	—	999.2	15.7
Foreign government obligations	26.7	21.4	5.3	—
Preferred stocks	71.5	—	1.5	70.0
Fixed maturity investments	2,994.3	550.4	2,358.0	85.9

Short-term investments	489.3	489.3	—	—

Common equity securities:
Financials	82.3	50.1	—	32.2
Basic Materials	32.3	32.3	—	—
Consumer	19.2	19.2	—	—
Energy	29.4	27.8	—	1.6
Utilities	7.2	7.2	—	—
Other	17.2	17.2	—	—
Common equity securities	187.6	153.8	—	33.8

Convertible bonds	170.2	—	170.2	—

Other investments	146.3	—	—	146.3

Total	$3,987.7	$1,193.5	$2,528.2	$266.0

At September 30, 2010 and December 31, 2009, OB Holdings held one private preferred stock that represented approximately 86% and 98%, respectively, of its preferred stock portfolio. OB Holdings used quoted market prices for similar securities that were adjusted to reflect management’s best estimate of fair value; this security is classified as a Level 3 measurement.

The following table summarizes the ratings of OB Holdings’ corporate debt securities as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
	($ in millions)
AA	$69.8	$101.0
A	353.8	398.3
BBB	454.5	794.0
BB	9.5	31.6
Other	—	22.1
Debt securities issued by corporations	$887.6	$1,347.0

In addition to the investment portfolio described above, OB Holdings had $41.6 million and $27.2 million, respectively, of liabilities recorded at fair value and included in other liabilities as of September 30, 2010 and December 31, 2009. These liabilities relate to securities that have been sold short by a limited partnership in which OB Holdings invests and is required to consolidate in accordance with GAAP. All of the liabilities included in the $41.6 million and $27.2 million, respectively, have been deemed to have a Level 1 designation as of September 30, 2010 and December 31, 2009.

Asset-backed Securities

OB Holdings purchases commercial and residential mortgage backed securities to maximize its fixed income portfolio’s risk adjusted returns in the context of a diversified portfolio. OB Holdings’ non-agency commercial mortgage-backed portfolio (“CMBS”) is generally short tenor, fixed rate and structurally senior, with more than 30 points of subordination on average for fixed rate CMBS and more than 55 points of subordination on average for floating rate CMBS as of September 30, 2010. In general, subordination represents the percentage of principal loss on the underlying collateral that would have to occur before the security incurs a loss.  These collateral losses, instead, are first absorbed by other securities lower in the capital structure. OB Holdings believes these levels of protection will mitigate the risk of loss tied to refinancing challenges facing the commercial real estate market. As of September 30, 2010, on average approximately 7% of the underlying loans were reported as non-performing for all CMBS held by OB Holdings. OB Holdings is not an originator of residential mortgage loans and held less than $0.1 million of residential mortgage-backed securities (“RMBS”) categorized as sub-prime as of September 30, 2010. In addition, OB Holdings’ investments in hedge funds and private equity funds contain negligible amounts of sub-prime mortgage backed securities as of September 30, 2010. OB Holdings considers sub-prime mortgage backed securities to be those that are issued from dedicated sub-prime shelves or have underlying loan pools that exhibit weak credit characteristics or dedicated second-lien shelf registrations (i.e., OB Holdings considers investments backed primarily by second-liens to be a sub-prime risk regardless of credit scores or other metrics).

There are also mortgage backed securities that OB Holdings categorizes as “non-prime” (also called “Alt A” or “A-”) that are backed by collateral that has overall credit quality between prime and sub-prime, as determined based on OB Holdings’ review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of September 30, 2010, OB Holdings did not hold any mortgage backed securities that were classified as non-prime.  OB Holdings’ non-agency residential mortgage-backed portfolio is generally of moderate average life, fixed rate and structurally senior. OB Holdings does not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.

The following table summarizes the carrying value of OB Holdings’ asset-backed securities as of September 30, 2010 and December 31, 2009:

	September 30, 2010			December 31, 2009
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
	($ in millions)
Mortgage-backed securities:
Agency:
GNMA	$699.4	$682.5	$16.9	$483.0	$483.0	$—
FNMA	94.9	94.9	—	149.1	149.1	—
FHLMC	30.8	30.8	—	76.3	76.3	—
Total agency(1)	825.1	808.2	16.9	708.4	708.4	—

Non-agency:
Residential	6.5	—	6.5	30.7	30.7	—
Commercial	82.9	82.9	—	136.1	120.4	15.7
Total Non-agency	89.4	82.9	6.5	166.8	151.1	15.7

Total mortgage-backed securities	914.5	891.1	23.4	875.2	859.5	15.7

Other asset-backed securities:
Credit card receivables	38.7	38.7	—	27.7	27.7	—
Vehicle receivables	102.2	102.2	—	111.1	111.1	—
Other	0.5	0.5	—	0.9	0.9	—
Total other asset-backed securities	141.4	141.4	—	139.7	139.7	—
Total asset-backed securities	$1,055.9	$1,032.5	$23.4	$1,014.9	$999.2	$15.7

(1)

Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

The security issuance years of OB Holdings’ investments in non-agency RMBS and non-agency CMBS securities as of September 30, 2010 are as follows:

		Security Issuance Year
	Fair Value	2001	2003	2005	2006	2007	2010
	($ in millions)
Non-agency RMBS	$6.5	$—	$—	$—	$—	$—	$6.5
Non-agency CMBS	82.9	11.1	1.6	14.3	4.1	51.8	—
Total	$89.4	$11.1	$1.6	$14.3	$4.1	$51.8	$6.5

Non-agency Residential Mortgage Securities

The classification of the underlying collateral quality and the tranche levels of OB Holdings’ non-agency RMBS securities are as follows as of September 30, 2010:

	Fair Value	Super Senior (1)	Senior (2)	Subordinate (3)
	($ in millions)
Prime	$6.4	$—	$6.4	$—
Sub-prime	0.1	—	0.1	—
Total	$6.5	$—	$6.5	$—

(1)	At issuance, Super Senior were rated AAA and were senior to other AAA bonds.

(2)	At issuance, Senior were rated AAA and were senior to non-AAA bonds.

(3)	At issuance, Subordinate were not rated AAA and were junior to other bonds.

Non-agency Commercial Mortgage Securities

The amount of fixed and floating rate securities and their tranche levels are as follows as of September 30, 2010:

	Fair Value	Super Senior (1)	Senior(2)	Subordinate(3)
	($ in millions)
Fixed rate CMBS	$63.5	$50.7	$1.6	$11.2
Floating rate CMBS	19.4	15.3	—	4.1
Total	$82.9	$66.0	$1.6	$15.3

(1)                                  At issuance, Super Senior were rated AAA and were senior to other AAA bonds.

(2)                                  At issuance, Senior were rated AAA and were senior to non-AAA bonds.

(3)                                  At issuance, Subordinate were not rated AAA and were senior to other bonds.

The changes in Level 1 fair value measurements for the three and nine months ended September 30, 2010 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments	Total (1)
	($ in millions)
Balance at January 1, 2010	$550.4	$153.8	$—	$—	$704.2
Amortization/accretion	0.1	—	—	—	0.1
Total net realized and unrealized gains (losses)	2.1	5.1	—	—	7.2
Purchases	185.8	61.7	—	—	247.5
Sales	(308.5)	(10.9)	—	—	(319.4)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at March 31, 2010	$429.9	$209.7	$—	$—	$639.6
Amortization/accretion	0.8	—	—	—	0.8
Total net realized and unrealized gains (losses)	(2.1)	(11.4)	—	—	(13.5)
Purchases	19.0	25.5	—	—	44.5
Sales	(161.9)	(25.9)	—	—	(187.8)
Transfers in	—	—	—	—	—
Transfers out	(4.7)	—	—	—	(4.7)
Balance at June 30, 2010	$281.0	$197.9	$—	$—	$478.9
Amortization/accretion	(0.4)	—	—	—	(0.4)
Total net realized and unrealized gains (losses)	0.3	23.4	—	—	23.7
Purchases	3.0	11.9	—	—	14.9
Sales	(11.7)	(9.8)	—	—	(21.5)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at September 30, 2010	$272.2	$223.4	$—	$—	$495.6

(1)                                  Excludes short-term investments which are deemed to have a Level 1 designation. The net maturities, purchases and sales of short-term investments, including the transfer of $523.4 million in short-term investments as part of the Personal Lines Transaction, resulted in a decrease of $254.7 million during the nine months ended September 30, 2010.

“Transfers out” of Level 1 include the securities that were reclassified to assets held for sale as part of the Personal Lines Transaction in the June 30, 2010 consolidated balance sheet.

The changes in Level 2 fair value measurements for the three and nine months ended September 30, 2010 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments	Total
	($ in millions)
Balance at January 1, 2010	$2,358.0	$—	$170.2	$—	$2,528.2
Amortization/accretion	(1.9)	—	0.3	—	(1.6)
Total net realized and unrealized gains (losses)	20.3	—	6.2	—	26.5
Purchases	111.9	0.1	23.7	—	135.7
Sales	(659.3)	—	(29.5)	—	(688.8)
Transfers in	0.2	—	—	—	0.2
Transfers out	—	—	—	—	—
Balance at March 31, 2010	$1,829.2	$0.1	$170.9	$—	$2,000.2
Amortization/accretion	(2.1)	—	0.5	—	(1.6)
Total net realized and unrealized gains (losses)	9.1	(0.4)	(4.1)	—	4.6
Purchases	164.5	0.5	4.0	—	169.0
Sales	(189.1)	—	(37.9)	—	(227.0)
Transfers in	14.7	—	—	—	14.7
Transfers out	—	—	—	—	—
Balance at June 30, 2010	$1,826.3	$0.2	$133.4	$—	$1,959.9
Amortization/accretion	(2.8)	—	0.4	—	(2.4)
Total net realized and unrealized gains (losses)	16.3	—	6.2	—	22.5
Purchases	692.8		4.1	—	696.9
Sales	(594.5)	(0.2)	(50.3)	—	(645.0)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at September 30, 2010	$1,938.1	$—	$93.8	$—	$2,031.9

The changes in Level 3 fair value measurements for the three and nine months ended September 30, 2010 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments	Total
	($ in millions)
Balance at January 1, 2010	$85.9	$33.8	$—	$146.3	$266.0
Amortization/accretion	(1.4)	—	—	—	(1.4)
Total net realized and unrealized gains (losses)	2.8	2.4	—	3.8	9.0
Purchases	—	—	—	9.1	9.1
Sales	(1.7)	(0.4)	—	(2.1)	(4.2)
Transfers in	—	—	—	—	—
Transfers out	(0.2)	—	—	—	(0.2)
Balance at March 31, 2010	$85.4	$35.8	$—	$157.1	$278.3
Amortization/accretion	—	—	—	—	—
Total net realized and unrealized gains (losses)	(3.2)	1.3	—	(1.7)	(3.6)
Purchases	—	—	—	9.1	9.1
Sales	—	—	—	(5.5)	(5.5)
Transfers in	—	—	—	—	—
Transfers out	(14.7)	—	—	—	(14.7)
Balance at June 30, 2010	$67.5	$37.1	$—	$159.0	$263.6
Amortization/accretion	—	—	—	—	—
Total net realized and unrealized gains (losses)	3.1	2.0	—	2.7	7.8
Purchases	23.5	0.2	—	12.6	36.3
Sales	—	—	—	(10.8)	(10.8)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at September 30, 2010	$94.1	$39.3	$—	$163.5	$296.9

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

The following table summarizes the change in net unrealized gains or losses for assets designated as Level 3 for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	($ in millions)
Fixed maturity investments	$3.4	$10.4	$0.6	$22.7
Short-term investments	—	—	—	—
Common equity securities	2.0	1.4	5.8	4.8
Convertible bonds	—	—	—	—
Other investments	0.2	(10.3)	3.9	10.1
Total	$5.6	$1.5	$10.3	$37.6

Other Investments

OB Holdings holds investments in hedge funds and private equity funds which are included in other investments. The fair value of these investments has been estimated using the net asset value of the funds. The following table summarizes investments in hedge funds and private equity funds at September 30, 2010:

	Fair Value	Unfunded Commitments
	($ in millions)
Hedge funds
Long/short credit and distressed	$24.1	—
Long bank loan	3.7	—
Long/short equity	39.2	—
Long/short equity real estate investment trust	0.8	—
Long/short equity activist	5.9	—
Total hedge funds	$73.7

Private equity funds
Insurance	$5.7	$0.1
Banking	3.3	—
Distressed residential real estate	24.0	1.9
Energy infrastructure and services	13.0	5.3
Healthcare	0.8	4.0
Multi-sector	17.9	6.9
Private equity secondaries	6.8	1.9
Real estate	4.2	0.8
Total private equity funds	$75.7	$20.9
Total hedge funds and private equity funds(1)	$149.4	$20.9

(1)                                 Other investments also includes $14.1 million of an investment in a community reinvestment vehicle and $20.8 million of an investment in a tax advantaged federal affordable housing development fund.

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

Redemptions of investments in certain hedge funds are subject to restrictions including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. The following summarizes the September 30, 2010 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Hedge Funds—Active Funds
	30 - 59 days notice	60 - 89 days notice	90 - 119 days notice	120+ days notice	Total
	($ in millions)
Redemption frequency
Monthly	$—	$—	$—	$5.9	$5.9
Quarterly	17.9	17.1	10.4	—	45.4
Semi-annual	11.3	—	0.8	—	12.1
Annual	—	—	6.6	3.7	10.3
Total	$29.2	$17.1	$17.8	$9.6	$73.7

Certain of the hedge fund investments are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund’s underlying investments are liquidated. At September 30, 2010 and December 31, 2009, $5.8 million and $16.2 million, respectively, of hedge funds were in liquidation. The actual amount of the final distribution is subject to market fluctuations. The date at which such distributions will be received is not determinable at September 30, 2010.

OB Holdings has also submitted redemption requests for certain of its investments in active hedge funds. At September 30, 2010 and December 31, 2009, redemptions of $16.0 million and $9.6 million, respectively, were submitted. OB Holdings expects to receive these funds within the next 12 months.  Redemptions are recorded as receivables when approved by the hedge funds and when no longer subject to market fluctuations.

Investments in private equity funds are generally subject to “lock-up” periods during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investment. In addition, certain private equity funds provide an option to extend the lock-up period at either the sole discretion of the fund manager or upon agreement between the fund and the investors. At September 30, 2010, investments in private equity funds were subject to lock-up periods as follows:

	1 - 3 years	3 - 5 years	5 - 10 years	>10 years	Total
	($ in millions)
Private Equity Funds—expected lock-up period remaining	$9.0	$24.0	$42.7	$—	$75.7

NOTE 6. Debt

OB Holdings’ debt outstanding as of September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
	($ in millions)
Senior unsecured notes, at face value	$419.8	$607.1
Unamortized original issue discount	(0.3)	(0.6)
Senior unsecured notes, carrying value	419.5	606.5
Atlantic Specialty Note	—	14.0
Total debt	$419.5	$620.5

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

During the second quarter of 2010, the Company repurchased and retired $18.2 million of outstanding Senior Notes for $18.9 million, which resulted in a $0.7 million loss. During the first quarter of 2010, the Company repurchased and retired $11.5 million of outstanding Senior Notes for $11.9 million, which resulted in a $0.5 million loss. During the first quarter of 2010, OBIC purchased $1.1 million of outstanding Senior Notes for $1.1 million. During the third quarter of 2009, OBIC purchased $21.0 million of outstanding Senior Notes for $19.8 million, which resulted in a $1.0 million gain. During the second quarter of 2009, OBIC purchased $37.3 million of outstanding Senior Notes for $35.2 million, which resulted in a $1.9 million gain. During the first quarter of 2009, the Company repurchased and retired $10.6 million of outstanding Senior Notes for $8.1 million, which resulted in a $2.5 million gain. At September 30, 2010, the Company was in compliance with all of the covenants under the Senior Notes.

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

Concurrent with entering into the mortgage note, OB Holdings also entered into an interest rate swap to hedge its exposure to the variability in the interest rate on the mortgage note. The notional amount of the swap was equal to the debt outstanding on the mortgage note and was adjusted to match the drawdowns and repayments on the mortgage note so that the principal amount of the mortgage note and the notional amount of the swap were equal at all times. Under the terms of the swap, OB Holdings paid a fixed interest rate of approximately 6% and received a variable interest rate based on the same LIBOR index used for the mortgage note. Interest paid or received on the swap was reported in interest expense. In accordance with GAAP, OB Holdings accounted for the swap as a cash flow hedge and recorded the interest rate swap at fair value on the balance sheet in other assets or liabilities depending on the value as of the balance sheet date. Changes in the fair value of the interest rate swap were reported as a component of other comprehensive income or loss. Any gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of the effectiveness were recorded in revenues. At the time of repayment of the outstanding balance on the mortgage note, OB Holdings paid $7.4 million to settle the interest rate swap. The $7.4 million settlement amount was recorded as an expense in net other revenues on a pre-tax basis and in other comprehensive income and loss items as an increase of $4.8 million on an after tax basis ($7.4 million pre-tax). The nine months ended September 30, 2009 also included $2.0 million after tax, in other comprehensive income and loss items related to changes in fair value on the interest rate swap.

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

	Insurance Operations	Other Operations	Total
	($ in millions)
Three months ended September 30, 2010
Earned premiums	$317.9	$—	$317.9
Net investment income (expense)	22.2	(0.6)	21.6
Net realized and unrealized investment gains	51.5	0.1	51.6
Net other revenues (expenses)	17.4	(0.1)	17.3
Total revenues	409.0	(0.6)	408.4
Loss and LAE	179.9	—	179.9
Policy acquisition expenses	66.9	—	66.9
Other underwriting expenses	53.8	—	53.8
General and administrative expenses	4.6	0.4	5.0
Interest expense on debt	—	6.4	6.4
Total expenses	305.2	6.8	312.0
Pre-tax income (loss)	$103.8	$(7.4)	$96.4
Three months ended September 30, 2009
Earned premiums	$492.8	$—	$492.8
Net investment income (expense)	35.6	(1.2)	34.4
Net realized and unrealized investment gains (losses)	118.1	(0.5)	117.6
Net other revenues	5.1	0.6	5.7
Total revenues	651.6	(1.1)	650.5
Loss and LAE	298.2	—	298.2
Policy acquisition expenses	101.4	—	101.4
Other underwriting expenses	79.4	—	79.4
General and administrative expenses	4.2	0.2	4.4
Accretion of fair value adjustment to loss and LAE reserves	—	1.4	1.4
Interest expense on debt	0.2	8.9	9.1
Total expenses	483.4	10.5	493.9
Pre-tax income (loss)	$168.2	$(11.6)	$156.6

	Insurance Operations	Other Operations	Total
	($ in millions)
Nine months ended September 30, 2010
Earned premiums	$1,199.4	$—	$1,199.4
Net investment income (expense)	76.8	(1.9)	74.9
Net realized and unrealized investment gains (losses)	81.1	(1.5)	79.6
Net other revenues (expenses)	33.2	(11.7)	21.5
Total revenues	1,390.5	(15.1)	1,375.4
Loss and LAE	775.5	—	775.5
Policy acquisition expenses	263.5	—	263.5
Other underwriting expenses	186.5	—	186.5
General and administrative expenses	14.0	2.0	16.0
Interest expense on debt	0.1	23.3	23.4
Total expenses	1,239.6	25.3	1,264.9
Pre-tax income (loss)	$150.9	$(40.4)	$110.5
Nine months ended September 30, 2009
Earned premiums	$1,470.8	$—	$1,470.8
Net investment income (expense)	93.5	(1.3)	92.2
Net realized and unrealized investment gains (losses)	239.5	(0.4)	239.1
Net other revenues	12.1	4.1	16.2
Total revenues	1,815.9	2.4	1,818.3
Loss and LAE	861.9	—	861.9
Policy acquisition expenses	294.3	—	294.3
Other underwriting expenses	236.4	—	236.4
General and administrative expenses	12.8	0.3	13.1
Accretion of fair value adjustment to loss and LAE reserves	—	4.1	4.1
Interest expense on debt	1.4	28.7	30.1
Total expenses	1,406.8	33.1	1,439.9
Pre-tax income (loss)	$409.1	$(30.7)	$378.4

During 2010, OB Holdings determined that unearned Limited Assignment Distribution fees, which are included in unearned premiums, had been overstated in years prior to 2010. In order to correct this error, OB Holdings recorded an adjustment in the three months ended September 30, 2010 of $5.5 million which decreased unearned premiums and increased earned premiums.

OB Holdings has recently managed its Insurance Operations segment through a specialty lines underwriting unit and a personal lines underwriting unit, nearly all of which was subject to the Personal Lines Transaction, as described in Note 2. The Insurance Operations segment also includes run-off business, which primarily consists of non-specialty commercial lines business which is being transferred to The Hanover, as described in Note 1, and other run-off business. As a result of the transactions described in Notes 1 and 2, OB Holdings is currently evaluating its segments to determine the most effective management reporting structure.

OB Holdings’ specialty lines underwriting unit is a collection of niche insurance businesses, including professional liability products, marine insurance, collector cars and boats, property and inland marine, tuition reimbursement, excess property and accident & health products, as well as property and casualty insurance coverages tailored to industry groups such as technology, financial services, entertainment, sports and leisure industries and government entities. Additionally, OB Holdings’ specialty lines underwriting unit also includes excess and surplus lines coverages, its newest specialty business. OB Holdings’ personal lines underwriting unit provides homeowners, automobile and combination insurance policies. The personal lines underwriting unit also includes AutoOne, a subsidiary within OB Holdings that offers products and services to assigned risk markets. OB Holdings’ Insurance Operations segment also includes run-off which consists of non-specialty commercial lines business included in the Commercial Lines Transaction, as well as national accounts, certain specialty programs and regional agency business transferred to Liberty Mutual Insurance Group effective November 1, 2001.

The following tables provide ratios, net written premiums and earned premiums for OB Holdings’ Insurance Operations by major underwriting unit and in total for the three and nine months ended September 30, 2010 and 2009:

	Specialty(1)	Personal	Run-off(2)	Total
	($ in millions)
Three months ended September 30, 2010
Ratios:
Loss and LAE	51.1%	76.3%	76.9%	56.6%
Expense	38.9	34.3	35.3	38.0
GAAP combined	90.0%	110.6%	112.2%	94.6%
Net written premiums	$273.5	$13.6	$0.6	$287.7
Earned premiums	249.6	24.2	44.1	317.9
Three months ended September 30, 2009
Ratios:
Loss and LAE	52.6%	68.9%	66.3%	60.5%
Expense	39.1	32.5	37.1	36.7
GAAP combined	91.7%	101.4%	103.4%	97.2%
Net written premiums	$260.9	$128.3	$114.7	$503.9
Earned premiums	233.9	140.5	118.4	492.8
Nine months ended September 30, 2010
Ratios:
Loss and LAE	55.9%	76.2%	80.4%	64.7%
Expense	38.5	33.0	39.8	37.5
GAAP combined	94.4%	109.2%	120.2%	102.2%
Net written premiums	$771.6	$238.6	$(7.1)	$1,003.1
Earned premiums	726.7	265.4	207.3	1,199.4
Nine months ended September 30, 2009
Ratios:
Loss and LAE	43.9%	75.2%	66.3%	58.6%
Expense	38.8	30.9	37.4	36.1
GAAP combined	82.7%	106.1%	103.7%	94.7%
Net written premiums	$724.0	$397.9	$349.3	$1,471.2
Earned premiums	673.9	436.8	360.1	1,470.8

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

NOTE 8. Variable Interest Entities

Reciprocals

Reciprocals are policyholder-owned insurance carriers organized as unincorporated associations. Each policyholder insured by the reciprocal shares risk with the other policyholders. Policyholders share profits and losses in the same proportion as the amount of insurance purchased but are not subject to assessment for net losses of the reciprocal.

OB Holdings had capitalized three reciprocals by loaning funds to them in exchange for surplus notes. In 2002, OB Holdings formed NJSM to provide management services for a fee to New Jersey Skylands Insurance Association, a reciprocal, and its wholly-owned subsidiary New Jersey Skylands Insurance Company (together, “New Jersey Skylands Insurance”). New Jersey Skylands Insurance was capitalized with a $31.3 million surplus note issued to OB Holdings in 2002. OB Holdings also loaned $0.2 million to New Jersey Skylands Insurance in the form of a security deposit. In 2004, OB Holdings formed Houston General Management Company to provide management services for a fee to another reciprocal, Houston General Insurance Exchange. During 2004, OB Holdings contributed $2.0 million of capital to Houston General Insurance Exchange. In 2005, OB Holdings contributed one of its subsidiaries, Houston General Insurance Company with assets of $149.4 million and liabilities of $127.6 million, to Houston General Insurance Exchange (together “Houston General Insurance”). Subsequent to the contribution of Houston General Insurance Company,

Houston General Insurance Exchange issued a surplus note of $23.7 million to OB Holdings. In 2006, AAIF, a wholly-owned subsidiary of OB Holdings, entered into an agreement to provide management services for a fee to Adirondack Insurance, a reciprocal. Adirondack Insurance was capitalized with a $70.7 million surplus note issued to OB Holdings in May 2006. Principal and interest on the surplus notes are repayable to OB Holdings only with regulatory approval. The obligation to repay principal on the notes is subordinated to all other liabilities including obligations to policyholders and claimants for benefits under insurance policies. OB Holdings has no ownership interest in the reciprocals.

Under the provisions of ASC 810, OB Holdings had determined that each of the reciprocals qualifies as a VIE. Further, OB Holdings had determined that it is the primary beneficiary as it has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE as a result of the management services provided to the reciprocal and the funds loaned to it. Accordingly, OB Holdings consolidates Houston General Insurance and, up until the completion of the Personal Lines Transaction on July 1, 2010, consolidated New Jersey Skylands Insurance and Adirondack Insurance.

Subsequent to the Personal Lines Transaction, Houston General Insurance remains as OB Holdings’ only reciprocal. At September 30, 2010 and December 31, 2009, consolidated amounts related to Houston General Insurance included total assets of $123.3 million and $111.4 million, respectively, and total liabilities of $140.8 million and $127.2 million, respectively. At September 30, 2010, the net amount of capital at risk is equal to the surplus note of $23.7 million less the accumulated losses of $17.5 million.

As described in Note 2, the Personal Lines Transaction, which was completed on July 1, 2010, included the sale of NJSM and AAIF and the transfer of the surplus notes issued by New Jersey Skylands Insurance and Adirondack Insurance. Completion of the Personal Lines Transaction triggered deconsolidation of New Jersey Skylands Insurance and Adirondack Insurance. At December 31, 2009, consolidated amounts related to New Jersey Skylands Insurance included total assets of $134.9 million and total liabilities of $154.8 million. At December 31, 2009, amounts related to Adirondack Insurance included total assets of $281.0 million and total liabilities of and $280.9 million.

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

The components of net periodic benefit cost for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	($ in millions)
Service cost	$0.2	$0.1	$0.6	$0.4
Interest cost	1.6	1.6	4.6	4.8
Expected return on plan assets	(1.8)	(1.6)	(5.6)	(4.8)
Amortization of unrecognized loss	0.1	0.4	0.5	1.2
Net periodic pension cost before settlement and special termination benefits expense	0.1	0.5	0.1	1.6
Settlement expense	0.2	—	0.2	—
Special termination benefits expense (1)	1.3	0.1	1.7	0.1
Net periodic benefit cost	$1.6	$0.6	$2.0	$1.7

(1)                                  Special termination benefits represent additional payments made from the Qualified Plan to certain vested participants when their employment was terminated due to a reduction in force.

OneBeacon does not expect to make a contribution to its Qualified Plan in 2010. OneBeacon anticipates contributing $2.8 million to the Non-qualified Plan, for which OneBeacon has assets held in a rabbi trust. As of September 30, 2010, $2.0 million in contributions have been made to the Non-qualified Plan.

As a result of the Commercial Lines Transaction and Personal Lines Transaction, the Plan experienced a partial plan settlement which required re-measurement of the remaining accumulated plan benefits in accordance with ASC 715. OneBeacon’s discount rate assumption used to account for the Qualified Plan reflects the rate at which the benefit obligation could effectively be settled. Based on consideration of published yields for high quality long-term corporate bonds, U.S. Treasuries, insurance company annuity contract pricings, and cash flow matching analysis utilizing the Citigroup Pension Discount Curve and Liability Index, the discount rate utilized for the revaluation of the Qualified Plan obligations was 4.75% as compared to 5.50% at December 31, 2009. As a result of the partial settlement and re-measurement, the Company recognized a loss of $0.2 million through pre-tax income and a pre-tax loss of $0.5 million through other comprehensive income. The remaining Qualified Plan liabilities, which are primarily attributable to Qualified Plan participants who remain actively employed by OneBeacon is approximately $88.4 million.

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

Performance Shares

The following summarizes performance share activity for performance shares whose value is based upon the market price of an underlying OBIG common share (“OB Performance Shares”) for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,
	2010		2009
	Target OB Performance Shares outstanding	Accrued expense	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	1,770,423	$15.2	2,277,128	$8.0
Payments and deferrals (1)	(199,774)	(2.2)	—	—
New awards	14,618	—	1,880	—
Forfeitures and net change in assumed forfeitures	(20,438)	(0.3)	(2,990)	—
Expense recognized	—	1.7	—	1.0
End of period	1,564,829	$14.4	2,276,018	$9.0

	Nine months ended September 30,
	2010		2009
	Target OB Performance Shares outstanding	Accrued expense	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	2,224,215	$15.1	2,212,313	$4.6
Payments and deferrals (1)(2)(3)	(882,118)	(4.5)	(137,400)	—
New awards	293,478	—	379,085	—
Forfeitures and net change in assumed forfeitures	(70,746)	(0.7)	(177,980)	(0.3)
Expense recognized	—	4.5	—	4.7
End of period	1,564,829	$14.4	2,276,018	$9.0

(1)            As a result of the Commercial Lines Transaction and the Personal Lines Transaction, payments were made to certain former employees of OneBeacon prior to the end of the performance cycle on a pro rata basis. Performance shares earned for the 2008-2010 and 2009-2011 performance cycles were based upon a performance factor of 100%.

(2)            Performance shares earned for the 2007-2009 performance cycle were based upon a performance factor of 14.2%.

(3)            Performance shares earned for the 2007-2008 performance cycle were based upon a performance factor of 1.4%.

The following summarizes performance shares outstanding and accrued performance share expense at September 30, 2010 for each performance cycle:

	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Performance cycle:
2008—2010	1,007,691	$8.0
2009—2011	303,624	5.5
2010—2012	293,478	1.3
Sub-total	1,604,793	14.8
Assumed forfeitures	(39,964)	(0.4)
Total at September 30, 2010	1,564,829	$14.4

If 100% of the outstanding performance shares had been vested on September 30, 2010, the total additional compensation cost to be recognized would have been $8.3 million, based on current accrual factors (common share price and payout assumptions).

All performance shares earned for the 2009-2011, 2008-2010, 2007-2009 and 2007-2008 performance cycles were settled in cash or by deferral into certain non-qualified deferred compensation plans of the Company’s subsidiaries.

NOTE 11.  Income Taxes

OBH and its subsidiaries are domiciled in the United States.  The majority of OB Holdings’ operations are taxed in the United States.

OB Holdings’ income tax expense related to pre-tax income for the three months ended September 30, 2010 and 2009 represented effective tax rates of 22.2% and 33.4%, respectively. The effective tax rates for the nine months ended September 30, 2010 and 2009 were 27.6% and 33.3%, respectively. The effective tax rates for the three and nine months ended September 30, 2010 were lower than the U.S. statutory rate of 35% due to recognition of a deferred tax asset for a higher tax basis and deconsolidation of the companies sold as part of the Personal Lines Transaction, partially offset by an increase in the valuation allowance for insurance reciprocals. The effective tax rates for the three and nine months ended September 30, 2009 were lower than the U.S. statutory rate of 35% primarily due to the receipt of nontaxable interest and dividend income and a decrease in the valuation allowance.

In arriving at the effective tax rate for the three and nine months ended September 30, 2010, OB Holdings forecasted the change in net realized and unrealized investment gains or losses for the year ending December 31, 2010 and included these gains or losses in the effective tax rate calculation pursuant to ASC 740-270. In arriving at the effective tax rate for the three and nine months ended September 30, 2009, OB Holdings treated the net realized and unrealized investment gains or losses as a discrete item separate from the other components of pre-tax income. Therefore, the benefit of these net gains or losses was calculated at the statutory rate applicable to the jurisdiction in which the gains or losses were recorded. The investment assets incurring current period net realized and unrealized gains or losses for the three and nine months ended September 30, 2009 were recorded in the U.S. and were taxed at the statutory rate of 35%. Net realized and unrealized investment gains or losses were treated as a discrete item due to the inability to reliably estimate this amount for the full year.

OB Holdings classifies all interest and penalties on unrecognized tax benefits as part of income tax expense. With few exceptions, OB Holdings is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2005. OBH and its subsidiaries join in the filing of a federal consolidated tax return. The consolidated parent, which is not included in these financial statements, is OneBeacon U.S. Financial Services, Inc. (“OBFS”). In October 2008, the IRS commenced examination of OBFS’ U.S. income tax returns for 2005 and 2006. On July 30, 2010, OBFS received Form 4549-A (Income Tax Discrepancy Adjustments) from the IRS relating to the examination of tax years 2005 and 2006. The portion of the assessment that relates to OB Holdings is $22.5 million of additional tax. The estimated total assessment, including interest, is $24.6 million. OBFS disagrees with the adjustments proposed by the IRS and intends to defend its position. The timing of the resolution of these issues is uncertain, however, it is reasonably possible that the resolution could occur within the next 12 months. An estimate of the range of potential outcomes cannot be made at this time.  When ultimately settled, OB Holdings does not expect the resolution of this examination to result in a material change to its financial position.

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

At September 30, 2010 and December 31, 2009, the fair value of OB Holdings’ Senior Notes (its fixed-rate, long-term indebtedness) was $441.0 million and $605.8 million, respectively, which compared to a carrying value of $419.5 million and $606.5 million, respectively.

In March 2004, OB Holdings issued the Atlantic Specialty Note. At December 31, 2009, the carrying value of the note of $14.0 million was considered to approximate its fair value. OB Holdings repaid the Atlantic Specialty Note in its entirety in March 2010. Refer to Note 6.

NOTE 13. Subsequent Events

On October 15, 2010, OBIG repaid the $188.0 million borrowed under the credit facility in its entirety.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains “forward-looking statements.” Statements that are not historical in nature are forward-looking statements. OB Holdings cannot promise that our expectations in such forward-looking statements will turn out to be correct. OB Holdings’ actual results could be materially different from and worse than its expectations. See “Forward-Looking Statements” on page 53 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.

Recent Developments

We recently completed two transactions that represent significant steps in our transformation into a specialty lines insurance company. The transactions freed up significant capital, increased our financial flexibility and substantially reduced our catastrophe exposure.

Commercial lines.  On December 3, 2009, we sold the renewal rights to approximately $490 million in premiums from our non-specialty commercial lines business to The Hanover Insurance Group (The Hanover). The transaction included small commercial accounts and the non-specialty portion of the middle-market business, beginning with January 1, 2010 effective dates (the Commercial Lines Transaction). As consideration, we received $23.2 million, and receive an additional 10% of premiums renewed in excess of $200 million for the first renewal period. During the three and nine months ended September 30, 2010, we recorded $3.7 million in additional consideration for aggregate premium renewals exceeding $200 million. We continue to manage claims from business written prior to the Commercial Lines Transaction. Through June 30, 2010, we also managed claims from business fronted by OneBeacon and reinsured to The Hanover. We continue to provide claims system access and first notice of loss service to The Hanover. The Hanover reimburses us for our expenses incurred to provide the claims administration services.

Personal lines.  On July 1, 2010, we completed the sale of our traditional personal lines business (the Personal Lines Transaction) to Tower Group, Inc. (Tower). The Personal Lines Transaction included two insurance companies through which the majority of the traditional personal lines business was written on a direct basis, two attorneys-in-fact managing the reciprocal insurance exchanges (reciprocals) that write the traditional personal lines business in New York and New Jersey, the surplus notes issued by the New York and New Jersey reciprocals and the remaining renewal rights to certain other traditional personal lines insurance policies. In addition, the Personal Lines Transaction included the execution of reinsurance agreements with certain subsidiaries of the Company pursuant to which we cede, on a 100% quota share basis, traditional personal lines business not directly written by companies included in the sale and assume, on a 100% quota share basis, non-traditional personal lines business written directly by York. Net written premiums for the traditional personal lines business, which is included in the personal lines underwriting unit within our Insurance Operations segment, totaled approximately $420 million for the year ended December 31, 2009. OneBeacon and Tower also entered into a Transition Services Agreement (TSA), pursuant to which we provide certain services to Tower during the three-year term of the TSA. Tower reimburses us for our expenses incurred to provide these services.  Reimbursement for these services is netted against the expense incurred.

As consideration, based upon the carrying value of the traditional personal lines business as of July 1, 2010, we received $166.6 million. The consideration represented the statutory surplus in the reciprocals (as consideration for surplus notes issued by the reciprocals), the combined GAAP equity in the insurance companies and attorneys-in-fact being sold, plus $32.5 million. For the nine months ended September 30, 2010, we recorded a total after tax net gain on the sale of $24.6 million that is comprised of $8.5 million included in net other revenues and $16.1 million included in the tax provision. Included in our second quarter financial statements was $5.6 million of the tax benefit related to the difference between the tax basis of the companies sold as part of the Personal Lines Transaction and the net asset value of those entities under GAAP. Our third quarter financial statements reflect the remaining $19.0 million of after tax net gain on the sale. The purchase price is subject to post-closing adjustments.

Results of Operations

Review of Consolidated Results

A summary of our consolidated financial results for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	($ in millions)
Net written premiums	$287.7	$503.9	$1,003.1	$1,471.2
Revenues
Earned premiums	$317.9	$492.8	$1,199.4	$1,470.8
Net investment income	21.6	34.4	74.9	92.2
Net realized and unrealized investment gains	51.6	117.6	79.6	239.1
Net other revenues	17.3	5.7	21.5	16.2
Total revenues	408.4	650.5	1,375.4	1,818.3
Expenses
Loss and LAE	179.9	298.2	775.5	861.9
Policy acquisition expenses	66.9	101.4	263.5	294.3
Other underwriting expenses	53.8	79.4	186.5	236.4
General and administrative expenses	5.0	4.4	16.0	13.1
Accretion of fair value adjustment to loss and LAE reserves	—	1.4	—	4.1
Interest expense on debt	6.4	9.1	23.4	30.1
Total expenses	312.0	493.9	1,264.9	1,439.9
Pre-tax income	96.4	156.6	110.5	378.4
Income tax expense	(21.4)	(52.3)	(30.5)	(126.1)
Net income including noncontrolling interests	75.0	104.3	80.0	252.3
Less: Net income attributable to noncontrolling interests	(0.8)	(0.7)	(1.6)	(1.9)
Net income attributable to OB Holdings’ common shareholder	74.2	103.6	78.4	250.4
Change in other comprehensive income and loss items	(0.3)	0.2	(0.1)	7.5
Comprehensive income attributable to OB Holdings’ common shareholder	$73.9	$103.8	$78.3	$257.9

Consolidated Results—Three months ended September 30, 2010 versus three months ended September 30, 2009

Our comprehensive income attributable to OB Holdings’ common shareholder was $73.9 million in the three months ended September 30, 2010, compared to $103.8 million in the three months ended September 30, 2009. Net income attributable to OB Holdings’ common shareholder was $74.2 million in the three months ended September 30, 2010, compared to $103.6 million in the three months ended September 30, 2009.

Our total revenues decreased by 37.2% to $408.4 million in the three months ended September 30, 2010, compared to $650.5 million in the three months ended September 30, 2009. The decrease was mainly due to a 35.5% decrease in earned premiums to $317.9 million primarily due to decreased earned premiums in personal lines and our non-specialty commercial lines which is included in run-off as a result of the transactions described above.  Net realized and unrealized investment gains decreased 56.1% to $51.6 million, compared to $117.6 million in the three months ended September 30, 2009. Net investment income decreased by 37.2% to $21.6 million in the three months ended September 30, 2010, primarily due to lower investment yields and a reduction in invested assets as a result of the Personal Lines Transaction and repurchases of our senior notes. The three months ended September 30, 2010 also included no inflation adjustment related to our inflation indexed treasury securities as compared to a $2.6 million inflation adjustment related to these securities for the three months ended September 30, 2009. Net other revenues increased to $17.3 million in the three months ended September 30, 2010, compared to $5.7 million in the three months ended September 30, 2009. The increase was primarily due to the $8.5 million net gain on the Personal Lines Transaction and the $3.7 million of additional consideration related to the Commercial Lines Transaction, both described above.

Our total expenses decreased by 36.8% in the three months ended September 30, 2010 to $312.0 million, compared to $493.9 million in the three months ended September 30, 2009. Loss and LAE decreased by 39.7% to $179.9 million in the three months ended September 30, 2010, reflecting the change in our book of business resulting from the Commercial Lines Transaction and the Personal Lines Transaction, as well as a decrease in current accident year catastrophe losses. Current accident year catastrophe losses were $(3.2) million in the three months ended September 30, 2010, compared to $17.5 million in the three months ended September 30, 2009. Policy acquisition expenses decreased by 34.0% to $66.9 million and other underwriting expenses decreased by 32.2% to $53.8 million in the three months ended September 30, 2010, reflective of the shrink in our book of business resulting from the Commercial Lines Transaction and the Personal Lines Transaction. Interest expense decreased by 29.7% to $6.4 million in the three months ended September 30, 2010, reflective of actions taken to reduce outstanding debt. General and administrative expenses were essentially flat as compared to the prior year period.

Our income tax expense related to pre-tax income for the three months ended September 30, 2010 and 2009 represented effective tax rates of 22.2% and 33.4%, respectively. The effective tax rate for the three months ended September 30, 2010 was lower than the U.S. statutory rate of 35% due to recognition of a deferred tax asset for a higher tax basis and deconsolidation of the companies sold as part of the Personal Lines Transaction, partially offset by an increase in the valuation allowance for insurance reciprocals. In arriving at the effective tax rate for the three months ended September 30, 2010, we forecasted the change in net realized and unrealized investment gains or losses for the year ending December 31, 2010 and included these gains or losses in the effective tax rate calculation pursuant to ASC 740-270. The effective tax rate for the three months ended September 30, 2009 was lower than the U.S. statutory rate of 35% due to the receipt of nontaxable interest and dividend income and a decrease in the valuation allowance. In arriving at the effective tax rate for the three months ended September 30, 2009, we treated net realized and unrealized investment gains as a discrete item separate from the other components of pre-tax income. Therefore, the benefit of these net gains or losses was calculated at the statutory rate applicable to the jurisdiction in which the gains or losses were recorded. The investment assets incurring current period realized and unrealized net gains or losses for the three months ended September 30, 2009 were recorded in the U.S. and were taxed at the statutory rate of 35%. Net realized and unrealized investment gains or losses were treated as a discrete item due to the inability to reliably estimate this amount for the full year.

Our GAAP combined ratio for the three months ended September 30, 2010 decreased to 94.6% from 97.2% for the three months ended September 30, 2009. The loss and LAE ratio decreased by 3.9 points to 56.6% while the expense ratio increased by 1.3 points to 38.0%. The decrease in the loss and LAE ratio was primarily due to lower current accident year catastrophe losses. The three months ended September 30, 2010 included $(3.2) million or (1.0) point of current accident year catastrophe losses, as compared to $17.5 million or 3.6 points of current accident year catastrophe losses in the three months ended September 30, 2009.  The three months ended September 30, 2010 included $11.8 million or 3.7 points of favorable loss reserve development, as compared to $20.7 million or 4.2 points of favorable loss reserve development in the three months ended September 30, 2009. The favorable loss reserve development was primarily related to lower than expected severity on non-catastrophe losses related to professional liability lines, commercial package business and other general liability lines. The expense ratio increased primarily due to lower policy acquisition expenses and other underwriting expenses on a lower earned premium base.

Consolidated Results—Nine months ended September 30, 2010 versus nine months ended September 30, 2009

Our comprehensive income attributable to OB Holdings’ common shareholder was $78.3 million in the nine months ended September 30, 2010, compared to $257.9 million in the nine months ended September 30, 2009. Change in other comprehensive income and loss items in the nine months ended September 30, 2009 included a $7.4 million pre-tax ($4.8 million after tax) increase resulting from the settlement of our interest rate swap relating to the mortgage note. The impact was offset by a $7.4 million realized loss related to the settlement of the interest swap reflected in net other revenues. Net income attributable to OB Holdings’ common shareholder was $78.4 million in the nine months ended September 30, 2010, compared to $250.4 million in the nine months ended September 30, 2009.

Our total revenues decreased by 24.4% to $1,375.4 million in the nine months ended September 30, 2010, compared to $1,818.3 million in the nine months ended September 30, 2009. The decrease was mainly due to an 18.5% decrease in earned premiums primarily due to decreased earned premiums in our personal lines and our non-specialty commercial lines which is included in run-off as a result of the transactions described above. Net realized and unrealized investment gains decreased by 66.7% to $79.6 million, compared to $239.1 million in the nine months ended September 30, 2009. Net investment income decreased by 18.8% to $74.9 million in the nine months ended September 30, 2010, primarily due to lower investment yields, a reduction in invested assets as a result of the Personal Lines Transaction and repurchases of our senior notes, and an increased allocation to lower yielding short-term investments during the first six months of 2010 in preparation for the closing of the Personal Lines Transaction. These were partially offset by a $1.7 million inflation adjustment related to our inflation indexed treasury securities as compared to a $(2.0) million inflation adjustment related to these securities for the nine months ended September 30, 2009. Net other revenues increased by 32.7% to $21.5 million in the nine months ended September 30, 2010, compared to $16.2 million in the nine months ended September 30, 2009. The increase was primarily due to the $8.5 million net gain on the Personal Lines Transaction and the $3.7 million of additional consideration related to the Commercial Lines Transaction, both described above, partially offset by a $10.8 million loss related to the purchase of a portion of our senior notes. The nine months ended September 30, 2009 included a $5.4 million gain related to the purchase of a portion of our senior notes, offset by a $7.4 million realized loss related to the settlement of the interest rate swap.

Our total expenses decreased by 12.2% in the nine months ended September 30, 2010 to $1,264.9 million, compared to $1,439.9 million in the nine months ended September 30, 2009. Loss and LAE decreased by 10.0% to $775.5 million in the nine months ended September 30, 2010, reflective of the shrink in our book of business resulting from the Commercial Lines Transaction and the Personal Lines Transaction, partially offset by higher current accident year catastrophe losses and a number of non-catastrophe large losses. Current accident year catastrophe losses were $50.9 million in the nine months ended September 30, 2010, compared to $23.6 million in the nine months ended September 30, 2009. Other underwriting expenses decreased by 21.1% to $186.5 million and policy acquisition expenses decreased by 10.5% to $263.5 million in the nine months ended September 30, 2010, reflecting the change in our book of business resulting from the Commercial Lines Transaction and the Personal Lines Transaction. Interest expense decreased by 22.3% to $23.4 million in the nine months ended September 30, 2010, reflective of actions taken to reduce outstanding debt. These decreases were partially offset by a $2.9 million increase in general and administrative expenses to $16.0 million.

Our income tax expense related to pre-tax income for the nine months ended September 30, 2010 and 2009 represented effective tax rates of 27.6% and 33.3%, respectively. The effective tax rate for the nine months ended September 30, 2010 was lower than the U.S. statutory rate of 35% due to recognition of a deferred tax asset for a higher tax basis and deconsolidation of the companies sold as part of the Personal Lines Transaction, partially offset by an increase in the valuation allowance for insurance reciprocals. In arriving at the effective tax rate for the nine months ended September 30, 2010, we forecasted the change in net realized and unrealized investment gains or losses for the year ending December 31, 2010 and included these gains or losses in the effective tax rate calculation pursuant to ASC 740-270. The effective tax rate for the nine months ended September 30, 2009 was lower than the U.S. statutory rate of 35% due to the receipt of nontaxable interest and dividend income a decrease in the valuation allowance. In arriving at the effective tax rate for the nine months ended September 30, 2009, we treated net realized and unrealized investment gains or losses as a discrete item separate from the other components of pre-tax income. Therefore, the expense of these net gains or losses was calculated at the statutory rate applicable to the jurisdiction in which the gains or losses were recorded. The investment assets incurring current period realized and unrealized net gains or losses for the nine months ended September 30, 2009 were recorded in the U.S. and were taxed at the statutory rate of 35%. Net realized and unrealized investment gains or losses were treated as a discrete item due to the inability to reliably estimate this amount for the full year.

Our GAAP combined ratio for the nine months ended September 30, 2010 increased to 102.2% from 94.7% for the nine months ended September 30, 2009. The loss and LAE ratio increased by 6.1 points to 64.7% while the expense ratio increased by 1.4 points to 37.5%. The increase in the loss and LAE ratio was primarily due to an increase in current accident year catastrophe and non-catastrophe losses. The nine months ended September 30, 2010 included $50.9 million or 4.2 points of current accident year catastrophe losses, as compared to $23.6 million or 1.6 points of current accident year catastrophe losses in the nine months ended September 30, 2009. We also experienced a number of non-catastrophe large losses in our property and inland marine business within specialty lines and in our non-specialty commercial lines business in run-off. The nine months ended September 30, 2010 included $36.1 million or 3.0 points of favorable loss reserve development, as compared to $53.3 million or 3.6 points of favorable loss reserve development in the nine months ended September 30, 2009. The favorable loss reserve development was primarily related to lower than expected severity on non-catastrophe losses related to professional liability lines, commercial package business and other general liability lines. The favorable development also included a one-time $6.5 million release of commercial and personal auto reserves associated with participation in an involuntary auto pool. The expense ratio increased primarily due to lower policy acquisition expenses and other underwriting expenses on a lower earned premium base.

Summary of Operations By Segment

Our segments consist of the following: (1) Insurance Operations; and (2) Other Operations. Specialty lines includes OneBeacon Professional Insurance (OBPI), International Marine Underwriters (IMU), Entertainment Brokers International Insurance Services (EBI), Specialty Accident and Health (A&H), OneBeacon Government Risks (OBGR), OneBeacon Energy Group, A.W.G. Dewar, Collector Cars and Boats, and Technology, Financial Services, OneBeacon Specialty Property (OBSP) and Property and Inland Marine (PIM) which were formerly reported in commercial lines. Specialty lines also includes OneBeacon Excess and Surplus, our newest specialty business. Personal lines includes our traditional personal lines, nearly all of which was subject to the Personal Lines Transaction described above, and AutoOne. Run-off includes non-specialty commercial lines business subject to the Commercial Lines Transaction and other run-off business. The prior periods have been reclassified to conform to the current presentation. As a result of the transactions described above, we are currently evaluating our segments to determine the most effective management reporting structure.

Our investments are managed by our affiliate, White Mountains Advisors LLC, and by Prospector Partners, LLC. A discussion of our consolidated investment operations is included after the discussion of operations by segment. Our segment information is presented in Note 7 — “Segment Information” of the accompanying consolidated financial statements.

Insurance Operations

Financial results for our Insurance Operations segment for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	($ in millions)
Net written premiums	$287.7	$503.9	$1,003.1	$1,471.2

Earned premiums	$317.9	$492.8	$1,199.4	$1,470.8
Net investment income	22.2	35.6	76.8	93.5
Net realized and unrealized investment gains	51.5	118.1	81.1	239.5
Net other revenues	17.4	5.1	33.2	12.1
Total revenues	409.0	651.6	1,390.5	1,815.9
Loss and LAE	179.9	298.2	775.5	861.9
Policy acquisition expenses	66.9	101.4	263.5	294.3
Other underwriting expenses	53.8	79.4	186.5	236.4
General and administrative expenses	4.6	4.2	14.0	12.8
Interest expense on debt	—	0.2	0.1	1.4
Total expenses	305.2	483.4	1,239.6	1,406.8
Pre-tax income	$103.8	$168.2	$150.9	$409.1

The following tables provide ratios, net written premiums and earned premiums by underwriting unit for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30, 2010
	Specialty(1)	Personal	Run-off(2)	Total
	($ in millions)
GAAP Ratios: (3)(4)(5)
Loss and LAE	51.1%	76.3%	76.9%	56.6%
Expense	38.9	34.3	35.3	38.0
Combined	90.0%	110.6%	112.2%	94.6%
Net written premiums	$273.5	$13.6	$0.6	$287.7
Earned premiums	249.6	24.2	44.1	317.9

	Three months ended September 30, 2009
	Specialty(1)	Personal	Run-off(2)	Total
	($ in millions)
GAAP Ratios: (3)(4)(5)
Loss and LAE	52.6%	68.9%	66.3%	60.5%
Expense	39.1	32.5	37.1	36.7
Combined	91.7%	101.4%	103.4%	97.2%
Net written premiums	$260.9	$128.3	$114.7	$503.9
Earned premiums	233.9	140.5	118.4	492.8

	Nine months ended September 30, 2010
	Specialty(1)	Personal	Run-off(2)	Total
	($ in millions)
GAAP Ratios: (3)(4)(5)
Loss and LAE	55.9%	76.2%	80.4%	64.7%
Expense	38.5	33.0	39.8	37.5
Combined	94.4%	109.2%	120.2%	102.2%
Net written premiums	$771.6	$238.6	$(7.1)	$1,003.1
Earned premiums	726.7	265.4	207.3	1,199.4

	Nine months ended September 30, 2009
	Specialty(1)	Personal	Run-off(2)	Total
	($ in millions)
GAAP Ratios: (3)(4)(5)
Loss and LAE	43.9%	75.2%	66.3%	58.6%
Expense	38.8	30.9	37.4	36.1
Combined	82.7%	106.1%	103.7%	94.7%
Net written premiums	$724.0	$397.9	$349.3	$1,471.2
Earned premiums	673.9	436.8	360.1	1,470.8

(1)	Specialty lines includes Technology, Financial Services, OBSP and PIM which were formerly reported in commercial lines. The prior periods have been reclassified to conform to the current presentation.

(2)

Run-off includes non-specialty commercial lines business subject to the renewal rights agreement with The Hanover and other run-off business. The prior periods have been reclassified to conform to the current presentation.

(3)

Includes our long-term incentive compensation expense. For the three months ended September 30, 2010 and 2009, long-term incentive compensation expense increased our combined ratio by 1.7 points and 2.1 points, respectively. For the nine months ended September 30, 2010 and 2009, long-term incentive compensation expense increased our combined ratio by 1.8 points and 1.7 points, respectively.

(4)

Includes loss and LAE relating to catastrophes. For the three months ended September 30, 2010 and 2009, total calendar year incurred loss and LAE relating to catastrophes (decreased) increased our loss and LAE and combined ratios by (1.4) points and 2.5 points, respectively, including development on prior accident year catastrophes which decreased our loss and LAE and combined ratios by 0.4 points and 1.1 points, respectively. For the nine months ended September 30, 2010 and 2009, total calendar year incurred loss and LAE relating to catastrophes increased our loss and LAE and combined ratios by 4.1 points and 1.1 points, respectively, including development on prior accident year catastrophes which decreased our loss and LAE and combined ratios by 0.1 point and 0.5 points, respectively.

(5)

Prior accident year development, including development on catastrophes, for the three months ended September 30, 2010 and 2009 decreased our loss and LAE and combined ratios by 3.7 points and 4.2 points, respectively. Prior accident year development, including development on catastrophes, for the nine months ended September 30, 2010 and 2009 decreased our loss and LAE and combined ratios by 3.0 points and 3.6 points, respectively.

Insurance Operations— Three months ended September 30, 2010 versus three months ended September 30, 2009

Overview.  We reported a GAAP combined ratio of 94.6% for the three months ended September 30, 2010, compared to 97.2% for the three months ended September 30, 2009. The decrease in our combined ratio was primarily due to lower current accident year catastrophe losses, partially offset by slightly lower favorable loss reserve development and higher expenses in the three months ended September 30, 2010.

Specialty lines. Net written premiums for specialty lines increased by 4.8% to $273.5 million in the three months ended September 30, 2010 from $260.9 million in the three months ended September 30, 2009. The increase as compared to the prior year period was due to increases in net written premiums from multiple businesses, including OBPI ($6.2 million), A&H ($3.2 million), collector cars and boats ($2.5 million) and EBI ($2.2 million), partially offset by a decrease in net written premiums at PIM ($3.6 million), reflecting reunderwriting.

The specialty lines combined ratio for the three months ended September 30, 2010 decreased to 90.0% from 91.7% for the three months ended September 30, 2009. The loss and LAE ratio decreased by 1.5 points to 51.1% while the expense ratio decreased by 0.2 points to 38.9%. The decrease in the loss and LAE ratio was primarily due to a 4.9 point decrease in current accident year losses driven by lower catastrophe losses in the three months ended September 30, 2010, compared with the three months ended September 30, 2009. The three months ended September 30, 2010 included the impact of favorable loss reserve development on current accident year catastrophe losses. The three months ended September 30, 2010 included (0.9) points of current accident year catastrophe losses, primarily related to losses experienced in PIM, compared to 4.6 points in the prior year period. The three months ended September 30, 2010 included 3.5 points of favorable loss reserve development primarily related to professional liability, compared to 6.9 points in the prior year period. The expense ratio was essentially flat with a decrease in policy acquisition expenses substantially offset by an increase in other underwriting expenses.

Personal lines. As described above, on July 1, 2010, we completed the sale of our traditional personal lines business to Tower. Net written premiums for personal lines decreased by 89.4% to $13.6 million in the three months ended September 30, 2010 from $128.3 million in the three months ended September 30, 2009. In traditional personal lines, net written premiums decreased by 104.9% to $(5.3) million as a result of completing the Personal Lines Transaction. Further, net written premiums at AutoOne decreased by 1.6% to $18.9 million primarily due to actions taken to reduce our exposure in the voluntary private passenger automobile market. Personal lines earned premiums for the three months ended September 30, 2010 included the benefit of a $5.5 million correction of unearned Limited Assignment Distribution (LAD) fees.

The personal lines combined ratio for the three months ended September 30, 2010 increased to 110.6% from 101.4% for the three months ended September 30, 2009. The loss and LAE ratio increased by 7.4 points to 76.3%, while the expense ratio increased by 1.8 points to 34.3%. The increase in the loss and LAE ratio was mainly due to an 8.2 point increase in current accident year losses, which included an 8.5 point increase in current accident year non-catastrophe losses driven by results at AutoOne, as compared with the prior year period. The increase was partially offset by 1.5 points of favorable loss reserve development in the three months ended September 30, 2010, compared with 0.7 points of favorable loss reserve development in the three months ended September 30, 2009, related to AutoOne and traditional personal lines. The increase in the expense ratio was primarily due to the impact of other underwriting expenses and policy acquisition expenses on a lower earned premium base.

Run-off.  Net written premiums for run-off decreased by 99.5% to $0.6 million in the three months ended September 30, 2010, compared with $114.7 million in the three months ended September 30, 2009. Net written premiums from non-specialty commercial businesses were $0.5 million in the three months ended September 30, 2010, compared with $114.8 million in the three months ended September 30, 2009. The decrease was due to the Commercial Lines Transaction, as described above. Net written premiums from legacy run-off business were $0.1 million in the three months ended September 30, 2010, compared with $(0.1) million in the three months ended September 30, 2009.

The run-off combined ratio for the three months ended September 30, 2010 increased to 112.2% from 103.4% for the three months ended September 30, 2009. The loss and LAE ratio increased by 10.6 points to 76.9%, while the expense ratio decreased by 1.8 points to 35.3%. The increase in the loss and LAE ratio was primarily due to a 13.9 point increase in current accident year losses. Current accident year non-catastrophe losses were 21.1 points higher than the prior year period due to higher-than-average levels of large losses in our non-specialty commercial business, while current accident year catastrophe losses were 7.2 points lower. This was partially offset by favorable loss reserve development. The three months ended September 30, 2010 included 6.3 points of favorable loss reserve development, mainly due to lower than expected severity in commercial package business, compared with 3.0 points of favorable loss reserve development related to lower than expected severity in package business and commercial multi-peril in the three months ended September 30, 2009. The decrease in the expense ratio was primarily due to a decrease in other underwriting expenses as a result of the Commercial Lines Transaction, partially offset by an increase in policy acquisition expenses on a lower earned premium base.

Results from run-off include underwriting losses from legacy run-off operations, including national accounts, certain specialty programs and regional agency business transferred to Liberty Mutual Insurance Group. Legacy run-off business generated underwriting income of $0.3 million in the three months ended September 30, 2010, compared to an underwriting loss of $1.0 million in the three months ended September 30, 2009. The change was primarily due to decreased expenses in the three months ended September 30, 2010 as compared with the prior year period. The three months ended September 30, 2010 also included $0.8 million of loss and LAE, compared with $1.0 million of loss and LAE in the three months ended September 30, 2009.

Reinsurance protection. We purchase reinsurance in order to minimize loss from large risks or catastrophic events.  We also purchase individual property reinsurance coverage for certain risks to reduce large loss volatility through property-per-risk excess of loss reinsurance programs and individual risk facultative reinsurance. We also maintain excess of loss casualty reinsurance programs that provide protection for individual risk or catastrophe losses involving workers compensation, general liability, automobile liability or umbrella liability, as well as corporate accident losses. In addition, we have a reinsurance cover with NICO, which entitles us to recover up to $2.5 billion in ultimate loss and LAE incurred related primarily to claims arising from business written prior to 1992 for asbestos claims and prior to 1987 for environmental claims, and certain other exposures. Refer to our 2009 Annual Report on Form 10-K for a complete discussion regarding our reinsurance protections. The availability and cost of reinsurance protection is subject to market conditions, which are outside of our control. Limiting our risk of loss through reinsurance arrangements serves to mitigate the impact of large losses; however, the cost of this protection in an individual period may exceed the benefit.

For the three months ended September 30, 2010, our net combined ratio was higher than our gross combined ratio by 5.5 points, primarily due to the impact of the business fronted under the Commercial Lines Transaction and reinsured under the Personal Lines Transaction, and to a lesser extent the cost of catastrophe reinsurance and also casualty reinsurance, partially offset by losses ceded under facultative reinsurance. As a result of the Commercial Lines Transaction and the Personal Lines Transaction, the cost of catastrophe reinsurance in the three months ended September 30, 2010 was 2.0 points lower than that in the prior period. For the three months ended September 30, 2009, our net combined ratio was higher than our gross combined ratio by 5.8 points, primarily due to the cost of catastrophe, facultative and property reinsurance.

Insurance Operations— Nine months ended September 30, 2010 versus nine months ended September 30, 2009

Overview.  We reported a GAAP combined ratio of 102.2% for the nine months ended September 30, 2010, compared to 94.7% for the nine months ended September 30, 2009. The increase in our combined ratio was primarily due to higher current accident year catastrophe and non-catastrophe losses and higher policy acquisition expenses, partially offset by decreased other underwriting expenses in the nine months ended September 30, 2010.

Specialty lines. Net written premiums for specialty lines increased by 6.6% to $771.6 million in the nine months ended September 30, 2010 from $724.0 million in the nine months ended September 30, 2009. The increase was due to solid retention levels for many of the businesses. The increase reflects a $32.3 million increase in net written premiums compared to the prior year period from OBPI. The increase compared to the prior year period was also due to an $8.8 million increase in net written premiums from A&H, an $8.0 million increase in net written premiums from EBI, a $6.5 million increase in net written premiums from our collector cars and boats business, a $6.4 million increase in net written premiums from OneBeacon Energy and a $5.0 million increase in net written premiums from OBGR, partially offset by a $6.5 million decrease in net written premiums from OBSP, a $5.5 million decrease in net written premiums from PIM and a $4.5 million decrease in net written premiums from IMU.

The specialty lines combined ratio for the nine months ended September 30, 2010 increased to 94.4% from 82.7% for the nine months ended September 30, 2009. The loss and LAE ratio increased by 12.0 points to 55.9% while the expense ratio decreased by 0.3 points to 38.5%. The increase in the loss and LAE ratio was primarily due to lower favorable loss reserve development. The nine months ended September 30, 2010 included 2.8 points of favorable loss reserve development primarily related to professional liability, compared to 9.8 points of favorable loss reserve development related to professional liability in the prior year period. Further, the nine months ended September 30, 2010 included a 5.0 point increase in current accident year losses, compared with the nine months ended September 30, 2009. The nine months ended September 30, 2010 included the impact of a number of large losses experienced at PIM, IMU and EBI. The nine months ended September 30, 2010 also included 2.5 points of catastrophe losses, primarily related to severe wind and rainstorms in the northeastern U.S. experienced in the first quarter and elsewhere in the U.S. in the second quarter. The nine months ended September 30, 2009 included 2.2 points of current accident year catastrophe losses. The expense ratio was essentially flat with a decrease in policy acquisition expenses substantially offset by an increase in other underwriting expenses.

Personal lines. As described above, on July 1, 2010, we completed the sale of our traditional personal lines business to Tower. Net written premiums for personal lines decreased by 40.0% to $238.6 million in the nine months ended September 30, 2010 from $397.9 million in the nine months ended September 30, 2009. In traditional personal lines, net written premiums decreased by 45.2% as a result of completing the Personal Lines Transaction to $178.5 million. Further, net written premiums at AutoOne decreased by 16.4% to $60.2 million primarily due to actions taken to reduce our exposure in the voluntary private passenger automobile market. Personal lines earned premiums for the three months ended September 30, 2010 included the benefit of a $5.5 million correction of unearned LAD fees.

The personal lines combined ratio for the nine months ended September 30, 2010 increased to 109.2% from 106.1% for the nine months ended September 30, 2009. The loss and LAE ratio increased by 1.0 point to 76.2%, while the expense ratio increased by 2.1 points to 33.0%. The increase in the expense ratio was primarily due to the impact of other underwriting expenses as well as increased policy acquisition expenses as expenses have not decreased proportionately with the reduction in earned premiums. The increase in the loss and LAE ratio was mainly due to a 9.4 point increase in current accident year losses, which included a 5.1 point increase in current accident year catastrophe losses, primarily related to severe wind and rainstorms in the northeastern U.S., compared to 0.1 point of catastrophe losses in the prior period, as well as a 4.3 point increase in current accident year non-catastrophe losses primarily driven by results in the automobile line, as compared with the prior year period. The increase was partially offset by 0.7 points of favorable loss reserve development in the nine months ended September 30, 2010, compared with 7.7 points of adverse loss reserve development in the nine months ended September 30, 2009, related to AutoOne and traditional personal lines.

Run-off.  Net written premiums for run-off decreased by 102.0% to $(7.1) million in the nine months ended September 30, 2010, compared to $349.3 million in the nine months ended September 30, 2009. Net written premiums from non-specialty commercial businesses were $(7.7) million in the nine months ended September 30, 2010, compared with $349.2 million in the nine months ended September 30, 2009. The decrease was due to the Commercial Lines Transaction, as described above. Net written premiums from legacy run-off business were $0.6 million in the nine months ended September 30, 2010, compared with $0.1 million in the nine months ended September 30, 2009.

The run-off combined ratio for the nine months ended September 30, 2010 increased to 120.2% from 103.7% for the nine months ended September 30, 2009. The loss and LAE ratio increased by 14.1 points to 80.4%, while the expense ratio increased by 2.4 points to 39.8%. The increase in the loss and LAE ratio was primarily due to a 15.3 point increase in current accident year losses. The nine months ended September 30, 2010 included 9.2 points of current accident year catastrophe losses primarily related to severe wind and rainstorms in the northeastern U.S. experienced in the first quarter, compared with 2.4 points of current accident year catastrophe losses in the nine months ended September 30, 2009. In addition, current accident year non-catastrophe losses were 8.5 points higher than the prior year period due to higher-than-average levels of large losses in our non-specialty commercial business. The increase in the expense ratio was primarily due to a net increase in policy acquisition expenses and other underwriting expenses as expenses have not decreased proportionately with the reduction in earned premiums as a result of the Commercial Lines Transaction.

Results from run-off include underwriting losses from legacy run-off operations, including national accounts, certain specialty programs and regional agency business transferred to Liberty Mutual Insurance Group. Legacy run-off business generated an underwriting loss of $1.6 million in the nine months ended September 30, 2010, compared to an underwriting loss of $3.1 million in the nine months ended September 30, 2009. The change was primarily due to lower expenses in the nine months ended September 30, 2010 as compared with the prior year period. The nine months ended September 30, 2010 also included $3.3 million of loss and LAE, compared with $4.5 million of loss and LAE in the nine months ended September 30, 2009.

Reinsurance protection. For the nine months ended September 30, 2010, our net combined ratio was higher than our gross combined ratio by 5.6 points, primarily due to the cost of catastrophe and property reinsurance, with the impact of the business fronted under the Commercial Lines Transaction offset by the impact of run-off losses ceded under facultative reinsurance. For the nine months ended September 30, 2009, our net combined ratio was higher than our gross combined ratio by 4.9 points, primarily due to the cost of catastrophe, property and facultative reinsurance.

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

A summary of results from our Other Operations segment for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	($ in millions)
Net investment expense	$(0.6)	$(1.2)	$(1.9)	$(1.3)
Net realized and unrealized investment gains (losses)	0.1	(0.5)	(1.5)	(0.4)
Net other (expenses) revenues	(0.1)	0.6	(11.7)	4.1
Total revenues	(0.6)	(1.1)	(15.1)	2.4
General and administrative expenses	0.4	0.2	2.0	0.3
Accretion of fair value adjustment to loss and LAE reserves	—	1.4	—	4.1
Interest expense on debt	6.4	8.9	23.3	28.7
Total expenses	6.8	10.5	25.3	33.1
Pre-tax loss	$(7.4)	$(11.6)	$(40.4)	$(30.7)

Other Operations Results—Three months ended September 30, 2010 versus three months ended September 30, 2009

Our Other Operations segment reported a pre-tax loss of $7.4 million in the three months ended September 30, 2010, compared to a pre-tax loss of $11.6 million for the three months ended September 30, 2010. The decrease in loss was primarily related to a decrease in interest expense, reflective of actions taken to reduce outstanding debt, and a decrease in accretion of the fair value adjustment to loss and LAE reserves. Net investment expense decreased to $0.6 million in the three months ended September 30, 2010, compared to $1.2 million in the prior year period. These were partially offset by a decrease in net other (expenses) revenues to $(0.1) million in the three months ended September 30, 2010, compared to $0.6 million in the prior year period.

Other Operations Results—Nine months ended September 30, 2010 versus nine months ended September 30, 2009

Our Other Operations segment reported a pre-tax loss of $40.4 million in the nine months ended September 30, 2010, compared to a pre-tax loss of $30.7 million for the nine months ended September 30, 2009. The increase in loss was primarily related to a decrease in net other (expenses) revenues mainly due to a $10.8 million loss related to the purchase of a portion of our senior notes, compared with a $5.4 million gain related to the purchase of a portion of our senior notes in the prior year period. Net realized and unrealized investment losses increased to $1.5 million in the nine months ended September 30, 2010, compared to $0.4 million in the prior year period. Net investment expense increased to $1.9 million in the nine months ended September 30, 2010, compared to $1.3 million in the prior year period. Decreases in interest expense and accretion of the fair value adjustment to loss and LAE reserve were partially offset by an increase in general and administrative expenses.

Summary of Investment Results

Investment Philosophy

Our long-term investment philosophy has historically been to maximize our after tax total risk-adjusted return. Under this approach, each dollar of after tax investment income and realized and unrealized gains and losses is valued equally.

Our investment portfolio mix as of September 30, 2010 consisted in large part of high quality, fixed maturity investments and short-term investments, as well as a smaller allocation to equity investments which are comprised of common stock, convertible bonds and other investments such as hedge funds and private equity funds. Our management believes that prudent levels of investments in common equity securities, convertible bonds and other investments within our investment portfolio are likely to enhance long-term after tax total returns without significantly increasing the risk profile of the portfolio.

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

Investment Returns

A summary of our consolidated pre-tax investment results for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	($ in millions)
Net investment income	$21.6	$34.4	$74.9	$92.2
Net realized investment gains (losses)	22.3	29.6	61.5	(35.3)
Change in net unrealized investment gains and losses	29.3	88.0	18.1	274.4
Total GAAP pre-tax investment results	$73.2	$152.0	$154.5	$331.3

Gross investment returns versus typical benchmarks for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three months ended September 30, (1)		Nine months ended September 30, (1)
	2010	2009	2010	2009
Fixed maturity investments	1.8%	4.3%	5.0%	11.7%
Short-term investments	0.0	0.1	0.0	0.5
Total fixed income	1.4	3.5	3.8	9.3
Barclays U.S. Intermediate Aggregate Index	2.1	3.2	7.0	5.9
Common stock	9.7	4.7	9.9	(13.9)
Convertible bonds	6.4	12.1	8.6	17.8
Total common stock and convertible bonds	8.7	10.4	9.4	6.3
Other investments	1.5	2.7	2.4	8.7
Total common stock, convertible bonds and other investments	6.3	7.5	7.3	7.1
S&P 500 Index (total return)	11.3	15.6	3.9	19.3
Total consolidated portfolio	2.1%	4.0%	4.3%	9.0%

(1)          Gross investment income returns exclude investment expenses of $2.1 million and $3.0 million, respectively, for the three months ended September 30, 2010 and 2009, and $6.8 million and $8.7 million, respectively, for the nine months ended September 30, 2010 and 2009.

Investment Returns—Three months ended September 30, 2010 versus three months ended September 30, 2009

Overview

Our total pre-tax investment results were $73.2 million, a return of 2.1% for the three months ended September 30, 2010, compared to $152.0 million, a return of 4.0% for the three months ended September 30, 2009. Net investment income in the three months ended September 30, 2010 was $21.6 million, a decrease of $12.8 million, compared to $34.4 million in the three months ended September 30, 2009 principally due to lower investment yields and a reduction in invested assets as a result of the Personal Lines Transaction and repurchases of our senior notes. Net realized investment gains were $22.3 million in the three months ended September 30, 2010, a decrease of $7.3 million compared to $29.6 million in the three months ended September 30, 2009. The change in net unrealized investment gains and losses was an increase of $29.3 million in the three months ended September 30, 2010, compared to an increase of $88.0 million in the three months ended September 30, 2009.

Fixed income

Our fixed income portfolio, which includes fixed maturity and short-term investments, returned 1.4% for the three months ended September 30, 2010, compared to 3.5% for the three months ended September 30, 2009. We recorded $16.1 million in net realized gains in the three months ended September 30, 2010. During the three months ended September 30, 2010 and 2009, we maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 2 years for both periods, which performed consistently with its characteristics and slightly below the Barclays U.S. Intermediate Aggregate Index benchmark for the three months ended September 30, 2010 and above for the three months ended September 30, 2009.

Common stock, convertible bonds and other investments

Our total common stock, convertible bond and other investments portfolio returned 6.3% for the three months ended September 30, 2010, compared to 7.5% for the three months ended September 30, 2009. Our total common stock and convertible bond portfolio returned 8.7% and 10.4% for the three months ended September 30, 2010 and 2009, respectively, or 2.6 points worse and 5.2 points worse, respectively, than the Standard & Poor’s 500 Index (S&P 500) benchmark.  We recorded $3.6 million in net realized gains in the three months ended September 30, 2010. Our other investment portfolio returned 1.5% for the three months ended September 30, 2010, compared to 2.7% for the three months ended September 30, 2009.

Investment Returns—Nine months ended September 30, 2010 versus nine months ended September 30, 2009

Overview

Our total pre-tax investment results were $154.5 million, a return of 4.3% for the nine months ended September 30, 2010, compared to $331.3 million, a return of 9.0% for the nine months ended September 30, 2009. Net investment income in the nine months ended September 30, 2010 was $74.9 million, a decrease of $17.3 million, compared to $92.2 million in the nine months ended September 30, 2009. The decrease was principally due to lower investment yields, a reduction in invested assets as a result of the Personal Lines Transaction and repurchases of our senior notes, and an increased allocation to lower yielding short-term investments during the first six months of 2010 in preparation for the closing of the Personal Lines Transaction.  The decrease was partially offset by a $1.7 million inflation adjustment related to our inflation indexed treasury securities for the nine months ended September 30, 2010 as compared to a $(2.0) million inflation adjustment related to these securities for the nine months ended September 30, 2009. Net realized investment gains (losses) were $61.5 million in the nine months ended September 30, 2010, an increase of $96.8 million compared to $(35.3) million in the nine months ended September 30, 2009. The increase was principally due to $46.1 million of realized gains on the sales of fixed maturity securities in the nine months ended September 30, 2010 mainly in preparation for the close of the Personal Lines Transaction and $31.6 million of realized losses on the sales of common equity investments resulting from the reduction in the size of the equity portfolio in the nine months ended September 30, 2009. The change in net unrealized investment gains and losses was an increase of $18.1 million in the nine months ended September 30, 2010, compared to an increase of $274.4 million in the nine months ended September 30, 2009.

Fixed income

Our fixed income portfolio, which includes fixed maturity and short-term investments, returned 3.8% for the nine months ended September 30, 2010, compared to 9.3% for the nine months ended September 30, 2009. We recorded $46.1 million in net realized gains in the nine months ended September 30, 2010, mainly due to sales of fixed maturity investments during the first six months of 2010 in preparation of the close of the Personal Lines Transaction. During the nine months ended September 30, 2010 and 2009, we maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 2 years for both periods, which performed consistently with its characteristics and below the Barclays U.S. Intermediate Aggregate Index benchmark for the nine months ended September 30, 2010 and above for the nine months ended September 30, 2009.

Common stock, convertible bonds and other investments

Our total common stock, convertible bond and other investments portfolio returned 7.3% for the nine months ended September 30, 2010, compared to 7.1% for the nine months ended September 30, 2009. Our total common stock and convertible bond portfolio returned 9.4% and 6.3% for the nine months ended September 30, 2010 and 2009, respectively, or 5.5 points better and 13.0 points worse, respectively, than the S&P 500 benchmark.  We recorded $15.7 million in net realized gains in the nine months ended September 30, 2010. Our other investment portfolio returned 2.4% for the nine months ended September 30, 2010, compared to 8.7% for the nine months ended September 30, 2009.

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

In circumstances where the underlying investments are publicly traded, such as the investments made by hedge funds, the fair value of the underlying investments is determined using current market prices. In circumstances where the underlying investments are not publicly traded, such as the investments made by private equity funds, the private equity fund managers have considered the need for a liquidity discount on each of the underlying investments when determining the fund’s net asset value in accordance with ASC 820. In circumstances where our portion of a fund’s net asset value is deemed to differ from fair value due to illiquidity or other factors associated with our investment in the fund, including counterparty credit risk, the net asset value is adjusted accordingly. At September 30, 2010 and December 31, 2009, we did not record a liquidity adjustment to the net asset value related to our investments in hedge funds or private equity funds.

As of September 30, 2010 and December 31, 2009, other investments reported at fair value represented approximately 5% and 4%, respectively, of the investment portfolio recorded at fair value. Other investments accounted for at fair value as of September 30, 2010 and December 31, 2009 were comprised of $73.7 million and $74.2 million, respectively, in hedge funds, $75.7 million and $58.0 million, respectively, in private equity funds and $14.1 million for both periods of an investment in a community reinvestment vehicle. At September 30, 2010 and December 31, 2009, we held investments in 14 and 15 hedge funds, respectively, and 16 private equity funds. The largest investment in a single fund was $24.0 million and $10.8 million, respectively, at September 30, 2010 and December 31, 2009.

As of September 30, 2010, other investments also included $20.8 million of an investment in a tax advantaged federal affordable housing development fund which is accounted for using the equity method.

As of September 30, 2010 and December 31, 2009, approximately 90% and 93%, respectively, of the investment portfolio recorded at fair value was priced based upon observable inputs.

The fair value measurements at September 30, 2010 and December 31, 2009 for assets recorded in accordance with ASC 825 and any related Level 3 inputs are as follows:

	Fair value at September 30, 2010	Level 3 Inputs	Level 3 Percentage
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$261.1	$—	—%
Debt securities issued by corporations	887.6	—	—
Municipal obligations	3.0	—	—
Asset-backed securities	1,055.9	23.4	2.2
Foreign government obligations	14.4	—	—
Preferred stocks	82.4	70.7	85.8
Fixed maturity investments	2,304.4	94.1	4.1
Short-term investments	234.6	—	—
Common equity securities	262.7	39.3	14.9
Convertible bonds	93.8	—	—
Other investments (1)	163.5	163.5	100.0
Total	$3,059.0	$296.9	9.7%

(1) Excludes the carrying value of $20.8 million associated with a tax advantaged federal affordable housing development fund accounted for using the equity method.

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

At September 30, 2010 and December 31, 2009, we held one private preferred stock that represented approximately 86% and 98%, respectively, of our preferred stock portfolio. We used quoted market prices for similar securities that were adjusted to reflect management’s best estimate of fair value; this security is classified as a Level 3 measurement.

In addition to the investment portfolio described above, we had $41.6 million and $27.2 million, respectively, of liabilities recorded at fair value and included in other liabilities as of September 30, 2010 and December 31, 2009. These liabilities relate to securities that have been sold short by a limited partnership in which we invest and are required to consolidate in accordance with GAAP. All of the liabilities included in the $41.6 million and $27.2 million, respectively, have been deemed to have a Level 1 designation as of September 30, 2010 and December 31, 2009.

The changes in Level 3 fair value measurements for the three and nine months ended September 30, 2010 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments	Total
	($ in millions)
Balance at January 1, 2010	$85.9	$33.8	$—	$146.3	$266.0
Amortization/accretion	(1.4)	—	—	—	(1.4)
Total net realized and unrealized gains (losses)	2.8	2.4	—	3.8	9.0
Purchases	—	—	—	9.1	9.1
Sales	(1.7)	(0.4)	—	(2.1)	(4.2)
Transfers in	—	—	—	—	—
Transfers out	(0.2)	—	—	—	(0.2)
Balance at March 31, 2010	$85.4	$35.8	$—	$157.1	$278.3
Amortization/accretion	—	—	—	—	—
Total net realized and unrealized gains (losses)	(3.2)	1.3	—	(1.7)	(3.6)
Purchases	—	—	—	9.1	9.1
Sales	—	—	—	(5.5)	(5.5)
Transfers in	—	—	—	—	—
Transfers out	(14.7)	—	—	—	(14.7)
Balance at June 30, 2010	$67.5	$37.1	$—	$159.0	$263.6
Amortization/accretion	—	—	—	—	—
Total net realized and unrealized gains (losses)	3.1	2.0	—	2.7	7.8
Purchases	23.5	0.2	—	12.6	36.3
Sales	—	—	—	(10.8)	(10.8)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at September 30, 2010	$94.1	$39.3	$—	$163.5	$296.9

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

In February 2009, we amended the terms of the securities lending program to give us more control over the investment of borrowers’ collateral and to separate the assets supporting that collateral into a segregated account. Pursuant to the amendment, (i) the guidelines for the investment of any new cash collateral as well as the reinvestment of cash were narrowed to permit investment in only cash equivalent securities, (ii) we had the authority to direct the lending agent to both sell specific collateral securities in the segregated account and to not sell certain collateral securities which the lending agent proposes to sell, and (iii) we and the lending agent agreed to manage the securities lending program toward an orderly wind-down. In May 2009, we instructed the lending agent not to make any additional loans of securities and to recall all of the securities on loan and fund the return of collateral to the borrower. As a result of the actions described above, the securities lending assets are no longer segregated and are included within our investment securities. As of September 30, 2010, $1.7 million in collateral had not been returned to the borrower.

Liquidity and Capital Resources

Operating cash and short-term investments

Our sources and uses of cash are as follows:

Holding company level. The primary sources of cash for OBH are expected to be distributions and tax sharing payments received from our insurance operating subsidiaries, financing activities, net investment income and proceeds from sales and maturities of holding company investments. The primary uses of cash are expected to be interest payments on our debt obligations, repurchases and retirements of our debt, purchases of investments, tax payments, contributions to our operating subsidiaries and holding company operating expenses.

Operating subsidiary level. The primary sources of cash for our operating subsidiaries are expected to be premium collections, financing activities, net investment income and proceeds from sales and maturities of investments. The primary uses of cash are expected to be claim payments, policy acquisition costs, interest payments on our debt obligations, repurchases and retirements of our debt obligations, operating expenses, purchases of investments and distributions and tax sharing payments made to parent holding companies.

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

Both internal and external forces influence our financial condition, results of operations and cash flows. Claim settlements, premium levels and investment returns may be impacted by changing rates of inflation and other economic conditions. In many cases, significant periods of time, ranging up to several years or more, may lapse between the occurrence of an insured loss, the reporting of the loss to us and the settlement of the liability for that loss. The exact timing of the payment of claims and benefits cannot be predicted with certainty. Our operating subsidiaries maintain portfolios of invested assets with varying maturities and a substantial amount of cash and short-term investments to provide adequate liquidity for the payment of claims.

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

Generally, our regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period in an amount equal to the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. Based on 2009 statutory surplus of $1.6 billion, our top tier regulated insurance operating subsidiaries have the ability to pay approximately $157 million of dividends during 2010, subject to the availability of unassigned funds. As of June 30, 2010, our top tier regulated insurance operating subsidiaries had $0.9 billion of unassigned funds. As of September 30, 2010, we had approximately $38 million of unrestricted net cash, short-term investments and fixed maturity investments outside of our regulated insurance operating subsidiaries.

During the nine months ended September 30, 2010, our top tier regulated operating subsidiaries distributed $651.0 million to OneBeacon Insurance Group LLC. This amount included $71.0 million in ordinary dividends, $410.0 million in extraordinary dividends and $170.0 million representing a return of capital. During the nine months ended September 30, 2010, our unregulated insurance operating subsidiaries paid $8.1 million of dividends to their immediate parent.

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

Insurance float can increase in a number of ways, including through acquisitions of insurance operations, organic growth in existing insurance operations and recognition of losses that do not cause a corresponding reduction in investment assets. Conversely, insurance float can decrease in a number of other ways, including sales of insurance operations, shrinking or run-off of existing insurance operations, the acquisition of operations that do not have substantial investment assets (e.g., an agency) and the recognition of gains that do not cause a corresponding increase in investment assets. We have historically obtained our insurance float through both acquisitions and organic growth. We intend to generate low-cost float over time through a combination of acquisitions and/or by organic growth in our ongoing insurance operations. However, we will seek to increase our insurance float organically only when market conditions allow for an expectation of generating underwriting profits.

Certain operational leverage metrics can be measured with ratios that are calculated using insurance float. There are many activities that do not change the amount of insurance float at an insurance company but can have a significant impact on the company’s operational leverage metrics. For example, investment gains and losses, foreign currency gains and losses, debt issuances and repayments, common share issuances and repurchases and dividends paid to shareholders are all activities that do not change insurance float but that can meaningfully impact operational leverage metrics.

The following table illustrates our consolidated insurance float position and four operational leverage ratios based on insurance float and net invested assets as of September 30, 2010 and December 31, 2009.

	September 30,	December 31,
	2010	2009
	($ in millions)
Total investments	$3,079.8	$3,987.7
Cash	34.5	43.6
Accounts receivable on unsettled investment sales	10.4	24.2
Accounts payable on unsettled investment purchases	(50.6)	(7.6)
Net invested assets	$3,074.1	$4,047.9
OB Holdings’ common shareholder’s equity	$1,199.8	$1,391.5
Debt	419.5	620.5
Total capital	$1,619.3	$2,012.0
Insurance float	$1,454.8	$2,035.9
Insurance float as a multiple of total capital	0.9x	1.0x
Net invested assets as a multiple of total capital	1.9x	2.0x
Insurance float as a multiple of OB Holdings’ common shareholder’s equity	1.2x	1.5x
Net invested assets as a multiple of OB Holdings’ common shareholder’s equity	2.6x	2.9x

During the nine months ended September, 30, 2010, insurance float decreased by approximately $390 million primarily as a result of the Personal Lines Transaction.

Financing

The following table summarizes our capital structure as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
	($ in millions)
Senior Notes, carrying value	$419.5	$606.5
Other debt	—	14.0
Total debt	419.5	620.5

OB Holdings’ common shareholder’s equity	1,199.8	1,391.5
Total capital	$1,619.3	$2,012.0
Ratio of debt to total capital	25.9%	30.8%

We believe that we have the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. However, we can provide no assurance that, if needed, we would be able to obtain additional debt or equity financing on satisfactory terms, if at all.

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

During the second quarter of 2010, we repurchased and retired $18.2 million of outstanding Senior Notes for $18.9 million, which resulted in a $0.7 million loss. During the first quarter of 2010, we repurchased and retired $11.5 million of outstanding Senior Notes for $11.9 million, which resulted in a $0.5 million loss. During the first quarter of 2010, OneBeacon Insurance Company (OBIC) purchased $1.1 million of outstanding Senior Notes for $1.1 million. During the second quarter of 2009, OBIC purchased $37.3 million of outstanding Senior Notes for $35.2 million, which resulted in a $1.9 million gain. During the first quarter of 2009, we repurchased and retired $10.6 million of outstanding Senior Notes for $8.1 million, which resulted in a $2.5 million gain.

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

The Senior Notes were issued under an indenture which contains restrictive covenants that, among other things, limit the ability of White Mountains, OBH and their respective subsidiaries, which includes us, as a subsidiary of White Mountains, to create liens and enter into sale and leaseback transactions and substantially limit the ability of White Mountains, OBH and its respective subsidiaries, which includes us, to consolidate, merge or transfer their properties and assets. The indenture does not contain any financial ratios or specified levels of net worth or liquidity to which White Mountains or OBH must adhere. At September 30, 2010, White Mountains and OBH were in compliance with all of the covenants under the Senior Notes.

The indenture also contains a cross default provision which provides that if White Mountains as guarantor has a payment default in excess of $25 million under a credit agreement, mortgage or similar debt agreement, the default provisions under the indenture to the Senior Notes will be triggered. White Mountains has a revolving credit facility which provides for borrowing up to a maximum of $475 million and which contains restrictive financial covenants. As of September 30, 2010, the facility was undrawn. At September 30, 2010, White Mountains was in compliance with all of the covenants under the facility. Refer to “Note 16. Related Party Disclosures” of the Company’s 2009 Annual Report on Form 10-K.

Ratings

On September 13, 2010, A.M. Best Company, Inc. affirmed our financial strength rating of “A” (Excellent, the third highest of fifteen ratings) and the credit rating on the Senior Notes of “bbb” (Good, the ninth highest of twenty-five creditworthiness ratings). On July 1, 2010, Fitch, Inc. changed the outlook on all of our credit and insurance financial strength ratings from negative to stable. On July 2, 2010, Standard & Poor’s Rating Service (Standard & Poor’s) lowered the credit rating on the Senior Notes from “BBB” (Adequate, the ninth highest of twenty-two creditworthiness ratings) on watch negative to “BBB-” (Adequate, the tenth highest of twenty-two creditworthiness ratings) with a stable outlook. At the same time, Standard & Poor’s lowered the insurance financial strength ratings our principal insurance operating subsidiaries from “A” (Strong, the sixth highest of twenty-one ratings) on watch negative to “A-” (Strong, the seventh highest of twenty-one ratings) with a stable outlook. We do not expect the changes in ratings or outlooks noted above to have a material impact on our ability to raise new debt or the cost thereof.

Cash Flows

Detailed information concerning our cash flows for the nine months ended September 30, 2010 and 2009 follows:

Cash flows from operations for the nine months ended September 30, 2010 and 2009

Net cash flows (used for) provided from operations were $(13.4) million and $141.9 million, respectively, for the nine months ended September 30, 2010 and 2009. Net cash flows from operations in the first nine months of 2010 and 2009 were adversely impacted by declining net investment income, primarily due to lower overall portfolio yields, shifts in portfolio mix to lower risk, lower yield investments and a decrease in the overall invested asset base. In addition, the decline in cash flows from operations for the nine months ended September 30, 2010 reflects the impact of the Commercial Lines Transaction and Personal Lines Transaction.

Cash flows from investing and financing activities for the nine months ended September 30, 2010

Financing and Other Capital Activities

During the first nine months of 2010, we declared and paid $270.0 million of cash dividends to OneBeacon U.S. Enterprises Holdings, Inc. (OBEH).

During the first nine months of 2010, we paid a total of $18.1 million of interest on our debt obligations, including $17.8 million of interest on the Senior Notes.

During the first nine months of 2010, OBIC purchased a portion of the Senior Notes for $1.1 million.

During the first nine months of 2010, OBH repurchased and retired a portion of the Senior Notes for $30.8 million.

During the second quarter of 2010, OBH repurchased and retired a portion of the Senior Notes for $165.4 million in a cash tender offer.

During the first quarter of 2010, we repaid the $14.0 million outstanding balance on the note issued in connection with the acquisition of the Atlantic Specialty Insurance Company

Acquisitions and Dispositions

During the third quarter of 2010, we completed the Personal Lines Transaction and received $166.6 million as consideration.

Other Liquidity and Capital Resource Activities

During the third quarter of 2010, we made payments with respect to our long-term incentive compensation plans totaling $5.5 million, in cash. These payments were made primarily with respect to 199,774 performance shares and 37,650 performance units for various performance cycles. As a result of the Commercial Lines Transaction and the Personal Lines Transaction, payments were made to certain former employees of OneBeacon prior to the end of the performance cycle on a pro rata basis. During the first quarter of 2010, we made payments with respect to our long-term incentive compensation plans totaling $21.4 million, in cash or by deferral into certain of our non-qualified compensation plans. These payments were made primarily with respect to 682,344 performance shares for the 2007-2009 performance cycle.

During the third quarter of 2010, OBIG had drawn $188.0 million under the $200.0 million credit facility with OBH. On October 15, 2010, OBIG repaid the $188.0 million in its entirety.

Cash flows from investing and financing activities for the nine months ended September 30, 2009

Financing and Other Capital Activities

During the first nine months of 2009, we declared and paid $57.1 million of cash dividends to OBEH.

During the first nine months of 2009, we paid a total of $21.6 million of interest on our debt obligations, including $20.2 million of interest on the Senior Notes, and repaid a total of $2.2 million of principal on our debt obligations.

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

Critical Accounting Estimates

Refer to the Company’s 2009 Annual Report on Form 10-K for a complete discussion regarding our critical accounting estimates. As of September 30, 2010, there were no material changes to our critical accounting estimates.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to our 2009 Annual Report on Form 10-K and in particular item 7A — “Quantitative and Qualitative Disclosures About Market Risk”.  As of September 30, 2010, there were no material changes to the market risks described in our most recent Annual Report on Form 10-K.

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

The CEO and CFO of OB Holdings (the principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the CEO and CFO have concluded that as of September 30, 2010, our disclosure controls and procedures are adequate and effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms. There were no significant changes with respect to our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 30, 2010.

PART II.               OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS

The Company from time to time is involved in various routine legal proceedings.  We believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations.

ITEM 1A.       RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A — “Risk Factors” of our 2009 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 30, 2010, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

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

OneBeacon U.S. Holdings, Inc.

	By:	/s/ ANN MARIE ANDREWS
Ann Marie Andrews
Date: November 10, 2010		Chief Accounting Officer