Form 10-K
period 2010-12-31
OneBeacon U.S. Holdings, Inc.
filed 2011-03-16
CIK 1162000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of voting shares of Common Stock held by non-affiliates of the Registrant as of June 30, 2010 was $0, because all of the outstanding shares of Common Stock were owned by OneBeacon U.S. Enterprises Holdings, Inc., an indirect wholly-owned subsidiary of OneBeacon Insurance Group, Ltd.

As of March 16, 2011, there were 505 outstanding shares of Common Stock, $1.00 par value per share, of the Registrant.

The Registrant meets the conditions set forth in General Instruction (I) (1) (a) and (b) of Form 10-K and is therefore filing this Form with reduced disclosure format.

*                                         Item prepared in accordance with General Instruction I (2) of Form 10-K

**                                  Item omitted in accordance with General Instruction I (2) of Form 10-K

PART I

ITEM 1.  BUSINESS

Overview

OneBeacon U.S. Holdings, Inc., (OBH or the Company, and collectively with its subsidiaries, OB Holdings, we, us, or our),  was created in 2000 by White Mountains Insurance Group, Ltd. (White Mountains) to acquire and subsequently be the holding company for OneBeacon Insurance Group LLC (together with its subsidiaries, OneBeacon). White Mountains is a holding company whose businesses provide property and casualty insurance, reinsurance and certain other products. On June 1, 2001, OBH acquired OneBeacon from Aviva plc (Aviva, formerly CGNU), (the OneBeacon Acquisition).

During 2006, White Mountains undertook an internal reorganization and formed OneBeacon Insurance Group, Ltd. (OBIG) for the purpose of holding certain of its property and casualty insurance businesses. As part of this reorganization, certain of White Mountains’ businesses that were historically indirect wholly-owned subsidiaries of White Mountains, including OBH, became indirect wholly-owned subsidiaries of OBIG. During the fourth quarter of 2006, White Mountains sold 27.6 million or 27.6% of OBIG’s common shares in an initial public offering. As of December 31, 2010, White Mountains owned 76.0% of OBIG’s common shares.

We are a property and casualty insurance writer that offers a wide range of specialty insurance products and services through independent agencies, regional and national brokers, wholesalers and managing general agencies. As a specialty company, we are guided by a focus on certain products and/or customer or industry groups where we believe our targeted approach and expertise deliver a competitive advantage. We believe specialization will result in superior returns as compared to a more “generalist” underwriting approach and that our knowledge regarding our targeted industries, classes and risk characteristics provides us with a competitive edge for our terms and conditions on individual accounts. Our products cover or include: professional liability, marine, collector cars and boats, property and inland marine, excess property, accident and health, technology, public entities, energy, entertainment, sports and leisure, tuition reimbursement and excess and surplus lines.

Our reportable segments are Specialty Insurance Operations, Other Insurance Operations and Investing, Financing and Corporate Operations. The Specialty Insurance Operations segment is comprised of twelve underwriting units that are aggregated into three major underwriting units for financial reporting:  MGA Business, Specialty Industries and Specialty Products, representing an aggregation of our specialty businesses based on those that are distributed through managing general agencies (MGAs), those that are targeted to specific industries and those that offer targeted products. Our Other Insurance Operations segment includes AutoOne Insurance (AutoOne), a division that offers products and services to assigned risk markets. Other Insurance Operations also includes the results of the non-specialty commercial lines business and the traditional personal lines business, both described below, other run-off business and certain purchase accounting adjustments relating to the OneBeacon Acquisition. Investing, Financing and Corporate Operations includes the investing and financing activities for OB Holdings on a consolidated basis, and certain other activities conducted through our holding company, OBH. Our corporate headquarters are located at 601 Carlson Parkway, Minnetonka, Minnesota 55305.

Our principal operating subsidiaries are rated “A” (Excellent, the third highest of fifteen financial strength ratings) by A.M. Best Company, Inc. (A.M. Best), “A-” (Strong, the seventh highest of twenty-one financial strength ratings) by Standard & Poor’s Rating Service (Standard & Poor’s), “A2” (Good, the sixth highest of twenty-one financial strength ratings) by Moody’s Investors Service, Inc. (Moody’s) and “A” (Strong, the sixth highest of twenty-one financial strength ratings) by Fitch, Inc. (Fitch).

In the year ended December 31, 2010, our net written premiums totaled $1.2 billion and we had total assets of approximately $5.9 billion and total OB Holdings’ common shareholder’s equity of $1.0 billion at December 31, 2010.

Significant Transactions

Historically, we have offered a range of specialty, commercial and personal products and services, however, in the wake of recent transactions we are now focused exclusively on specialty business. In addition, the transactions freed up significant capital, increased our financial flexibility and substantially reduced our catastrophe exposure.

Commercial lines.  On December 3, 2009, we sold the renewal rights to our non-specialty commercial lines business to The Hanover Insurance Group (The Hanover). The transaction included small commercial accounts and the non-specialty portion of the middle-market business, beginning with January 1, 2010 effective dates (the Commercial Lines Transaction).

Personal lines.  On July 1, 2010, we completed the sale of our traditional personal lines business to Tower Group, Inc. (Tower) (the Personal Lines Transaction). The Personal Lines Transaction included two insurance companies through which the majority of the traditional personal lines business was written on a direct basis, two attorneys-in-fact managing the reciprocal insurance exchanges (reciprocals) that wrote the traditional personal lines business in New York and New Jersey, the surplus notes issued by the New York and New Jersey reciprocals and the remaining renewal rights to certain other traditional personal lines insurance policies. In addition, the Personal Lines Transaction included the execution of reinsurance agreements with certain subsidiaries of the Company pursuant to which we cede, on a 100% quota share basis, traditional personal lines business not directly written by companies included in the sale and assume, on a 100% quota share basis, non-traditional personal lines business written directly by York Insurance Company of Maine (York), one of the insurance companies sold.

To better align our operating and reporting structure with our business profile as a result of the transactions, we revised our segment structure into Specialty Insurance Operations, Other Insurance Operations and Investing, Financing and Corporate Operations, as described above. As part of the resegmentation, agency results for business written on our paper and in which we have an ownership interest have been reclassified within underwriting results. Prior periods have been reclassified to conform to the current presentation. Previously, we reported and managed our business through an Insurance Operations segment and an Other Operations segment. Within the Insurance Operations segment, we reported and managed our specialty lines businesses within a specialty lines underwriting unit and our traditional personal lines businesses and AutoOne within a personal lines underwriting unit, nearly all of which was subject to the Personal Lines Transaction. The Insurance Operations segment also included run-off business, which consisted primarily of non-specialty commercial lines business and other run-off business. Certain other activities conducted through the Company were included in our Other Operations segment. Investing and Financing activities were included within the Insurance Operations segment if they were owned or owed by insurance company legal entities or within the Other Operations segment if they were owned or owed by holding company legal entities. Prior periods have been reclassified to conform to the current presentation.

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

Property and Casualty Insurance Overview

Generally, property and casualty insurance companies write insurance policies in exchange for premiums paid by their customers (the insured). An insurance policy is a contract between the insurance company and the insured where the insurance company agrees to pay for losses suffered by the insured that are covered under the contract. Such contracts often are subject to subsequent legal interpretation by courts, legislative action and arbitration. Property insurance generally covers the financial consequences of accidental losses to the insured’s property, such as a business’ building, inventory and equipment or personal property. Casualty insurance (often referred to as liability insurance) generally covers the financial consequences of a legal liability of an individual or an organization resulting from negligent acts and omissions causing bodily injury and/or property damage to a third party. Claims on property coverage generally are reported and settled in a relatively short period of time, whereas those on casualty coverage can take years, even decades, to settle.

We derive substantially all of our revenues from earned premiums, investment income and net realized and unrealized gains and losses on investment securities. Earned premiums represent premiums received from insureds, which are recognized as revenue over the period of time that insurance coverage is provided (i.e., ratably over the life of the policy). A significant period of time normally elapses between the receipt of insurance premiums and the payment of insurance claims. During this time, we invest the premiums, earn investment income and generate net realized and unrealized gains and losses on investment securities.

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

Specialty Insurance Operations

Our Specialty Insurance Operations is a collection of niche businesses that focus on solving the unique needs of particular customer or industry groups on a national scale. We provide distinct products and offer tailored coverages and services, managed by seasoned teams of market specialists. Some of these businesses maintain stand-alone operations and distribution channels targeting their specific customer groups. The majority of these businesses are focused on smaller property-casualty insurance segments where particular expertise and relationships with similarly focused distribution partners have resulted historically in strong operating results. These businesses maintain their competitive advantage through a deep knowledge of their respective customers and markets. We have added, and expect to continue to add, new businesses both organically and through acquisition, guided by our focus on profitable growth while prudently managing underwriting risk.

Our Specialty Insurance Operations segment is comprised of twelve underwriting units that are aggregated into three major underwriting units for financial reporting:  MGA Business, Specialty Industries and Specialty Products.

MGA Business

Our MGA Business underwriting unit includes:

•                  Collector Cars and Boats:  Through our exclusive partnership with the Hagerty Insurance Agency (Hagerty), we offer tailored coverages for collectible vehicles and wooden boats, automotive museums and restoration shops. Notable features include agreed value for the insured vehicle or boat, flexible usage, and overseas shipping/foreign touring coverage — all supported by in-house claims expertise. Our relationship with Hagerty has an initial term of five years and will be up for renewal in the second quarter of 2013.

•                  A.W.G. Dewar (Dewar):  Dewar has been a leading provider of tuition reimbursement insurance since 1930. Dewar’s product protects both schools and parents from the financial consequences of a student’s withdrawal or dismissal from school. We have an ownership interest of approximately 80% in the Dewar agency.

•                  OneBeacon Entertainment (OBE):  OBE provides specialized commercial insurance products, including professional liability coverages, for the entertainment, sports and leisure industries. OBE encompasses Entertainment Brokers International Insurance Services (EBI), which we acquired in July 2008 and continues to operate as a managing agency offering additional specialized coverages through a network of independent agents and brokers.

Specialty Industries

Our Specialty Industries underwriting unit includes:

•                  International Marine Underwriters (IMU):  IMU traces its roots to the early 1900s. This group offers a full range of ocean marine insurance products including, but not limited to, commercial hull and marine liabilities at both the primary and excess levels; ocean and air cargo with coverage extensions such as inland transit, warehousing, and processing; yachts; and several marine “package” products with comprehensive property, auto and liability coverage.

•                  OneBeacon Technology Insurance (OBTI):  OBTI offers worldwide insurance solutions for the technology sector. Our InfoTech coverages feature professional liability, data privacy, products liability, and property and business income targeting the software, hardware manufacturing, telecommunications service industries and solar energy. Our MedTech offerings include products and general liability as well as human clinical trials, property and business income well suited for manufacturers of diagnostic and therapeutic medical devices, veterinary products and biologic devices. Our team fields an expert staff in both Risk Control and Technology Claims handling.

•                     Specialty Accident and Health (A&H):  A&H offers accident and health insurance principally through four segments: Commercial (midsized organizations to Fortune 1000 companies); Transportation (trucking and courier); Programs (associations and other affinity groups); and Services (bundled and unbundled). A&H’s products include accidental death and dismemberment, occupational accident, non-truckers liability, vehicle physical damage and other accident and health coverages. A&H also manages OneBeacon Services, which provides employers and affinity groups with access to a suite of services including a discounted prescription drug program, identity theft resolution services and travel assistance services.

•                  OneBeacon Government Risks (OBGR):  OBGR provides protection for midsized municipalities and counties, special districts including water and sanitation, non-rail transit authorities and other publicly funded agencies. Coverages include property, casualty and professional liability comprised of law enforcement, public officials and employment practices liability offered on a fully insured, deductible, self-insured retention or assumed reinsurance basis.

•                  OneBeacon Energy Group (OBEG):  OBEG focuses on mid-market upstream and midstream conventional energy business, alternative and renewable energy producers, alternative fuel producers and related service and manufacturing enterprises. The business offers a full array of property, inland marine and casualty insurance, including property damage, boiler and machinery breakdown, general liability, auto liability and umbrella liability. OBEG continues to develop and expand product offerings to serve customers’ needs. OBEG does not offer offshore energy products.

Specialty Products

Our Specialty Products underwriting unit includes:

•                  OneBeacon Professional Insurance (OBPI):  OBPI specializes in professional liability solutions for targeted industries including hospitals, long-term care facilities, medical facilities, physician groups, media organizations, lawyers, real estate professionals, design professionals, financial services and technology providers. Additionally, OBPI provides employment practices liability insurance, management liability and tailored products for complex organizations including health care provider excess insurance and HMO reinsurance. General liability, property and workers’ compensation coverages are also available for financial institutions. OBPI’s policies are primarily issued on a “claims made” basis, which generally covers claims that are made against an insured during the time period when a liability policy is in effect.

•                  OneBeacon Property and Inland Marine (PIM):  PIM provides monoline property and inland marine products. The business’ property focus is on the real estate, health care, education, aviation, and municipality sectors for property coverages, while inland marine targets the construction, transportation and fine arts segments. PIM delivers creative and tailored solutions that fit our customers’ unique needs through broad coverage forms, specialized risk control and claims-handling capabilities.

•                  OneBeacon Specialty Property (OBSP):  OBSP provides excess property and inland marine coverages that augment primary policies or self-insured retentions. Target classes of business include apartments and condominiums, commercial real estate, small-to-medium manufacturing, retail/wholesale, education and public entities. OBSP products are provided primarily through surplus lines wholesalers.

•                  OneBeacon Excess and Surplus (OBES):  Our newest business, OBES was established in July 2010 both to support our current businesses and to write selectively in the excess and surplus market. OBES includes OneBeacon Environmental which offers specialized environmental insurance products designed to address a broad range of exposures faced by businesses. Capabilities include commercial general liability, contractors environmental liability, professional liability, environmental premises liability, products pollution liability and follow-form excess.

For the years ended December 31, 2010, 2009 and 2008, our Specialty Insurance Operations net written premiums by underwriting unit were as follows:

	Year ended December 31,
	2010	2009	2008
	($ in millions)
MGA Business(1)	$269.2	$256.7	$181.4
Specialty Industries	317.6	292.3	279.7
Specialty Products	401.2	397.2	375.8
Total Specialty Insurance Operations	$988.0	$946.2	$836.9

(1)                                 Collector cars and boats began writing premiums in the second quarter of 2008. EBI was acquired in the third quarter of 2008.

Geographic Concentration

Substantially all of our net written premiums are derived from business produced in the United States. Business from Specialty Insurance Operations was produced in the following states:

	Year ended December 31,
	2010	2009	2008
California	13.4%	12.8%	12.1%
New York	8.8	9.0	9.2
Texas	6.7	7.0	6.5
Florida	5.6	5.5	5.7
Massachusetts	5.0	5.5	5.2
New Jersey	3.8	4.3	4.4
Other(1)	56.7	55.9	56.9
Total	100.0%	100.0%	100.0%

(1)                                  No individual state was greater than 4% of net written premiums, except as noted above.

Other Insurance Operations

Our Other Insurance Operations includes AutoOne, the division that offers products and services to the assigned risk market. AutoOne is a market leader in “assigned risk” business in New York. Assigned risk plans provide automobile insurance for individuals unable to secure coverage in the voluntary market. Insurance carriers are obliged to accept future assignments from state assigned risk pools as a condition of maintaining a license to write automobile business in the state. However, carriers may satisfy their assigned risk obligation by buying out of their assignments through an agreement with an approved Assigned Risk Servicing Company or limit their assignments through the purchase and transfer of “credits” (for example, take-out, territorial and youthful driver credits). AutoOne offers services known as Limited Assignment Distribution (LAD) and Commercial Limited Assignment Distribution (CLAD), and credit programs to insurance carriers. AutoOne provides 28 LAD and CLAD programs in 21 states and the District of Columbia where assigned risk obligations may be assumed by a servicing carrier under a negotiated fee arrangement.

Our Other Insurance Operations also includes run-off business, which consists primarily of non-specialty commercial lines business included in the Commercial Lines Transaction, as well as national accounts, certain specialty programs and regional agency business transferred to Liberty Mutual Insurance Group (Liberty Mutual) effective November 1, 2001. Additionally, our Other Insurance Operations includes the traditional personal lines business sold as part of the Personal Lines Transaction and certain purchase accounting adjustments relating to the OneBeacon Acquisition.

On December 3, 2009, we sold the renewal rights to our non-specialty commercial lines business to The Hanover. The Commercial Lines Transaction included small commercial accounts and the non-specialty portion of the middle-market business, beginning with January 1, 2010 effective dates. We continue to manage claims from our non-specialty commercial lines policies written prior to the Commercial Lines Transaction. Through June 30, 2010, we also managed claims from business fronted by OneBeacon and reinsured to The Hanover. We continue to provide claims system access and first notice of loss service to The Hanover. The Hanover reimburses us for our expenses incurred to provide the claims administration services.

On July 1, 2010, we completed the sale of our traditional personal lines business to Tower. In addition, the Personal Lines Transaction included the execution of reinsurance agreements with certain subsidiaries of the Company pursuant to which we cede, on a 100% quota share basis, traditional personal lines business not directly written by companies included in the sale and assume, on a 100% quota share basis, non-traditional personal lines business written directly by York. The non-traditional personal lines business assumed back from Tower is reported within Specialty Insurance Operations. We also entered into a Transition Services Agreement (TSA), pursuant to which we provide certain services to Tower during the three-year term of the TSA. Tower reimburses us for all of our expenses incurred to provide these services.  Reimbursement for these services is netted against the expense incurred.

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

For the years ended December 31, 2010, 2009 and 2008, our net written premiums from Other Insurance Operations were as follows:

	Year ended December 31,
	2010	2009	2008
	($ in millions)
Other Insurance Operations	$248.3	$960.5	$1,126.2

Geographic Concentration

Substantially all of our net written premiums are derived from business produced in the United States. Business from Other Insurance Operations was produced in the following states:

	Year ended December 31,
	2010	2009	2008
New York	45.8%	28.3%	29.9%
Massachusetts	17.6	19.3	20.8
New Jersey	17.4	10.5	10.4
Connecticut	10.8	8.7	8.3
Maine	5.9	7.8	8.4
California	1.1	9.5	7.2
Other(1)	1.4	15.9	15.0
Total	100.0%	100.0%	100.0%

(1)                                  No individual state was greater than 3% of net written premiums.

Marketing and Distribution

We offer our products through a network of independent agents, regional and national brokers and wholesalers. Overall, we have approximately 2,900 distribution relationships across the country. In recent years, we have expanded our distribution channels to include select MGAs, either through acquisitions or exclusive relationships. These MGAs focus on a particular customer group with tailored products and services, and related expertise.

We protect the integrity of our franchise value by selectively appointing distribution partners that demonstrate business, industry knowledge and geographic profiles that align with our target markets and specialized capabilities. We believe in the added value provided by independent distribution partners as they conduct more complete assessments of their clients’ needs, which result in more appropriate coverages and prudent risk management. We also believe that agencies and brokers will continue to be a significant force in overall industry premium production.

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

We actively monitor pricing activity and measure usage of tiers, credits, debits and limits. In addition, we regularly update base rates to achieve targeted returns on capital and attempt to shift writings away from lines and classes where pricing is inadequate. To the extent changes in premium rates, policy forms or other matters are subject to regulatory approval (see “Regulatory Matters—General” and “Risk Factors—Regulation may restrict our ability to operate”), we proactively monitor our pending regulatory filings to facilitate, to the extent possible, their prompt processing and approval. Lastly, we expend considerable effort to measure and verify exposures and insured values.

Competition

Property and casualty insurance is highly competitive. Our businesses each compete against a different subset of companies. In general terms, we compete to varying degrees in one or more of our businesses with most of the large multi-line insurance companies, such as ACE Limited, Chartis Insurance, Chubb Group of Insurance Companies, CNA Insurance, Liberty Mutual Insurance Group, Travelers Insurance Group Holdings Inc. and Zurich Financial Services Ltd. We also compete with most of the specialty companies, such as Allied World Assurance Company, HCC Insurance Holdings, Inc., Ironshore Inc., Markel Corporation, RLI Corp. and W.R. Berkley Corporation. Lastly, we compete in certain of our businesses with various local and regional insurance companies.

The more significant competitive factors for most insurance products we offer are price, product terms and conditions, agency and broker relationships, and claims service. Our underwriting principles and dedication to independent distribution partners are unlikely to make us the low-cost provider in most markets. While it is often difficult for insurance companies to differentiate their products, we believe that providing superior specialty products to satisfy well-defined market needs and relying on agents and brokers who value our targeted expertise, superior claims service, and disciplined underwriting, we establish our competitive advantage. The continued existence of carriers operating with lower cost structures places ongoing pressure on our pricing and terms and conditions, which may impact our ability to compete.

Claims Management

Effective claims management is a critical factor in achieving satisfactory underwriting results. We maintain an experienced staff of appraisers, medical specialists, managers and field adjusters strategically located throughout our operating territories. We also maintain a special investigative unit designed to detect insurance fraud and abuse and support efforts by regulatory bodies and trade associations to curtail fraud.

Following the Commercial Lines Transaction and the Personal Lines Transaction, claims operations are now organized into ongoing claims and run-off claims, with specific claims resources supporting the respective operations. This approach allows us to better identify and manage claims handling costs. In addition, a shared claims service unit manages costs related to all claims staff and vendors. We have adopted a total claims cost management approach that gives equal importance to controlling claims handling expenses, legal expenses and claims payments, enabling us to lower the sum of the three. This approach requires the utilization of a considerable number of conventional metrics to monitor the effectiveness of various programs implemented to lower total loss costs. We utilize the metrics to guard against implementation of expense containment programs that will cost us more than we expect to save.

Our claims department utilizes a claims workstation to record reserves, payments and adjuster activity and, with support from expert tools, assists each claim handler in identifying recovery potential, estimating property damage, evaluating claims and identifying fraud. Our commitment and performance in fighting insurance fraud has reduced claim costs and aided law enforcement investigations.

In connection with the OneBeacon Acquisition, Aviva caused us to purchase a reinsurance contract with National Indemnity Company (NICO) to help protect against potential asbestos and environmental (A&E) claims relating to the pre-acquisition period prior to 2001 (the NICO Cover). See “Business—Catastrophe Management and Reinsurance Protection.” NICO has retained a third-party administrator (TPA), Resolute New England (Resolute) to manage the claims processing for A&E claims reinsured under the NICO Cover. Our claims department personnel are consulted by NICO and Resolute on major claims. As with all TPAs, claims department personnel continually monitor Resolute to ensure its controls, processes and settlements are appropriate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Asbestos and Environmental Reserves.”

Catastrophe Management and Reinsurance Protection

In the normal course of our business, we purchase reinsurance from high-quality, highly rated, third-party reinsurers in order to minimize loss from large losses or catastrophic events.

The timing and size of catastrophe losses are unpredictable and the level of losses experienced in any year could be material to our operating results and financial position. Examples of catastrophes include losses caused by earthquakes, wildfires, hurricanes and other types of storms and terrorist acts. The extent of losses caused by catastrophes is a function of the amount and type of insured exposure in an area affected by the event as well as the severity of the event. We use models (primarily AIR Version 12) to estimate the probability of the occurrence of a catastrophic event as well as potential losses under various scenarios. We use this model output in conjunction with other data to manage our exposure to catastrophe losses through individual risk selection and by limiting our concentration of insurance written in catastrophe-prone areas such as coastal regions. In addition, we impose wind deductibles on existing coastal windstorm exposures.

We seek to further reduce our potential loss from catastrophe exposures through the purchase of catastrophe reinsurance. Effective July 1, 2010, we renewed our property catastrophe reinsurance program through June 30, 2011. The program provides coverage for our property business as well as certain acts of terrorism. Under the program, the first $80.0 million of losses resulting from any single catastrophe are retained and the next $195.0 million of losses resulting from the catastrophe are reinsured, although we retain a co-participation (20% of losses in excess of $80.0 million up to $100.0 million and 8% of losses in excess of $100.0 million up to $140.0 million). Any loss above $275.0 million would be retained in full. In the event of a catastrophe, our property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium. We anticipate that the $275.0 million limit is sufficient to cover Northeast windstorm losses with a 0.4%-0.5% probability of occurrence (1-in-250-year event to 1-in-200-year event). This $275.0 million limit was reduced from the $850.0 million limit that our previous catastrophe reinsurance program provided. This reduction was in response to the greatly lower Northeast windstorm exposure as a result of the Commercial Lines Transaction and the Personal Lines Transaction.

Our property catastrophe reinsurance program does not cover property losses resulting from nuclear events or biological, chemical or radiological terrorist attacks or losses resulting from acts of terrorism as defined under the Terrorism Risk Insurance Act of 2002 (the Terrorism Act), as amended, committed by an individual or individuals acting on behalf of any foreign person or foreign interest. See “Business—Terrorism.”

We also purchase property-per-risk reinsurance coverage to reduce large loss volatility. The property-per-risk reinsurance program reinsures losses in excess of $10 million up to $100 million. Individual risk facultative reinsurance may be purchased above $100 million where we deem it appropriate. The property-per-risk treaty also provides one limit of reinsurance protection for losses in excess of $10 million up to $100 million on an individual risk basis for terrorism losses. However, nuclear, biological, chemical and radiological terrorist attacks are not covered.

We also maintain a casualty reinsurance program that provides protection for individual policies involving workers compensation, general liability, automobile liability, professional liability or umbrella liability in excess of $5 million up to

$21 million ($20 million for healthcare professional liability). Liability clash losses involving more than one insured are covered by a dedicated treaty up to $40 million in excess of a $10 million retention.

In addition, we have reinsurance contracts with two reinsurance companies rated “A++” (Superior, the highest of fifteen financial strength ratings) by A.M. Best and “AA+” (Very Strong, the second highest of twenty-one financial strength ratings) by Standard & Poor’s. One is the reinsurance cover with NICO which entitles us to recover up to $2.5 billion in ultimate loss and LAE incurred related primarily to A&E claims arising from business written prior to 1992 for asbestos claims and 1987 for environmental claims and certain other exposures. As of December 31, 2010, we have ceded estimated incurred losses of approximately $2.2 billion to the NICO Cover. Net losses paid totaled $1.4 billion as of December 31, 2010, with $182.1 million paid in 2010. The other contract is a reinsurance cover with General Reinsurance Corporation (GRC) for up to $570 million of additional losses on all claims arising from accident years 2000 and prior (the GRC Cover). Through December 31, 2010, we had ceded estimated incurred losses of $550 million to the GRC Cover. Pursuant to the GRC Cover, we are not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. We intend to seek reimbursement from GRC only for claims which result in payment patterns similar to those supporting our recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by us on our own investments. This cost, if any, is expected to be nominal. During the year ended December 31, 2010, we collected $61.3 million under the GRC Cover.

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

In December 2007, the U.S. government extended the Terrorism Act for seven more years until December 31, 2014. The Terrorism Act, originally enacted in 2002, established a federal “back-stop” for commercial property and casualty losses, including workers compensation, resulting from acts of terrorism by or on behalf of any foreign person or foreign interest. As extended, the law now also covers domestic acts of terrorism. The law limits the industry’s aggregate liability by requiring the federal government to share 85% of certified losses once a company meets a specific retention or deductible as determined by its prior year’s direct written premiums and limits the aggregate liability to be paid by the government and industry without further action by Congress at $100 billion. In exchange for this “back-stop,” primary insurers are required to make coverage available to commercial insureds for losses from acts of terrorism as specified in the Terrorism Act. The following types of coverage are excluded from the program: commercial automobile, burglary and theft, surety, farmowners multi-peril and all professional liability coverage except directors and officers coverage.

We estimate our individual retention level for commercial policies subject to the Terrorism Act to be approximately $135 million in 2011. Our retention is based on the previous year’s (2010) direct earned premium for subject lines of business and has dropped approximately 25% over 2010 due to the Commercial Lines Transaction. The federal government will pay 85% of covered terrorism losses that exceed our or the industry’s retention levels in 2011, up to a total of $100 billion.

Our current property and casualty catastrophe reinsurance programs provide coverage for both “certified” and “non-certified” events as defined under the Terrorism Act provided such losses are not the result of a nuclear, biological, chemical or radiological terrorist attack, or for “certified” acts committed by an individual or individuals acting on behalf of any foreign person or foreign interest. See “Business—Catastrophe Management and Reinsurance Protection.”

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

The following tables summarize our loss and LAE reserve activities for the years ended December 31, 2010, 2009 and 2008:

Year ended December 31, 2010	Specialty Insurance Operations	Other Insurance Operations(2)	Consolidated
	($ in millions)
Gross beginning balance	$704.7	$3,230.1	$3,934.8
Less beginning reinsurance recoverable on unpaid losses	(46.4)	(2,146.5)	(2,192.9)
Net loss and LAE reserves	658.3	1,083.6	1,741.9
Loss and LAE incurred relating to:
Current year losses	567.6	413.7	981.3
Prior year losses	(28.0)	(23.1)	(51.1)
Total incurred loss and LAE	539.6	390.6	930.2
Loss and LAE paid relating to (1):
Current year losses	(201.1)	(215.6)	(416.7)
Prior year losses	(215.4)	(406.7)	(622.1)
Total loss and LAE payments	(416.5)	(622.3)	(1,038.8)
Net loss and LAE reserves	781.4	851.9	1,633.3
Net loss and LAE reserves sold as part of the Personal Lines Transaction	—	(231.0)	(231.0)
Net ending balance	781.4	620.9	1,402.3
Plus ending reinsurance recoverable on unpaid losses	60.1	1,833.1	1,893.2
Gross ending balance	$841.5	$2,454.0	$3,295.5

(1)                                 Loss and LAE paid for the year ended December 31, 2010 includes $78.2 million of traditional personal lines loss reserves not directly written by York or Massachusetts Homeland Insurance Company ($2.5 million relating to current year losses and $75.7 million relating to prior year losses) ceded to Tower pursuant to the Personal Lines Transaction which closed in July 2010.

Year ended December 31, 2009	Specialty Insurance Operations	Other Insurance Operations(2)	Consolidated
	($ in millions)
Gross beginning balance	$629.9	$3,664.1	$4,294.0
Less beginning reinsurance recoverable on unpaid losses	(52.4)	(2,450.9)	(2,503.3)
Net loss and LAE reserves	577.5	1,213.2	1,790.7
Loss and LAE incurred relating to:
Current year losses	487.6	717.7	1,205.3
Prior year losses	(84.6)	1.2	(83.4)
Total incurred loss and LAE	403.0	718.9	1,121.9
Accretion of fair value adjustment to net loss and LAE reserves	—	5.4	5.4
Loss and LAE paid relating to:
Current year losses	(169.8)	(329.5)	(499.3)
Prior year losses	(152.4)	(524.4)	(676.8)
Total loss and LAE payments	(322.2)	(853.9)	(1,176.1)
Net ending balance	658.3	1,083.6	1,741.9
Plus ending reinsurance recoverable on unpaid losses	46.4	2,146.5	2,192.9
Gross ending balance	$704.7	$3,230.1	$3,934.8

Year ended December 31, 2008	Specialty Insurance Operations	Other Insurance Operations(2)	Consolidated
	($ in millions)
Gross beginning balance	$490.9	$3,989.4	$4,480.3
Less beginning reinsurance recoverable on unpaid losses	(34.9)	(2,594.6)	(2,629.5)
Net loss and LAE reserves	456.0	1,394.8	1,850.8
Loss and LAE incurred relating to:
Current year losses	412.5	775.7	1,188.2
Prior year losses	(64.8)	2.8	(62.0)
Total incurred loss and LAE	347.7	778.5	1,126.2
Accretion of fair value adjustment to net loss and LAE reserves	—	12.0	12.0
Loss and LAE paid relating to:
Current year losses	(125.9)	(369.2)	(495.1)
Prior year losses	(100.3)	(602.9)	(703.2)
Total loss and LAE payments	(226.2)	(972.1)	(1,198.3)
Net ending balance	577.5	1,213.2	1,790.7
Plus ending reinsurance recoverable on unpaid losses	52.4	2,450.9	2,503.3
Gross ending balance	$629.9	$3,664.1	$4,294.0

(2)                                  In connection with purchase accounting for the OneBeacon Acquisition, we were required to adjust to fair value our loss and LAE reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on our acquired balance sheet as of June 1, 2001. This net reduction to loss and LAE reserves of $300.0 million is being accreted through an income statement charge ratably with and over the period the claims are settled. Balances of these purchase accounting adjustments to loss and LAE reserves and related reinsurance recoverables were as follows:

	Gross Loss and LAE Reserve Balance	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserve Balance
	($ in millions)
January 1, 2008	$(238.5)	$(221.1)	$(17.4)
December 31, 2008	(210.5)	(205.1)	(5.4)
December 31, 2009	(190.5)	(190.5)	—
December 31, 2010	(176.5)	(176.5)	—

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

Section II shows the cumulative amount of net loss and LAE paid relating to recorded liabilities as of the end of each succeeding year. Section III shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. Estimates of the liability for unpaid loss and LAE are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall frequency (the average number of claims submitted per policy during a given period of time) and severity (the average value of claims submitted per policy during a given period of time) patterns, becomes known. Section IV shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2010. Section V shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2010. Section VI shows the cumulative gross (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2010.

	Loss and LAE(1)(2)
	Year ended December 31,
	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
	($ in millions)
I. Liability for unpaid loss and LAE:
Gross balance	$6,875.4	$8,320.2	$7,507.0	$6,109.0	$5,328.2	$5,713.4	$5,108.2	$4,718.8	$4,504.5	$4,125.3	$3,472.0
Less reinsurance recoverable on unpaid loss and LAE	(1,252.1)	(3,591.5)	(3,534.4)	(2,954.8)	(2,670.9)	(3,382.0)	(3,079.7)	(2,850.6)	(2,708.4)	(2,383.4)	(2,069.7)
Net balance	$5,623.3	$4,728.7	$3,972.6	$3,154.2	$2,657.3	$2,331.4	$2,028.5	$1,868.2	$1,796.1	$1,741.9	$1,402.3
II. Cumulative amount of net liability paid through:
1 year later	1,965.3	1,851.6	1,610.2	1,421.1	1,146.7	1,004.6	772.0	700.9	681.2	795.6
2 years later	3,153.0	3,039.5	2,764.2	2,274.5	1,833.5	1,547.8	1,227.3	1,114.5	1,113.9
3 years later	3,984.7	3,963.6	3,489.6	2,809.9	2,264.2	1,897.6	1,540.0	1,376.8
4 years later	4,596.8	4,529.5	3,941.0	3,135.9	2,536.1	2,131.1	1,697.9
5 years later	4,957.3	4,876.0	4,209.3	3,347.5	2,713.6	2,238.2
6 years later	5,194.4	5,092.4	4,385.4	3,487.6	2,798.7
7 years later	5,351.0	5,233.9	4,508.5	3,515.7
8 years later	5,461.4	5,343.1	4,520.1
9 years later	5,549.5	5,408.0
10 years later	5,569.7
III. Net liability re-estimated as of:
1 year later	4,730.8	4,781.3	4,110.3	3,253.4	2,763.2	2,354.3	1,980.2	1,806.2	1,712.7	1,690.8
2 years later	4,824.2	5,059.4	4,227.0	3,380.4	2,765.5	2,387.2	1,932.5	1,724.2	1,642.8
3 years later	5,294.3	5,143.8	4,344.8	3,396.2	2,852.7	2,350.7	1,873.4	1,675.2
4 years later	5,336.0	5,222.8	4,365.1	3,520.4	2,835.1	2,316.0	1,825.4
5 years later	5,383.6	5,244.3	4,497.0	3,521.5	2,839.4	2,304.6
6 years later	5,385.8	5,372.8	4,501.3	3,520.5	2,831.9
7 years later	5,490.1	5,372.9	4,513.4	3,526.2
8 years later	5,492.0	5,386.1	4,521.0
9 years later	5,506.8	5,392.9
10 years later	5,511.3
IV. Cumulative net (deficiency)/redundancy(3)	$112.0	$(664.2)	$(548.4)	$(372.0)	$(174.6)	$26.8	$203.1	$193.0	$153.3	$51.1
Percent (deficient)/redundant	2.0%	(14.0)%	(13.8)%	(11.8)%	(6.6)%	1.1%	10.0%	10.3%	8.5%	2.9%
V. Reconciliation of net liability re-estimated as of the end of the latest re-estimation period (see III above):
Gross unpaid loss and LAE latest re-estimate	$9,695.1	$10,012.8	$9,086.5	$7,406.3	$6,339.2	$5,699.1	$4,881.8	$4,503.5	$4,335.9	$4,069.1
Reinsurance recoverable latest re-estimate	(4,183.8)	(4,619.9)	(4,565.5)	(3,880.1)	(3,507.3)	(3,394.5)	(3,056.4)	(2,828.3)	(2,693.1)	$(2,378.3)
Net unpaid loss and LAE latest re-estimate	$5,511.3	$5,392.9	$4,521.0	$3,526.2	$2,831.9	$2,304.6	$1,825.4	$1,675.2	$1,642.8	$1,690.8
VI. Cumulative Gross (deficiency)/redundancy	$(2,819.7)	$(1,692.6)	$(1,579.5)	$(1,297.3)	$(1,011.0)	$14.3	$226.4	$215.3	$168.6	$56.2
Percent (deficient)/ redundant	(41.0)%	(20.3)%	(21.0)%	(21.2)%	(19.0)%	0.3%	4.4%	4.6%	3.7%	1.4%

(1)                                  This table reflects the effects of the NICO Cover and the GRC Cover as if they had been in effect for all periods presented.

(2)                                  The 10-year table is reflective of activity related to our loss and LAE reserves from Specialty Insurance Operations and Other Insurance Operations and does not include the purchase accounting adjustments for the OneBeacon Acquisition or the effect of any reserve activity from the affiliate quota share agreements. Affiliate quota shares refer to two quota share reinsurance agreements we entered into with subsidiaries of White Mountains primarily for White Mountains’ capital management purposes. These agreements were commuted in the fourth quarter of 2006 in connection with our initial public offering.

(3)                                  Our December 31, 2009 net liability for unpaid loss and LAE for Specialty Insurance Operations and Other Insurance Operations re-estimated as of one year later resulted in a net redundancy of $51.1 million.

The cumulative net redundancy/(deficiency) in the table above reflects reinsurance recoverables recorded under the NICO Cover and the GRC Cover. These covers apply to losses incurred in 2000 and prior years. As a result, they have the effect of significantly increasing our reinsurance recoverables in 2001 and reducing our net reserve deficiency for years prior to 2001 by the amount of the gross reserves ceded at the time these covers were purchased. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.”

In 2005, we increased our best estimate of gross losses related to the NICO contract by $841 million ($353 million net of other third-party reinsurance) as a result of a study of our A&E exposures. This had the effect of increasing the gross reserve deficiency for calendar years 2004 and prior. During 2008, we completed a new study of our A&E exposures. This did not result in a significant change to our best estimate of gross losses related to the NICO contract. As a result of the study, we increased our best estimate of incurred losses ceded to NICO, net of underlying reinsurance, by $83.4 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.”

The following table reconciles loss and LAE reserves for Specialty Insurance Operations and Other Insurance Operations, excluding the impact of purchase accounting adjustments, determined on a statutory basis to loss and LAE reserves determined in accordance with GAAP at December 31, as follows:

	December 31,
	2010	2009	2008
	($ in millions)
Statutory reserves	$2,681.7	$3,285.4	$3,465.0
Reinsurance recoverable on unpaid losses(1)	813.1	866.9	1,073.9
Other(2)	(22.8)	(27.0)	(34.4)
GAAP reserves	$3,472.0	$4,125.3	$4,504.5

(1)                                  Represents adjustments made to add back reinsurance recoverables on unpaid losses included with the presentation of reserves under GAAP.

(2)                                  Represents long-term workers compensation loss and LAE reserve discount in excess of statutorily defined discount.

Investing, Financing and Corporate Operations

Investing, Financing and Corporate Operations primarily consists of investing and financing activities, as well as other assets and liabilities, and general and administrative expenses incurred at the holding company level.

Investing

Overview

Invested assets are not allocated to Specialty Insurance Operations or Other Insurance Operations since we do not manage our assets by segment. Invested assets, net investment income and net realized and unrealized investment gains (losses) related to our Specialty Insurance Operations and Other Insurance segments are included in the Investing, Financing and Corporate Operations segment since these assets are available for payment of losses and expenses for all segments.

Our long-term investment philosophy has historically been to maximize our after tax risk-adjusted return while taking prudent levels of risk and maintaining a diversified portfolio. Under this approach, each dollar of after-tax investment income and realized and unrealized gains and losses is valued equally. In response to significant declines in market levels, heightened market volatility and a lack of market liquidity, we shifted our focus from total return to capital preservation in 2008 and 2009. In particular, we significantly reduced the size of our equity portfolio and managed our fixed income portfolio to avoid realizing losses. During 2010 as overall financial markets and our investment results continued to stabilize, we gradually shifted back from a focus on capital preservation to our traditional total return investment philosophy.

Our investment portfolios are managed under agreements with White Mountains Advisors LLC (WM Advisors), a registered investment advisor that is owned by White Mountains, and Prospector Partners, LLC (Prospector), a registered investment advisor. See Note 16—“Related Party Disclosures” of the accompanying consolidated financial statements. Our investment portfolio mix as of December 31, 2010 consisted in large part of high quality, fixed maturity investments and short-term investments, as well as a smaller allocation to equity investments which are comprised of common stock, convertible bonds and other investments such as hedge funds and private equity funds. Our management believes that prudent levels of investments in common equity securities, convertible bonds and other investments within our investment portfolio are likely to enhance long-term after tax total returns without significantly increasing the risk profile of the portfolio.

Fixed Income and Other Investments

WM Advisors manages our fixed income portfolio, which includes both fixed maturity and short-term investments, and our other investments portfolio. WM Advisors’ overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to their investment risks. WM Advisors generally manages the interest rate risk associated with holding fixed maturity investments by actively maintaining the average duration of the portfolio to achieve an adequate after tax total return without subjecting the portfolio to an unreasonable level of interest rate risk.

Common Equity Securities and Convertible Bonds

Prospector manages our common equity securities and convertible bonds portfolios. Prospector’s investment strategy is to maximize absolute risk-adjusted return through investments in a variety of equity, equity-related and convertible bond instruments. Prospector invests in relatively concentrated positions in the United States and other developed markets. Prospector’s philosophy is to invest for risk-adjusted return using a bottom-up, value investing approach. Preservation of capital is of the utmost importance.

Financing

Debt and the related interest expense on debt also are not allocated to or managed by segment and are included in the Investing, Financing and Corporate Operations segment.

Senior Notes

In May 2003, the Company issued $700.0 million face value of senior unsecured debt (the Senior Notes) through a public offering, at an issue price of 99.7%. The Senior Notes bear an annual interest rate of 5.875%, payable semi-annually in arrears on May 15 and November 15, until maturity on May 15, 2013.

On May 3, 2010, the Company commenced a cash tender offer for up to $200.0 million in aggregate principal amount of the Senior Notes at a price of $1,027.50 per $1,000 principal amount. Holders of Senior Notes who tendered on or before May 14, 2010 received an early tender payment of $30 for every $1,000 principal amount. Under the cash tender offer, the Company accepted and retired $156.4 million aggregate principal amount, of which $155.2 million was tendered by the early tender deadline, for purchase for $165.4 million, which resulted in a $9.6 million loss.

During 2010, the Company repurchased and retired $29.7 million of outstanding Senior Notes for $30.8 million, which resulted in a $1.2 million loss. During 2010, OneBeacon Insurance Company (OBIC) purchased $1.1 million of outstanding Senior Notes for $1.1 million. During 2009, the Company repurchased and retired $10.6 million of outstanding Senior Notes for $8.1 million, which resulted in a $2.5 million gain. During 2009, OBIC purchased $58.3 million of outstanding Senior Notes for $55.0 million, which resulted in a $2.9 million gain. During 2008, the Company repurchased and retired $24.0 million of the outstanding Senior Notes for $22.3 million, which resulted in a $1.6 million gain. As of December 31, 2010, $419.9 million face value of Senior Notes remained outstanding.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financing”.

Other Debt of Operating Subsidiaries

In connection with the acquisition of Atlantic Specialty Insurance Company (ASIC) on March 31, 2004, we issued a $20.0 million ten-year note to the seller (the Atlantic Specialty Note). We were required to repay $2.0 million of principal on the Atlantic Specialty Note each year, commencing in January 2007. The Atlantic Specialty Note accrued interest at a rate of 5.2% except that the outstanding principal amount in excess of $15.0 million accrued interest at a rate of 3.6%. During the three months ended March 31, 2009, we repaid $2.0 million on the Atlantic Specialty Note. During the three months ended March 31, 2010, we repaid $14.0 million on the Atlantic Specialty Note, representing the outstanding principal on the note.

Mortgage Note on Real Estate Owned

In connection with our December 2005 purchase of land and an office building in Canton, Massachusetts, we entered into a $40.8 million, 18-year mortgage note which had a variable interest rate based upon the lender’s 30-day LIBOR rate. Concurrent with entering into the mortgage note, we also entered into an interest rate swap to hedge our exposure to the variability in the interest rate on the mortgage note. Repayment on the mortgage note commenced in January 2009. During the three months ended March 31, 2009, we repaid $0.2 million of principal in accordance with the terms of the mortgage note. On May 7, 2009, we repaid $40.6 million, representing the outstanding principal on the mortgage note. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Mandatorily Redeemable Preferred Stock

As part of the financing for the OneBeacon Acquisition, Berkshire Hathaway Inc. (Berkshire) invested a total of $300.0 million in cash, of which (1) $225.0 million was for the purchase of cumulative non-voting preferred stock of OBH (the Berkshire Preferred Stock), which had a $300.0 million redemption value; and (2) $75.0 million was for the purchase of warrants to acquire 1,724,200 common shares of White Mountains. The Berkshire Preferred Stock was entitled to a dividend of no less than 2.35% per quarter through May 31, 2008. The Berkshire Preferred Stock was redeemed in the second quarter of 2008 for $300.0 million, its redemption value.

In connection with OBIG’s initial public offering, the Company created an irrevocable grantor trust and funded it with assets sufficient to provide for the remaining dividend and redemption payments for the $300.0 million Berkshire Preferred Stock. The creation and funding of the trust did not legally defease the preferred stock nor create any additional rights for the holders of the preferred stock either in the trust or otherwise, although the assets in the trust were segregated from our other general assets and were not available for any use other than the payment of the Berkshire Preferred Stock. Assets held in trust were used to redeem the Berkshire Preferred Stock in May 2008, for $300.0 million, its redemption value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Economic Defeasance”.

Corporate Operations

Corporate Operations consists of the activities of our holding company, OBH.

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

Effective January 1, 2010, the NAIC adopted amendments to the Annual Financial Reporting Model Regulation, or the Model Audit Rule (MAR). The amendments to the MAR include provisions very similar to Sarbanes-Oxley requirements for public companies and require certain insurance companies to appoint audit committees to oversee accounting and financial reporting processes as well as the audit of the financial statements of the insurer. Audit committees also are required to appoint independent auditors, among other things. The designated audit committee must receive reports regarding significant deficiencies, material weaknesses and solvency concerns at the insurance company level. Certain insurance companies, including OneBeacon, also will be required to file a management report on internal control over financial reporting annually beginning with the fiscal year ending December 31, 2010.

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

Guaranty Associations

The insurance laws of many states generally provide that property and casualty insurers doing business in those states belong to a statutory property and casualty guaranty association. The purpose of these guaranty associations is to protect policyholders by requiring that solvent property and casualty insurers pay certain insurance claims of insolvent insurers. These guaranty associations generally pay these claims by assessing solvent insurers proportionately based on the insurer’s share of voluntary written premiums in the state. While most guaranty associations provide for recovery of assessments through rate increases, surcharges or premium tax credits, there is no assurance that insurers will ultimately recover these assessments. At December 31, 2010, our aggregate reserve for such assessments totaled $15.9 million.

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

One of the primary sources of cash inflows for us is dividends received from our operating subsidiaries. Under the insurance laws of the jurisdictions under which our insurance subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. During the year ended December 31, 2010, our top tier regulated operating subsidiaries distributed $776.0 million to OneBeacon Insurance Group LLC (OneBeacon LLC). This amount included $71.0 million in ordinary dividends, $535.0 million in extraordinary dividends and $170.0 million representing a return of capital. Our first tier insurance subsidiaries have the ability to pay dividends of approximately $291 million to their parent in 2011 without the prior approval of regulatory authorities.

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

Terrorism

While the federal government does not directly regulate the insurance business, federal legislation and administrative policies affect the insurance industry. The Terrorism Act established a federal “backstop” for commercial property and casualty losses, including workers compensation, resulting from acts of terrorism by or on behalf of any foreign person or foreign interest. As extended in December 2007, the law also covers domestic acts of terrorism. See “Business—Catastrophe Management and Reinsurance Protection” and “—Terrorism”. We are actively complying with the requirements of the Terrorism Act in order to ensure our ability to be reimbursed by the federal government for any losses we may incur as a result of future terrorist acts.

Legislation

The insurance industry is highly regulated at the state level. In addition, federal legislation was enacted in July 2010 that includes a limited expansion of the federal government’s ability to oversee and regulate the insurance industry. Specifically, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) created the Federal Insurance Office (FIO) within the Treasury Department, which is responsible for gathering information and monitoring the insurance industry to identify gaps in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or U.S. financial system. In addition, the FIO can recommend changes to state insurance laws and regulations. We cannot predict whether the FIO will recommend any changes or whether states will adopt any such changes.

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

Ratings

Insurance companies are evaluated by various rating agencies in order to measure each company’s financial strength. Higher ratings generally indicate financial stability and a stronger ability to pay claims. We believe that strong ratings are an important factor in the marketing of insurance products and services to distribution partners and customers. These financial strength ratings do not refer to our ability to meet non-insurance obligations and are not a recommendation to purchase or discontinue any policy or contract issued by us or to buy, hold, or sell our securities.

The following table presents the financial strength ratings assigned to our principal insurance operating subsidiaries as of March 16, 2011.

	A.M. Best(1)	Standard & Poor’s(2)	Moody’s(3)	Fitch(4)
Rating	“A” (Excellent)	“A-” (Strong)	“A2” (Good)	“A” (Strong)
Outlook	Stable	Stable	Negative	Stable

(1)                                  “A” is the third highest of fifteen financial strength ratings.

(2)                                  “A-” is the seventh highest of twenty-one financial strength ratings.

(3)                                  “A2” is the sixth highest of twenty-one financial strength ratings.

(4)                                  “A” is the sixth highest of twenty-one financial strength ratings.

Employees

As of December 31, 2010, we employed approximately 1,500 persons. We believe that we have satisfactory relations with our employees.

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

We will provide, upon request and without charge, copies of these documents (excluding any applicable exhibits unless specifically requested). Written or telephone requests should be directed to Investor Relations, OneBeacon Insurance Group, Ltd., 150 Royall Street, Canton, MA 02021, (877) 248-8765. Additionally, all such documents are physically available at 150 Royall Street, Canton, MA 02021.

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

We had established gross loss and LAE reserves of $3,295.5 million and $3,934.8 million as of December 31, 2010 and 2009, respectively. Approximately $249.3 million of the decline in our gross loss and LAE reserves relates to the Personal Lines Transaction. For the years ended December 31, 2010, 2009 and 2008, we recorded favorable loss reserve development of $51.1 million, $83.4 million and $62.0 million, respectively, net of reinsurance, related to the re-estimation of previously established reserves.

If in the future we determine that our reserves are insufficient to cover our actual loss and LAE, we would have to strengthen our reserves, which could have a material adverse effect on our results of operations and financial condition.

For additional information relating to loss and LAE reserve requirements, see “Regulatory Matters.” For further discussion of our loss and LAE reserves, including our A&E reserves, see “Business—Loss and LAE Reserves” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.”

Exposure to asbestos or environmental claims could materially adversely affect our results of operations and financial condition.

We have exposure to A&E claims which may be difficult to estimate. To help protect against potential A&E claims relating to the period prior to 2001, we have a reinsurance contract from NICO, rated “A++” (Superior, the highest of fifteen financial strength ratings) by A.M. Best and “AA+” (Very Strong, the second highest of twenty-one financial strength ratings) by Standard & Poor’s. We refer to this reinsurance contract as the NICO Cover. Under the NICO Cover we are entitled to recover up to $2.5 billion from NICO for (1) all asbestos claims arising from business written by us in 1992 and prior, (2) all environmental claims arising from business written by us in 1987 and prior, and (3) certain other latent exposures. In September 2008, we completed a study of our A&E exposures. Based on the study, we increased our best estimate of incurred losses ceded to NICO, net of underlying reinsurance, by $83.4 million to $2.2 billion. As of December 31, 2010, we have ceded estimated incurred losses of approximately $2.2 billion to the NICO Cover, leaving remaining protection under the NICO Cover of $320.2 million. Net losses paid totaled $1.4 billion as of December 31, 2010, with $182.1 million paid in 2010. Due to exclusions in policy language and changes in coverages provided, we do not believe that we have significant exposure to asbestos claims arising from business we wrote after 1992 or to environmental claims arising from business we wrote after 1987.

As of December 31, 2010, we had established gross loss and LAE reserves for asbestos claims of $904.0 million. Approximately 99% of these loss and LAE reserves are covered under reinsurance arrangements. Our net loss and LAE reserves for asbestos claims after giving effect to third-party reinsurance other than the NICO Cover were $647.3 million at December 31, 2010. Our net loss and LAE reserves for asbestos claims after giving effect to both third-party reinsurance and the NICO Cover were $6.4 million at December 31, 2010.

As of December 31, 2010, we had established gross loss and LAE reserves for environmental claims of $119.0 million. Approximately 92% of these loss and LAE reserves are covered under reinsurance arrangements. Our net loss and LAE reserves for environmental claims after giving effect to third-party reinsurance other than the NICO Cover were $93.8 million at December 31, 2010. Our net loss and LAE reserves for environmental claims after giving effect to both third-party reinsurance and the NICO Cover were $9.2 million as of December 31, 2010.

Estimating our exposure to A&E claims is subject to a high degree of uncertainty and could exceed the coverage available under our reinsurance arrangements or our net loss and LAE reserves. Policyholders continue to assert new theories of recovery. From time to time, there is proposed state and federal legislation regarding A&E liability, which would also affect our exposure. Although the number of our A&E related claims has been decreasing since 2004, there is no assurance that these or other factors may not impact our liability and increase our claims. If we do not have adequate reinsurance protection and if we have not established adequate loss and LAE reserves to cover future claims, our results of operations and financial condition could be materially adversely affected.

We may not be able to successfully alleviate risk through reinsurance arrangements. Additionally, we may be unable to collect all amounts due from our reinsurers under our existing reinsurance arrangements.

We attempt to limit our risk of loss through reinsurance arrangements. The availability and cost of reinsurance protection is subject to market conditions, which are outside of our control. In addition, the coverage under our reinsurance contracts may be inadequate to cover our future liabilities. As a result, we may not be able to successfully alleviate risk through these arrangements, which could have a material adverse effect on our results of operations and financial condition.

We are not relieved of our obligations to our policyholders by purchasing reinsurance. We may be unable to recover amounts due under our reinsurance arrangements if our reinsurers choose to withhold payment due to a dispute or other factors beyond our control. We are also subject to credit risk with respect to our reinsurance in the event that a reinsurer is unable to pay amounts owed to us as a result of a deterioration in its financial condition. A number of reinsurers experienced such deterioration in the aftermath of the 2001 terrorist attacks and the active 2005 hurricane season. To mitigate this risk, we annually review and periodically monitor our reinsurers’ financial condition and require at the time of purchase of reinsurance that each of our reinsurers holds a rating of at least “A-” (Excellent, the fourth highest of fifteen financial strength ratings) by A.M. Best or the equivalent. While we believe that our reinsurers’ financial condition is strong, it is possible that one or more of our reinsurers will be significantly adversely affected by future significant loss events, causing them to be unable to pay amounts owed to us.

Many of our reinsurers are non-U.S. companies and as such are subject to foreign regulations, including Solvency II which will be effective January 1, 2013 and will regulate insurance firms that operate in the European Union. Solvency II was enacted to reduce the risk that insurers would not be able to pay claims to policyholders as well as promote financial stability through minimum capital and other requirements for the governance, risk management and supervision of insurers. We cannot predict what regulations will be adopted to implement Solvency II nor the impact of such regulation upon our non-U.S. reinsurers, which could affect our ability to obtain reinsurance on terms acceptable to us, or at all.

Unpredictable catastrophic events could adversely affect our results of operations and financial condition.

We write insurance policies that cover catastrophic events. Our policies cover unpredictable natural and other disasters, such as hurricanes, windstorms, earthquakes, floods, fires, explosions and severe winter weather. The frequency of major weather-related catastrophes has increased. Our exposure to catastrophic windstorm is the largest single natural catastrophe risk to our business, although our probable maximum loss, or PML, estimates have decreased significantly during 2010 as a result of the Commercial Lines Transaction and Personal Lines Transaction.  In particular, while windstorm damage remains the largest natural catastrophe exposure for us, our PML balance is more evenly distributed across the United States as a result of the Commercial Lines Transaction and Personal Lines Transaction and the resulting shift in our business by geographic region. We continue to have some exposure to windstorm damage in the United States Atlantic Coast (i.e., Massachusetts to Florida) and the United States Gulf Coast region (i.e., Florida to Texas). We also continue to have exposure to a major earthquake in California, although our PML estimates have declined as a result of the Commercial Lines Transaction. In addition, we are exposed to losses from terrorist attacks, such as attacks on the United States on September 11, 2001.

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

We manage our exposure to catastrophic losses by limiting the aggregate insured value of policies in geographic areas with exposure to catastrophic events, by estimating our PML for many different catastrophe scenarios and by buying reinsurance. To manage and analyze aggregate insured values and PML, we use a variety of tools, including catastrophe modeling software packages. Our estimates of PML are dependent on many variables, including assumptions about the demand surge and storm surge, loss adjustment expenses, insurance-to-value and storm intensity in the aftermath of weather-related catastrophes utilized to model the event and the relationship of the actual event to the modeled event. Accordingly, if our assumptions about these variables are incorrect, the losses we might incur from an actual catastrophe could be materially higher than our expectation of losses generated from modeled catastrophe scenarios, and our results of operations and financial condition could be materially adversely affected.

In December 2009, we completed the Commercial Lines Transaction. In July 2010, we completed the Personal Lines Transaction. The Commercial Lines Transaction reduces our exposure to catastrophic events and our PML during 2010 and 2011 as policy terms expire, while the Personal Lines Transaction reduced our exposure immediately upon closing. In particular, at each of December 31, 2010 and 2009, we estimated our 1-in-250 year loss from hurricanes to be approximately $222 million and $750 million, respectively, on a gross basis.

Future insurance and reinsurance coverage for terrorist acts is uncertain, and we may in the future have substantial exposure to such acts.

We are unable to predict the extent to which our future insurance contracts will cover terrorist acts. We also are unsure how terrorist acts will be defined in our future contracts. The Terrorism Act, which has been modified and extended through the end of 2014, requires primary commercial insurers to make terrorism coverage available and provides Federal protection for certain losses above both individual company retention and industry retention levels. While we know of no reason that the Terrorism Act will not be extended for an additional period of time, there is no assurance that it will be extended or of the terms of any such extension. The following types of coverage are excluded from the program: commercial automobile, burglary and theft, surety, farmowners, multi-peril and all professional liability coverages except directors and officers coverage. We manage our exposure to losses resulting from acts of terrorism by limiting our concentration of risk by geographic area. We estimate our PML for different scenarios using computer models in conjunction with other data. We also manage our terrorism exposures by purchasing reinsurance. Our current property and casualty catastrophe reinsurance programs provide coverage for us for “non-certified” events as defined under the Terrorism Act, provided such losses are not the result of a nuclear, biological, chemical or radiological terrorist attack. Nonetheless, risks insured by us, including those covered by the Terrorism Act, remain exposed to terrorist attacks and the possibility remains that losses resulting from future terrorist attacks could prove to be material to our results of operations and financial condition.

Our investment portfolio may suffer reduced returns or losses which could adversely affect our results of operations and financial condition. Adverse changes in interest rates, equity markets, debt markets or market volatility could result in significant losses to the fair value of our investment portfolio.

Our investment portfolio consists of fixed maturity securities, convertible bonds, short-term investments, common equity securities and other investments such as hedge funds and private equity funds. We invest to maximize after tax total return over the long term subject to our investment guidelines and various regulatory restrictions; however, investing entails substantial risks. We cannot assure you that we will achieve our investment objectives, and our investment performance may vary substantially over time. Investment returns are an important part of our strategy to grow book value, and fluctuations in the fixed income or equity markets could impair our results of operations and financial condition. Investments generate both income, consisting primarily of interest earned on fixed maturity investments and dividends earned on equity securities, and realized and unrealized investment gains securities.

Both the investment income we generate and the fair market value of our investment portfolio are affected by general economic and market conditions, including fluctuations in interest rates, debt market levels, equity market levels and market volatility. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we attempt to manage the risks of changes in interest rates, we may not be able to do so. In particular, a significant increase in interest rates could result in significant losses in the fair value of our investment portfolio, and consequently, could have an adverse effect on our results of operations and financial condition. We are exposed to changes in equity markets. We are also exposed to changes in the volatility levels of various investment markets. The underlying conditions are outside of our control and could adversely affect the value of our investments and our results of operations and financial condition.

We are highly dependent on WM Advisors, which is owned by White Mountains, and Prospector, in connection with the management of our investment portfolio. WM Advisors supervises and directs the fixed income and other investments portion of our investment portfolio, and Prospector supervises and directs the publicly-traded common equity securities and convertible bonds portion of our investment portfolio. A new investment management agreement with WM Advisors was entered into effective October 1, 2010 and remains in full force and effect until terminated by either party upon sixty (60) days’ prior written notice. The investment management agreement with Prospector, entered into in November 2006 in connection with our initial public offering, provided for an initial fixed term of three years, which was extended by us for an additional two year term. We entered into a new investment management agreement with Prospector effective March 1, 2011 which replaces the 2006 agreement with substantially the same terms and conditions as the 2006 agreement, including an initial fixed term of three years which may be extended for an additional two year term. If we lose our investment relationship with either of WM Advisors or Prospector, we may not be able to secure an investment advisor or advisors who will produce returns on our investments similar to these produced by WM Advisors and Prospector in the past, or any positive returns at all.

We may not maintain favorable financial strength or creditworthiness ratings, which could adversely affect our ability to conduct business.

Third-party rating agencies assess and rate the financial strength, including claims-paying ability, of insurers and reinsurers. These ratings are based upon criteria established by the rating agencies and are subject to revision at any time at the sole discretion of the agencies. Some of the criteria relate to general economic conditions and other circumstances outside the rated company’s control. These financial strength ratings are used by policyholders, agents and brokers as an important means of assessing the suitability of insurers as business counterparties and have become an increasingly important factor in establishing the competitive position of insurance companies. These financial strength ratings do not refer to our ability to meet non-insurance obligations and are not a recommendation to purchase or discontinue any policy or contract issued by us or to buy, hold or sell our securities. General creditworthiness ratings are used by existing or potential investors to assess the likelihood of repayment on a particular debt issue. We believe that strong creditworthiness ratings are important factors that provide better financial flexibility when issuing new debt or restructuring existing debt.

Rating agencies periodically evaluate us to confirm that we continue to meet the criteria of the ratings previously assigned to us. Our current financial strength ratings are “A” (Excellent, third highest of fifteen ratings) by A. M. Best, “A-” (Strong, seventh highest of twenty-one ratings) by Standard & Poor’s, “A2” (Good, sixth highest of twenty-one ratings) by Moody’s and “A” (Strong, sixth highest of twenty-one ratings) by Fitch. We currently have a “Stable” outlook from A.M. Best, Standard & Poor’s and Fitch, and a “Negative” outlook from Moody’s. A downgrade, withdrawal or negative watch/outlook of our financial strength ratings could severely limit or prevent our insurance subsidiaries from writing new insurance policies or renewing existing insurance policies, which could have a material adverse effect on our results of operations and financial condition. A downgrade, withdrawal or negative watch/outlook of White Mountains’ or our creditworthiness ratings could severely limit our ability to raise new debt or make new debt more costly and/or have more restrictive conditions.

Our debt and related service obligations could adversely affect our business.

As of December 31, 2010, we had $419.9 million face value of indebtedness. During 2010, we decreased our indebtedness by $201.2 million through the purchase or repurchase of $187.2 million of outstanding Senior Notes, including $156.4 million through a tender offer in May 2010 and the repayment of $14.0 million of other indebtedness.  See “Business—Investing, Financing and Other Corporate Operations”.  Our ability to meet our debt and related service obligations, as well as our ability to pay dividends, will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which are beyond our control. In addition, White Mountains is subject to restrictive financial covenants contained in its revolving credit facility that require White Mountains to pay the principal and interest on its debt and maintain specified financial ratios and to satisfy financial condition tests. A breach of these covenants could result in an event of default under White Mountains’ revolving credit facility which would allow lenders to declare all amounts owed under the revolving credit facility to be immediately due and payable. A failure to pay principal and interest on White Mountains’ revolving credit facility in excess of $25 million could trigger cross acceleration provisions contained in the indenture of our Senior Notes. We cannot be certain that our earnings will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations, or to repay any accelerated indebtedness as a result of the trigger of the cross acceleration provisions in the indentures of the Senior Notes. If we do not have enough cash, we may be required to refinance all or part of our existing debt, sell assets, borrow more cash or sell equity. We cannot assure you that we will be able to accomplish any of these alternatives on terms acceptable to us, if at all. See the risk factor concerning our Senior Notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financing” and Note 16—“Related Party Disclosures” of the accompanying consolidated financial statements.

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

As a holding company with no direct operations, we rely on net investment income and dividends and other permitted payments from our subsidiaries to pay our expenses. Our subsidiaries may not be able to generate cash flow sufficient to pay a dividend or distribute funds to us. In addition, under the insurance laws of the jurisdictions in which our insurance subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without the prior approval of regulatory authorities. Generally, our regulated operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the greater of prior year statutory net income or 10% of prior year statutory surplus, subject to the availability of unassigned funds. Our top tier regulated operating subsidiaries have the ability to pay approximately $291 million of dividends during 2011, subject to the availability of unassigned funds. At December 31, 2010, our top tier regulated operating subsidiaries had $0.8 billion of unassigned funds available for dividend distribution. Management believes that our cash balances, cash flows from operations and cash flows from investments are adequate to meet expected cash requirements for the foreseeable future on both a holding company and operating subsidiary level. However, if our insurance subsidiaries cannot pay dividends in future periods, we may have difficulty servicing our debt, paying dividends on our common shares and meeting our holding company expenses. For additional information relating to insurance regulations governing our operations, see “Regulatory Matters.”

The property and casualty insurance industry is highly competitive and cyclical, and we may not be able to compete effectively in the future.

The property and casualty insurance industry is highly competitive and has historically been cyclical, experiencing periods of severe price competition and less selective underwriting standards (soft markets) followed by periods of relatively high prices and more selective underwriting standards (hard markets). Our businesses each compete against a different subset of companies. In general terms, we compete to varying degrees in one or more of our businesses with most of the large multi-line insurance companies, such as ACE Limited, Chartis Insurance, Chubb Group of Insurance Companies, CNA Insurance, Liberty Mutual Insurance Group, Travelers Insurance Group Holdings Inc. and Zurich Financial Services Ltd. We also compete with most of the specialty companies, such as Allied World Assurance Company, HCC Insurance Holdings, Inc., Ironshore Inc., Markel Corporation, RLI Corp. and W.R. Berkley Corporation. Lastly, we compete in certain of our businesses with various local and regional insurance companies. Many of our competitors have greater resources than we do and have established long-term and continuing business relationships throughout the insurance industry, which can be a significant competitive advantage for them.

We offer our products through a network of independent agents, regional and national brokers, wholesalers and MGAs. We selectively appoint our distribution partners based upon their knowledge of our target markets, and our specialized capabilities as well as their geographic profiles. We sometimes pay higher commissions and incur higher expenses to align with these distribution partners, however, we believe that they add value to our business with their specialized knowledge. These agents, brokers, MGAs and wholesalers are sometimes able to offer substantial discounts in pricing through their other markets as compared to our insurance products. If our distribution partners experience increased competition from other writers of insurance, we in turn could be adversely affected if they are unable to maintain our competitive position in their respective markets. If we are unable to maintain our competitive position throughout soft and hard market cycles, our results of operations and financial condition may be adversely affected.

The current pricing market is highly competitive and soft, however, we have maintained underwriting and pricing discipline. Any significant decrease in the rates we can charge for property and casualty insurance would adversely affect our results. We expect to continue to experience the effects of this cyclicality which, during down periods, could materially adversely affect our results of operations and financial condition.

We may suffer losses from unfavorable outcomes from litigation and other legal proceedings.

In the ordinary course of business, we are subject to litigation and other legal proceedings as part of the claims process, the outcomes of which are uncertain. We maintain reserves for these legal proceedings as part of our loss and LAE reserves. We also maintain separate reserves for legal proceedings that are not related to the claims process. In the event of an unfavorable outcome in one or more legal matters, our ultimate liability may be in excess of amounts we have currently reserved for and such additional amounts may be material to our results of operations and financial condition. As of December 31, 2010, we had no material pending legal proceedings.

As industry practices and legal, judicial, social and other conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our results of operations and financial condition by either extending coverage beyond our underwriting intent or by increasing the number and size of claims. In some instances, these changes may not become apparent until some time after we have issued insurance contracts that are affected by the changes.

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

The insurance industry is subject to extensive regulation under U.S. and state laws. Governmental agencies have broad administrative power to regulate many aspects of the insurance business, which include premium rates, marketing practices, advertising, policy forms and capital adequacy. These governmental agencies are concerned primarily with the protection of policyholders rather than shareholders. Insurance laws and regulations impose restrictions on the amount and type of investments, prescribe solvency standards that must be met and maintained and require the maintenance of reserves. Premium rate regulation may make it difficult for us to increase premiums to adequately reflect the cost of providing insurance coverage to our policyholders. In our underwriting, we rely heavily upon information gathered from third parties such as credit report agencies and other data aggregators. The use of this information is also highly regulated and any changes to the current regulatory structure could materially affect how we underwrite and price premiums.

Changes in federal or state laws and regulations may restrict our ability to operate and/or have an adverse effect upon the profitability of our business within a given jurisdiction, and could have an effect on our business, results of operations and financial condition. For example, the Dodd-Frank Act, which was enacted in July 2010, created the FIO within the Treasury Department. The FIO is responsible for gathering information and monitoring the insurance industry to identify gaps in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or U.S. financial system. The FIO also has the authority to recommend changes to state insurance laws and regulations. We cannot predict whether the FIO will recommend any such changes, whether any states will adopt any such changes, or what effect such changes may have on our insurance operations.  As another example, it is possible that the NAIC could adopt part or all of Solvency II including minimum capital requirements that could be in excess of our current minimum capital requirements established by state regulations. If the NAIC adopted Solvency II including additional capital requirements, our business and results of operations could be materially impacted.

Mandated market mechanisms may require us to underwrite policies with a higher risk of loss, and assessments and other surcharges for guaranty funds and second-injury funds may reduce our profitability.

We are often required to participate directly or indirectly in mandatory shared market mechanisms as a condition of our licenses to do business in certain states. These markets, which are commonly referred to as “residual” or “involuntary” markets, generally consist of risks considered to be undesirable from a standard or routine underwriting perspective. Underwriting performance related to assigned risk plans, a form of mandated market mechanism, is typically adverse and, as a result, we are required to underwrite some policies with a higher risk of loss than we would normally accept. Our participation in assigned risk plans may result in greater liabilities than we anticipate and could materially adversely affect our results of operations and financial condition.

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

We may not be successful in developing our specialty businesses which could cause us to underestimate reserves, incur additional expenses, and fail to fully realize our investments in these businesses, which could materially affect our business and results of operations.

We have recently entered into new specialty business lines, including energy and excess and surplus lines.  We intend to continue to look for appropriate opportunities to diversify our business portfolio by adding new specialty lines of insurance coverage.  We also intend to continue to grow our existing specialty business lines.  Due to our limited history in new business lines, there could be limited financial information available to us to help us estimate sufficient loss reserves for these lines and to help evaluate whether we will be able to successfully develop these lines or the likely ultimate losses and expenses associated with these lines.  Also, we may have less experience than some of our competitors in managing certain of these business lines.  We may also incur expenses related to these business lines that may be difficult to manage in addition to our existing expense structure.  Accordingly, we may fail to fully realize the benefits and profits from some or all of our new specialty lines businesses relative to the resources that we invest in them.  Also, these business lines may fail to perform at the levels we anticipate.  Although we have a conservative approach to adding new businesses to our portfolio, including stringent management oversight of, among other areas, underwriting, product and pricing development, and financial performance, there is no assurance that we will be able to realize profitability from some or all of these new specialty businesses, which could materially adversely affect our results of operations and financial condition.

We may need additional capital in the future, which may not be available to us or available to us on favorable terms. Raising additional capital could dilute your ownership in our company and may cause the market price of our common shares to fall.

We may need to raise additional funds through public or private debt or equity financings in order to:

•                  fund liquidity needs;

•                  replace capital lost in the event of a catastrophe or adverse reserve development or investment losses;

•                  repay $419.9 million aggregate principal amount of our Senior Notes;

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

Our business and operations rely on secure and efficient processing, storage and transmission of customer and company data, including personally identifiable information such as a name together with a social security number, bank account number, driver’s license number, passport number or birthday (PII). Our ability to effectively operate our business depends upon our ability and the ability of certain third parties including vendors and business partners to access our computer systems to perform necessary business functions such as providing quotes and product pricing, billing and processing premiums, administering claims, and reporting our financial results. Our business and operations also depend upon our ability to safeguard PII and other confidential and proprietary information belonging to us, our employees, our policyholders and our business partners as well as Tower’s policyholders as a result of the TSA entered into in connection with the Personal Lines Transaction. Our systems may be vulnerable to unauthorized access and hackers, computer viruses, and other scenarios in which our data may be vulnerable to a breach. Specifically, we could be exposed to data breach risk from lost or stolen laptops, other portable media or misdirected mailings containing PII.

Data incidents could result in reputational harm to us, which could affect our business and results of operations. Nearly every state has enacted data breach laws and regulations that require, among other things, notification to affected persons and state regulatory agencies of a data breach that involves PII. Some U.S. state and federal laws also require us to implement measures to safeguard PII. For example, new Massachusetts regulations require our employees to encrypt information stored on laptops and other portable devices and transmitted through electronic media, and take reasonable steps to verify that our third-party vendors utilize security procedures to protect PII.

We have taken a number of steps to mitigate our risk. We have formed a Data Privacy Committee and appointed a Chief Information Security Officer. We have implemented policies, procedures, training and education of employees, as well as technology solutions to safeguard our information. Although we have taken measures to safeguard our information and that of policyholders and other third parties, and we continually monitor the security of our systems and information, we could be exposed to data loss. As a result, our ability to conduct our business may be affected, and impact our results of operations, financial condition and reputation.

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

In connection with OBIG’s initial public offering, OBIG entered into an agreement with White Mountains pursuant to which White Mountains guarantees the Senior Notes of OBH for a specified fee in the amount of 25 basis points per annum on the outstanding principal amount of the Senior Notes. We further agreed that if White Mountains’ voting interest in OBIG’s common shares ceases to represent more than 50% of OBIG’s voting securities, we will seek to redeem, exchange or otherwise modify the Senior Notes in order to fully and permanently eliminate White Mountains’ obligations under its guarantee. White Mountains and its subsidiaries beneficially own all of OBIG’s outstanding Class B common shares, representing 96.9% of the voting power of OBIG’s voting securities. If we have not successfully eliminated the guarantee within 180 days upon notice of the triggering of the voting interest condition, the guarantee fee will increase by 200 basis points. The guarantee fee will further increase by 100 basis points for each subsequent 90 day period thereafter, up to a maximum guarantee fee of 425 basis points, until White Mountains’ obligations under its guarantee have been extinguished. This arrangement could require us to devote significant time and expense trying to refinance the Senior Notes and we may not be able to do so on commercially reasonable terms or at all.

White Mountains has a revolving credit facility which provides for borrowing up to a maximum of $475 million and which contains restrictive financial covenants. The indenture documents governing the Senior Notes provide that if White Mountains as guarantor of the Senior Notes has a payment default in excess of $25 million under a credit agreement, mortgage or similar debt agreement, there is a default under the Senior Notes (commonly referred to as a “cross default”). Therefore, if White Mountains were to breach one or more of its financial covenants in its revolving credit facility, an event of default would result, which would allow lenders to declare all amounts owed under the revolving credit facility to be immediately due and payable. A failure to pay the amounts owed under the revolving credit facility would result in a trigger of the cross default provisions in the indenture documents governing the Senior Notes resulting in a required repayment of the Senior Notes. While we believe that White Mountains is able to meet its obligations under its revolving credit facility, there is the potential that adverse market or other conditions which cannot be controlled could adversely impact White Mountains’ ability to meet its obligations as well as our ability to refinance the Senior Notes in the event of a cross default. As of December 31, 2010, the credit facility was undrawn. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financing” and Note 16—“Related Party Disclosures” of the accompanying consolidated financial statements.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

As of the date of this report, we had no unresolved written comments from the Commission staff regarding our periodic or current reports under the Exchange Act.

ITEM 2.  PROPERTIES

Our corporate headquarters are located at 601 Carlson Parkway, Minnetonka, Minnesota 55305. We also maintain branch offices in various cities throughout the United States. Our headquarters and our branch offices are leased. We also own a building in Canton, Massachusetts that houses certain corporate functions, as well as claims, field and business operations personnel. Management considers our office facilities suitable and adequate for our current level of operations.

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

PART II

ITEM 5.   MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

All of the Company’s outstanding shares are owned by OneBeacon U.S. Enterprises Holdings, Inc. (OBEH), the Company’s parent and an indirect, wholly-owned subsidiary of OBIG. As of March 16, 2011, the Company had 505 shares of common stock, par value $1.00 per share, issued and outstanding. There is no established public trading market for the Company’s common stock.

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

Overview

We consist of a group of operating companies which are U.S.-based property and casualty insurance writers, most of which operate in a multi-company pool. Pooling arrangements permit the participating companies to rely on the capacity of the entire pool’s capital and surplus rather than just on its own capital and surplus. Under such arrangements, the members share substantially all insurance business that is written, and allocate the combined premiums, losses and expenses. We provide a wide range of specialty insurance products and services through independent agencies, regional and national brokers, wholesalers and managing general agencies. In the year ended December 31, 2010, our net written premiums totaled $1.2 billion and we had total assets of approximately $5.9 billion and total OB Holdings’ common shareholder’s equity of $1.0 billion at December 31, 2010.

Our Segments

Our reportable segments are Specialty Insurance Operations, Other Insurance Operations and Investing, Financing and Corporate Operations.

Specialty Insurance Operations. Our Specialty Insurance Operations segment is comprised of twelve underwriting units that are aggregated into three major underwriting units:  MGA Business, which includes those businesses that are distributed through MGAs, Specialty Industries, which includes those businesses that are targeted to specific industries, and Specialty Products, which includes those businesses that offer targeted products. See “Business—Specialty Insurance Operations”.

Other Insurance Operations. Our Other Insurance Operations segment includes AutoOne, a division that offers products and services to assigned risk markets. Other Insurance Operations also includes the results of the non-specialty commercial lines business and the traditional personal lines business, other run-off business and certain purchase accounting adjustments relating to the OneBeacon Acquisition. See “Business—Other Insurance Operations”.

Investing, Financing and Corporate Operations. Investing, Financing and Corporate Operations includes the investing and financing activities for OB Holdings on a consolidated basis, and certain other activities conducted through our holding company, OneBeacon U.S. Holdings, Inc.

Significant Transactions

Historically, we have offered a range of specialty, commercial and personal products and services, however, in the wake of recent transactions we are now focused exclusively on specialty business. In addition, the transactions freed up significant capital, increased our financial flexibility and substantially reduced our catastrophe exposure.

Commercial lines. On December 3, 2009, we sold the renewal rights to approximately $490 million in premiums from our non-specialty commercial lines business to The Hanover. The transaction includes small commercial accounts and the non-specialty portion of the middle-market business, beginning with January 1, 2010 effective dates. As consideration, during the year ended December 31, 2009, we received $23.2 million. During the year ended December 31, 2010, we also recorded $10.2 million in additional consideration for 10% of premiums renewed in excess of $200 million for the first renewal period. We continue to manage claims from business written prior to the Commercial Lines Transaction. Through June 30, 2010, we also managed claims from business fronted by OneBeacon and reinsured to The Hanover. We continue to provide claims system access and first notice of loss service to The Hanover. The Hanover reimburses us for our expenses incurred to provide the claims administration services.

Personal lines. On July 1, 2010, we completed the sale of our traditional personal lines business to Tower. The Personal Lines Transaction included two insurance companies through which the majority of the traditional personal lines business was written on a direct basis, two attorneys-in-fact managing the reciprocals that wrote the traditional personal lines business in New York and New Jersey, the surplus notes issued by the New York and New Jersey reciprocals and the remaining renewal rights to certain other traditional personal lines insurance policies. In addition, the Personal Lines Transaction included the execution of reinsurance agreements with certain subsidiaries of the Company pursuant to which we cede, on a 100% quota share basis, traditional personal lines business not directly written by companies included in the sale and assume, on a 100% quota share basis, non-traditional personal lines business written directly by York. Net written premiums for the traditional personal lines business totaled approximately $420 million for the year ended December 31, 2009. OneBeacon and Tower also entered into a TSA, pursuant to which we provide certain services to Tower during the three-year term of the TSA. Tower reimburses us for all of our expenses incurred to provide these services.  Reimbursement for these services is netted against the expense incurred.

As consideration, based upon the carrying value of the traditional personal lines business as of July 1, 2010, we received $166.6 million. The consideration represented the statutory surplus in the reciprocals (as consideration for surplus notes issued by the reciprocals), the combined GAAP equity in the insurance companies and attorneys-in-fact being sold, plus $32.5 million. During the year ended December 31, 2010, we recorded a total after tax net gain on the sale of $24.6 million that is comprised of $8.5 million included in net other revenues and $16.1 million included in the tax provision. The purchase price is subject to post-closing adjustments.

Recent Developments. To better align our operating and reporting structure with our business profile as a result of the transactions, we revised our segment structure into Specialty Insurance Operations, Other Insurance Operations and Investing, Financing and Corporate Operations, as described above. As part of the resegmentation, agency results for business written on our paper and in which we have an ownership interest have been reclassified within underwriting results. Previously, we reported and managed our business through an Insurance Operations segment and an Other Operations segment. Within the Insurance Operations segment, we reported and managed our specialty lines businesses within a specialty lines underwriting unit and our traditional personal lines businesses and AutoOne within a personal lines underwriting unit, nearly all of which was subject to the Personal Lines Transaction. The Insurance Operations segment also included run-off business, which consisted primarily of non-specialty commercial lines business and other run-off business. Certain other activities conducted through the Company and our intermediate subsidiaries were included in our Other Operations segment. Investing and Financing activities were included within the Insurance Operations segment if they were owned or owed by insurance company legal entities or within the Other Operations segment if they were owned or owed by holding company legal entities. Prior periods have been reclassified to conform to the current presentation.

Other Acquisitions and Dispositions. During the fourth quarter of 2008, we sold one of our inactive licensed subsidiaries, Farmers and Merchants Insurance Company (FMIC), to Pride Holdings LLC for $7.8 million in cash and recorded a pre-tax gain of $1.1 million through net other revenues.

During the third quarter of 2008, we acquired EBI, an insurance agency specializing in the entertainment, sports and leisure industries, for $8.0 million in cash. In connection with the purchase of EBI, which was accounted for as an acquisition under the purchase method of accounting in accordance with GAAP at the time of the acquisition, we recorded the identifiable assets and liabilities of EBI at their fair value at acquisition date. Significant assets and liabilities acquired include premiums and commissions receivable of $16.6 million and premiums and commissions payable of $16.1 million. After allocating the purchase price to identifiable tangible assets and liabilities, we also recorded an adjustment to allocate the remaining acquisition cost to an intangible asset of $9.5 million which represents the value of business in force at the acquisition date. The amortization associated with the intangible asset will be amortized over a 10-year period in proportion to the timing of the discounted cash flows used to value the business. During the year ended December 31, 2010, $0.7 million in amortization was recognized. During the year ended December 31, 2009, no amortization was recognized.

During the first quarter of 2008, we sold one of our inactive licensed subsidiaries, Midwestern Insurance Company (MWIC), to National Guaranty Insurance Company for $4.2 million in cash and recorded a pre-tax gain of $1.0 million through net other revenues.

Revenues

We account for insurance policies that we write in accordance with ASC 944. Premiums written are recognized as revenues and are earned ratably over the term of the related policy. Unearned premiums represent the portion of premiums written that are applicable to future insurance coverage provided by policies. AutoOne, which acts as a LAD servicing carrier, enters into contractual arrangements with insurance companies to assume private passenger and commercial automobile assigned risk exposures. AutoOne receives LAD and CLAD servicing fees from these other companies for assuming these risks. AutoOne’s LAD and CLAD servicing and take-out fees are recorded as written premium when billed and are earned ratably over the term of the related policy to which the fee relates.

Deferred Acquisition Costs

Deferred acquisition costs represent commissions, premium taxes, brokerage expenses and other costs that are directly attributable to and vary with the production of business. These costs are deferred and amortized over the applicable premium recognition period. Deferred acquisition costs are limited to the amount expected to be recovered from future earned premiums and anticipated investment income. This limitation is referred to as a premium deficiency. A premium deficiency is recognized if the sum of expected loss and LAE, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and anticipated investment income. A premium deficiency is recognized by charging any unamortized acquisition costs to expense to the extent required in order to eliminate the deficiency.

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

Reinsurance

Our insurance subsidiaries enter into ceded reinsurance contracts from time to time to protect their businesses from losses due to concentration of risk and to limit losses arising from catastrophic events. The majority of such reinsurance contracts are executed through excess-of-loss treaties and catastrophe contracts under which a third-party reinsurer indemnifies our insurance subsidiaries for a specified part or all of certain types of losses over stipulated amounts arising from any one occurrence or event. We also have entered into quota share treaties with reinsurers under which all risks meeting prescribed criteria are ceded to third-party reinsurers on a pro rata basis. The amount of each risk ceded by us is subject to maximum limits that vary by line of business and type of coverage. Amounts related to reinsurance contracts are recorded in our consolidated financial statements in accordance with ASC 944, as applicable.

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

Under these instruments, payouts are explicitly tied to White Mountains’, OBIG’s or OneBeacon’s performance over a three-year period and are highly variable (the actual number of shares/units paid out at the end of the cycle will range from 0% to 200% of target depending on performance against established goals). See Note 9—“Employee Share-Based Incentive Compensation Plans” of the accompanying consolidated financial statements. Additionally, in recognition that the 2007-2009 and 2008-2010 performance share cycles, as described below, were projected to payout at or close to zero, creating a significant retention risk over the next years the OneBeacon Compensation Committee of the Board (the Compensation Committee) in February 2009 approved cash retention awards for the executive officers and certain members of senior management. The Compensation Committee also approved a pool of money for senior management to make retention awards to certain other key personnel.

Share-Based Compensation Recognition

Our share-based compensation plans consist of performance shares which are typically settled in cash. We account for these share-based compensation plans in accordance with ASC 718. Compensation cost is measured and recognized based on the current market price of the underlying OBIG common shares and on the number of shares that are expected to vest.

Share-Based Compensation

2005-2007 through 2006-2008 performance cycles

For these cycles, OneBeacon revised the design of its long-term incentive plans from prior plan designs principally to use OneBeacon performance units instead of White Mountains performance shares, with performance targets primarily tied to OneBeacon’s adjusted combined ratio. Each unit was initially valued at $100 and compounded in value over the performance period by the underwriting return on capital achieved by OneBeacon. In the case of certain senior officers, a portion of their long-term incentive compensation in these periods had been denominated in White Mountains performance shares. As a result of the shift from White Mountains performance shares to OneBeacon performance units, OneBeacon’s incentive compensation expense associated with these performance cycles is no longer significantly impacted by changes in the market price of White Mountains common shares. Prior to February 2007, the value of OneBeacon’s performance shares was based upon the market price of an underlying White Mountains common share (WTM Performance Shares). In February 2007, the Compensation Committee canceled all of OneBeacon’s WTM Performance Shares outstanding (for the 2005-2007 and 2006-2008 performance cycles) and replaced the awards with two performance share grants, a one-year 2007 performance cycle and a two-year 2007-2008 performance cycle, whose value was based upon the market price of an underlying OBIG common share. In the 2007 performance cycle, a total of 117,363 performance shares were earned based upon a performance factor of 63%. In the 2007-2008 performance cycle, a total of 137,400 performance shares were earned based upon a performance factor of 1.4%.

2007-2009 performance cycle

In February 2007, the Compensation Committee approved the principal performance share goal of the OneBeacon Long-Term Incentive Plan to be growth in its intrinsic business value per share (GIBVPS). GIBVPS was defined by the Compensation Committee with respect to each award cycle. For the 2007-2009 performance cycle, the Compensation Committee defined GIBVPS to be a weighted measure comprised of growth in OBIG’s adjusted book value per share, underwriting return on equity and growth in OBIG’s price per common share. In the 2007-2009 performance cycle, a total of 682,344 performance shares were earned based upon a performance factor of 14.2%.

2008-2010 performance cycle

In February 2008, the Compensation Committee defined GIBVPS for the 2008-2010 performance cycle to be a weighted measure comprised of growth in OBIG’s adjusted book value per share and underwriting return on equity. As of December 31, 2010, 929,849 performance shares were outstanding with respect to the 2008-2010 performance cycle.

2009-2011 and 2010-2012 performance cycles

In February 2009 and 2010, the Compensation Committee granted performance shares with a goal of growth in OBIG’s book value per share for the 2009-2011 performance cycle and the 2010-2012 performance cycle, respectively. As of December 31, 2010, 277,297 performance shares and 270,691 performance shares, respectively, were outstanding with respect to the 2009-2011 and 2010-2012 performance cycles.

As a result of the Commercial Lines Transaction and the Personal Lines Transaction, payments were made to certain former employees of OneBeacon prior to the end of the performance cycle on a pro rata basis. Performance shares earned and paid for the 2008-2010 and 2009-2011 performance cycles were based upon a performance factor of 100%.

Purchase Accounting

In connection with purchase accounting for the OneBeacon Acquisition, we were required to adjust to fair value our loss and LAE reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on our balance sheet as of June 1, 2001. This net change to loss and LAE reserves of $300.0 million is being accreted through an income statement charge ratably with and over the period the claims are settled. Accordingly, we recognized $5.4 million and $12.0 million of such charges, recorded as loss and LAE, in the years ended December 31, 2009 and 2008, respectively. As of December 31, 2010 and 2009, the outstanding pre-tax unaccreted adjustment was $0.

Mandatorily Redeemable Preferred Stock

We had mandatorily redeemable preferred stock which was redeemed in the year ended December 31, 2008. This instrument was classified as a liability and was carried at its historical carrying value. All dividends and accretion on our mandatorily redeemable preferred stock were recorded as interest expense. See Note 10—“Mandatorily Redeemable Preferred Stock” of the accompanying consolidated financial statements.

Income taxes

The income tax expense (benefit) related to pre-tax income (loss) for the years ended December 31, 2010, 2009 and 2008 represented effective tax rates of 27.8%, 33.4% and (32.7)%, respectively. Our effective tax rate for the year ended December 31, 2010 was lower than the U.S. statutory rate of 35% due to recognition of a deferred tax asset for a higher tax basis and deconsolidation of the companies sold as part of the Personal Lines Transaction, partially offset by an increase in the valuation allowance for insurance reciprocals. Our effective tax rate for the year ended December 31, 2009 was lower than the U.S. statutory rate of 35% due to the receipt of nontaxable interest and dividend income, tax reserve adjustments and a decrease in the valuation allowance. Our effective tax rate for the year ended December 31, 2008 was lower than the U.S. statutory rate of 35% due to a pre-tax loss from operations and non-deductible dividends and accretion on the Berkshire Preferred Stock, partially offset by tax exempt interest and dividend income.

Results of Operations

Review of Consolidated Results

A summary of our consolidated financial results for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Year ended December 31,
	2010	2009	2008
	($ in millions)
Net written premiums	$1,236.3	$1,906.7	$1,963.1
Revenues
Earned premiums	$1,487.7	$1,959.5	$1,879.0
Net investment income	96.3	125.3	162.1
Net realized and unrealized investment gains (losses)	76.8	248.6	(766.0)
Net other revenues	9.9	23.1	3.5
Total revenues	1,670.7	2,356.5	1,278.6
Expenses
Loss and LAE	930.2	1,121.9	1,126.2
Policy acquisition expenses	320.7	389.7	361.0
Other underwriting expenses	246.5	330.0	290.8
General and administrative expenses	6.4	5.0	8.2
Interest expense on debt	29.6	39.7	44.9
Accretion of fair value adjustment to loss and LAE reserves	—	5.4	12.0
Interest expense—dividends on preferred stock subject to mandatory redemption	—	—	11.8
Interest expense—accretion on preferred stock subject to mandatory redemption	—	—	21.6
Total expenses	1,533.4	1,891.7	1,876.5
Pre-tax income (loss)	137.3	464.8	(597.9)
Income tax (expense) benefit	(38.2)	(155.3)	195.3
Net income (loss) including noncontrolling interests	99.1	309.5	(402.6)
Less: Net income attributable to noncontrolling interests	(1.6)	(2.1)	(1.7)
Net income (loss) attributable to OB Holdings’ common shareholder	97.5	307.4	(404.3)
Other comprehensive income (loss)	6.5	18.8	(25.6)
Comprehensive income (loss) attributable to OB Holdings’ common shareholder	$104.0	$326.2	$(429.9)

The following table provides ratios of our consolidated underwriting results for the years ended December 31, 2010, 2009 and 2008:

	Year ended December 31,
	2010	2009	2008
Ratios:(1)(2)(3)(4)
Loss and LAE	62.5%	57.3%	59.9%
Expense	38.2	36.7	34.7
Total GAAP combined	100.7%	94.0%	94.6%

(1)                                  As part of the resegmentation, agency results for business written on OB Holdings paper and in which OB Holdings has an ownership interest have been reclassified within the underwriting results. Financial information for the prior periods has been reclassified to conform to this presentation.

(2)                                  Includes our long-term incentive compensation expense. For the years ended December 31, 2010, 2009 and 2008, long-term incentive compensation expense increased our total GAAP combined ratio by 1.7 points, 2.1 points and 0.7 points, respectively.

(3)                                  Includes loss and LAE relating to catastrophes. For the years ended December 31, 2010, 2009 and 2008, total calendar year incurred loss and LAE relating to catastrophes increased our loss and LAE and total combined ratios by 3.0 points, 0.7 points and 2.8 points, respectively, including development on prior accident year catastrophes which decreased our loss and LAE and total combined ratios by 0.7 points, 0.5 points and 0.3 points, respectively.

(4)                                  Prior accident year development, including development on catastrophes, for the years ended December 31, 2010, 2009 and 2008 decreased our loss and LAE and total combined ratios by 3.4 points, 4.3 points and 3.3 points, respectively.

Consolidated Results—Year ended December 31, 2010 versus year ended December 31, 2009

Our comprehensive income attributable to OB Holdings’ common shareholder was $104.0 million in the year ended December 31, 2010, compared to $326.2 million in the year ended December 31, 2009. Change in other comprehensive income and loss items in the year ended December 31, 2010 included the impact of a $5.8 million after tax increase in our pension plans primarily related to an increase in the over-funded status of our qualified pension plan driven by investment results, as compared to a $12.1 million after tax increase in our pension plans in the prior year also driven by investment results. Change in other comprehensive income and loss items in the year ended December 31, 2009 also included a $7.4 million pre-tax ($4.8 million after tax) increase resulting from the settlement of our interest rate swap relating to the mortgage note. The impact was offset by a $7.4 million realized loss related to the settlement of the interest rate swap reflected in net other revenues. Net income attributable to OB Holdings’ common shareholder was $97.5 million in the year ended December 31, 2010, compared to $307.4 million in the year ended December 31, 2009.

Our total revenues decreased by 29.1% to $1,670.7 million in the year ended December 31, 2010, compared to $2,356.5 million in the year ended December 31, 2009. The decrease was mainly due to a 24.1% decrease in earned premiums primarily due to the sale of our personal lines and our non-specialty commercial lines. Net realized and unrealized investment gains decreased by 69.1% to $76.8 million, compared to $248.6 million in the year ended December 31, 2009. Net investment income decreased by 23.1% to $96.3 million in the year ended December 31, 2010, primarily due to lower fixed maturity investment yields, a reduction in invested assets as a result of the Personal Lines Transaction, repurchases of our Senior Notes and an increased allocation to lower yielding short-term investments during the first six months of 2010 in preparation for the closing of the Personal Lines Transaction. These were partially offset by a $1.7 million inflation adjustment related to our inflation indexed treasury securities as compared to a $(1.1) million inflation adjustment related to these securities for the year ended December 31, 2009. Net other revenues decreased by 57.1% to $9.9 million in the year ended December 31, 2010, compared to $23.1 million in the year ended December 31, 2009. The year ended December 31, 2010 included the $8.5 million net gain on the Personal Lines Transaction and $10.2 million of additional consideration related to the Commercial Lines Transaction, both described above, partially offset by a $10.8 million loss related to the purchase of a portion of our Senior Notes. The year ended December 31, 2009 included pre-tax proceeds of $23.2 million from the Commercial Lines Transaction and a $5.4 million gain related to the purchase of a portion of our Senior Notes, partially offset by a $7.4 million realized loss related to the settlement of the interest rate swap.

Our total expenses decreased by 18.9% in the year ended December 31, 2010 to $1,533.4 million, compared to $1,891.7 million in the year ended December 31, 2009. Loss and LAE decreased by 17.1% to $930.2 million in the year ended December 31, 2010, reflective of the shrink in our book of business resulting from the Commercial Lines Transaction and the Personal Lines Transaction, partially offset by higher current accident year catastrophe losses and a number of large losses experienced earlier in the year, particularly in businesses we have exited. Current accident year catastrophe losses were $55.3 million in the year ended December 31, 2010, compared to $23.8 million in the year ended December 31, 2009. Other underwriting expenses decreased by 25.3% to $246.5 million and policy acquisition expenses decreased by 17.7% to $320.7 million in the year ended December 31, 2010, reflecting the change in our book of business resulting from the Commercial Lines Transaction and the Personal Lines Transaction. Interest expense decreased by 25.4% to $29.6 million in the year ended December 31, 2010, reflective of actions taken to reduce outstanding debt. General and administrative expenses were essentially flat as compared to the prior year.

Our income tax expense related to pre-tax income for the years ended December 31, 2010 and 2009 represented effective tax rates of 27.8% and 33.4%, respectively. The effective tax rate for the year ended December 31, 2010 was lower than the U.S. statutory rate of 35% due to recognition of a deferred tax asset for a higher tax basis and deconsolidation of the companies sold as part of the Personal Lines Transaction, partially offset by an increase in the valuation allowance for insurance reciprocals. The effective tax rate for the year ended December 31, 2009 was lower than the U.S. statutory rate of 35% due to the receipt of nontaxable interest and dividend income, tax reserve adjustments and a decrease in the valuation allowance.

Our GAAP combined ratio for the year ended December 31, 2010 increased to 100.7% from 94.0% for the year ended December 31, 2009. The loss and LAE ratio increased by 5.2 points to 62.5% while the expense ratio increased by 1.5 points to 38.2%. The increase in the loss and LAE ratio was primarily due to an increase in current accident year catastrophe and non-catastrophe losses. The year ended December 31, 2010 included $55.3 million or 3.7 points of current accident year catastrophe losses, as compared to $23.8 million or 1.2 points of current accident year catastrophe losses in the year ended December 31, 2009. We also experienced a number of large losses in our property and inland marine business within Specialty Insurance Operations and in our non-specialty commercial lines business within Other Insurance Operations. The year ended December 31, 2010 included $51.1 million or 3.4 points of favorable loss reserve development, as compared to $83.4 million or 4.3 points of favorable loss reserve development in the year ended December 31, 2009. The favorable loss reserve development was primarily related to lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and other general liability lines. The favorable development also included a $7.5 million release of commercial catastrophe reserves associated with storms occurring in 2004 and 2005. The expense ratio increased primarily due to higher acquisition costs in our specialty businesses as compared to the exited businesses and other underwriting expenses that have not decreased proportionately with the reduction in earned premium associated with the exited businesses.

Consolidated Results—Year ended December 31, 2009 versus year ended December 31, 2008

Our comprehensive income attributable to OB Holdings’ common shareholder was $326.2 million in the year ended December 31, 2009, compared to a comprehensive loss attributable to OB Holdings’ common shareholder of $429.9 million in the year ended December 31, 2008. Change in other comprehensive income and loss items in the year ended December 31, 2009 included the impact of a $12.1 million after tax increase in our pension plans primarily related to an increase in the over-funded status of our qualified pension plan driven by investment results. Change in other comprehensive income and loss items in the year ended December 31, 2009 also included a $7.4 million pre-tax ($4.8 million after tax) increase resulting from the settlement of our interest rate swap relating to the mortgage note. Change in other comprehensive income and loss items in the year ended December 31, 2008 included the impact of a $19.5 million after tax decrease in our pension plans primarily related to a decrease in the over-funded status of our qualified pension plan driven by investment results and a $5.7 million after tax decrease in our interest rate swap related to the mortgage note. Net income attributable to OB Holdings’ common shareholder was $307.4 million in the year ended December 31, 2009, compared to a net loss attributable to OB Holdings’ common shareholder of $404.3 million in the year ended December 31, 2008.

Our total revenues increased 84.3% to $2,356.5 million in the year ended December 31, 2009, compared to $1,278.6 million in the year ended December 31, 2008. The increase was mainly due to a $1,014.6 million increase in net realized and unrealized investment gains to $248.6 million. Net realized and unrealized investment losses for the year ended December 31, 2008 reflected the impact of the significant declines and high volatility in the equity markets, the lack of liquidity in the credit markets and the widening of credit spreads experienced during the second half of 2008. The increase in earned premiums was due primarily to our Specialty Insurance Operations, partially offset by decreased earned premiums in Other Insurance Operations in both personal lines and our non-specialty commercial lines. Net other revenues increased

$19.6 million to $23.1 million in the year ended December 31, 2009. The increase was primarily due to pre-tax proceeds of $23.2 million from the renewal rights sale and a $5.4 million gain related to the purchase of a portion of our Senior Notes, partially offset by a $7.4 million realized loss related to the settlement of the interest rate swap. The year ended December 31, 2008 included a $1.0 million gain from the sale of MWIC and a $1.1 million gain from the sale of FMIC. These increases were partially offset by a $36.8 million decrease in net investment income to $125.3 million in the year ended December 31, 2009, due to a lower average invested asset base and lower investment yields. Contributing to the lower investment yields was a $(1.1) million inflation adjustment related to our inflation indexed treasury securities as compared to an $8.6 million inflation adjustment related to these securities for the year ended December 31, 2008.

Our total expenses increased 0.8% in the year ended December 31, 2009 to $1,891.7 million, compared to $1,876.5 million in the year ended December 31, 2008. Loss and LAE decreased by 0.4% to $1,121.9 million in the year ended December 31, 2009 due to lower current accident year catastrophe losses and slightly more favorable loss reserve development. Interest expense decreased by 49.3% due to the redemption of the Berkshire Preferred Stock in the second quarter of 2008, the repayment of the mortgage note in the second quarter of 2008 and repurchases of our Senior Notes. Partially offsetting these decreases were increased policy acquisition costs and other underwriting expenses. Policy acquisition expenses increased by 8.0% to $389.7 million in the year ended December 31, 2009 mainly due to higher acquisition costs associated with our newer specialty businesses and changes in mix of business. Other underwriting expenses increased 13.5% to $330.0 million in the year ended December 31, 2009. The year ended December 31, 2008 included lower incentive compensation costs resulting from changes in assumptions on our long-term incentive compensation plans. General and administrative expenses were essentially flat as compared to the prior year.

Our income tax expense (benefit) related to pre-tax income (loss) for the years ended December 31, 2009 and 2008 represented effective tax rates of 33.4% and (32.7)%, respectively. The effective tax rate for the year ended December 31, 2009 was lower than the U.S. statutory rate of 35% due to the receipt of nontaxable interest and dividend income, tax reserve adjustments and a decrease in the valuation allowance. Our effective tax rate for the year ended December 31, 2008 was lower than the U.S. statutory rate of 35% due to a pre-tax loss from operations and non-deductible dividends and accretion on the Berkshire Preferred Stock, partially offset by tax exempt interest and dividend income.

Our GAAP combined ratio for the year ended December 31, 2009 decreased to 94.0% from 94.6% for the year ended December 31, 2008. The loss and LAE ratio decreased 2.6 points to 57.3% while the expense ratio increased 2.0 points to 36.7%. The decrease in the loss and LAE ratio was due to decreases in the current accident year catastrophe loss ratio and also slightly more favorable loss reserve development. The year ended December 31, 2009 included $23.8 million or 1.2 points of current accident year catastrophe losses. The year ended December 31, 2008 included $57.4 million or 3.1 points of current accident year catastrophe losses, mainly due to losses related to hurricanes Ike and Gustav, and weather in the southeastern United States experienced in the first quarter. The year ended December 31, 2009 included $83.4 million or 4.3 points of favorable loss reserve development primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and general liability lines partially offset by adverse loss reserve development primarily related to personal injury protection litigation at AutoOne. The year ended December 31, 2008 included $62.0 million or 3.3 points of favorable loss reserve development primarily due to lower than expected severity on non-catastrophe losses and favorable loss reserve development on a prior accident year catastrophe. The favorable non-catastrophe loss reserve development was primarily related to professional liability lines and multiple peril liability lines partially offset by adverse loss reserve development at AutoOne and in legacy run-off business. The expense ratio increased due to higher policy acquisition expenses and other underwriting expenses, as described above.

Summary of Operations By Segment

To better align our operating and reporting structure with our business profile as a result of the transactions, we revised our segment structure into Specialty Insurance Operations, Other Insurance Operations and Investing, Financing and Corporate Operations. As described above, Specialty Insurance Operations is comprised of twelve underwriting units that are aggregated into three major underwriting units: MGA Business, Specialty Industries and Specialty Products. Other Insurance Operations includes AutoOne, the non-specialty commercial lines business and traditional personal lines business, other run-off business and certain purchase accounting adjustments relating to the OneBeacon Acquisition. Investing, Financing and Corporate Operations includes the investing and financing activities for OneBeacon on a consolidated basis, and certain other activities conducted through our holding companies. Prior periods have been reclassified to conform to the current presentation. Our segment information is presented in Note 13—“Segment Information” of the accompanying consolidated financial statements.

Specialty Insurance Operations

Financial results for our Specialty Insurance Operations segment for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Year ended December 31,
	2010	2009	2008
	($ in millions)
Net written premiums	$988.0	$946.2	$836.9
Earned premiums	$979.2	$917.9	$730.0
Loss and LAE	(539.6)	(403.0)	(347.7)
Policy acquisition expenses	(212.7)	(204.1)	(145.9)
Other underwriting expenses	(163.6)	(151.4)	(119.4)
Total underwriting income	63.3	159.4	117.0
Net other revenues	2.7	3.5	3.3
General and administrative expenses	(2.3)	(2.6)	(4.8)
Pre-tax income	$63.7	$160.3	$115.5

The following table provides net written premiums, earned premiums and underwriting ratios by major underwriting unit and Specialty Insurance Operations in total for the years ended December 31, 2010, 2009 and 2008:

	MGA Business	Specialty Industries	Specialty Products	Specialty Insurance Operations
	($ in millions)
Year ended December 31, 2010
Net written premiums	$269.2	$317.6	$401.2	$988.0
Earned premiums	266.0	302.2	411.0	979.2
Ratios:(1)(2)(3)
Loss and LAE	49.8%	54.0%	59.2%	55.1%
Expense	41.4	41.8	33.9	38.4
Total GAAP combined	91.2%	95.8%	93.1%	93.5%
Year ended December 31, 2009
Net written premiums	$256.7	$292.3	$397.2	$946.2
Earned premiums	236.9	288.5	392.5	917.9
Ratios:(1)(2)(3)
Loss and LAE	49.7%	48.0%	37.3%	43.9%
Expense	42.1	41.5	34.8	38.7
Total GAAP combined	91.8%	89.5%	72.1%	82.6%
Year ended December 31, 2008
Net written premiums	$181.4	$279.7	$375.8	$836.9
Earned premiums	105.1	272.8	352.1	730.0
Ratios:(1)(2)(3)
Loss and LAE	54.7%	55.3%	39.6%	47.6%
Expense	39.0	37.5	34.6	36.4
Total GAAP combined	93.7%	92.8%	74.2%	84.0%

(1)                                  Includes our long-term incentive compensation expense. For the years ended December 31, 2010, 2009 and 2008, long-term incentive compensation expense increased our Specialty Insurance Operations combined ratio by 1.7 points, 2.5 points and 1.0 points, respectively.

(2)                                  Includes loss and LAE relating to catastrophes. For the years ended December 31, 2010, 2009 and 2008, total calendar year incurred loss and LAE relating to catastrophes increased our Specialty Insurance Operations loss and LAE and total combined ratios by 1.5 points, 1.0 points and 1.9 points, respectively, including development on prior accident year catastrophes which decreased our Specialty Insurance Operations loss and LAE and total combined ratios by 0.7 points, 0.6 points and 0.7 points, respectively.

(3)                                  Prior accident year development, including development on catastrophes, for the years ended December 31, 2010, 2009 and 2008 decreased our Specialty Insurance Operations loss and LAE and total combined ratios by 2.8 points, 9.2 points and 8.3 points, respectively.

Specialty Insurance Operations— Year ended December 31, 2010 versus year ended December 31, 2009

Overview.  We reported a GAAP combined ratio of 93.5% for the year ended December 31, 2010, compared to 82.6% for the year ended December 31, 2009. The increase in our combined ratio was primarily due to higher current accident year non-catastrophe losses and lower favorable loss reserve development, as expenses were essentially flat.

MGA Business. Net written premiums for MGA Business increased by 4.9% to $269.2 million in the year ended December 31, 2010 from $256.7 million in the year ended December 31, 2009. The increase compared to the prior year period was primarily due to an $8.5 million increase in net written premiums from our collector cars and boats business as well as a $4.3 million increase in net written premiums from OBE. Net written premiums for Dewar were essentially flat as compared to the prior year period.

The MGA Business combined ratio for the year ended December 31, 2010 decreased slightly to 91.2% from 91.8% for the year ended December 31, 2009. The loss and LAE ratio increased by 0.1 point to 49.8% while the expense ratio decreased by 0.7 points to 41.4%. The slight increase in the loss and LAE ratio reflects the impact of adverse loss reserve development substantially offset by lower current accident year losses. The year ended December 31, 2010 included 0.6 points of adverse loss reserve development primarily related to OBE, compared to 0.1 point of favorable loss reserve development related to our collector cars and boats business in the prior year period. This was essentially offset by a 0.6 point decrease in current accident year losses primarily related to non-catastrophe losses, compared with the year ended December 31, 2009. The year ended December 31, 2010 included 1.3 points of current accident year catastrophe losses, as compared to 0.9 points in the year ended December 31, 2009. The decrease in the expense ratio was driven by lower other underwriting expenses.

Specialty Industries. Net written premiums for Specialty Industries increased by 8.7% to $317.6 million in the year ended December 31, 2010 from $292.3 million in the year ended December 31, 2009. The increase was due to solid retention levels for many of the businesses and growth in some of our newer businesses. The increase compared to the prior year period was due to a $15.5 million increase in net written premiums from A&H, an $8.3 million increase in net written premiums from OBEG, which began writing business in July 2009, and a $6.2 million increase in net written premiums from OBGR, partially offset by a $4.1 million decrease in net written premiums from IMU and a $0.6 million decrease in net written premiums from OBTI.

The Specialty Industries combined ratio for the year ended December 31, 2010 increased to 95.8% from 89.5% for the year ended December 31, 2009. The loss and LAE ratio increased by 6.0 points to 54.0% while the expense ratio increased by 0.3 points to 41.8%. The increase in the loss and LAE ratio was primarily due to loss reserve development. The year ended December 31, 2010 included 0.4 points of adverse loss reserve development primarily related to A&H, compared to 5.1 points of favorable loss reserve development primarily related to OBTI in the prior year period. Further, the year ended December 31, 2010 included a 0.5 point increase in current accident year losses, compared with the year ended December 31, 2009. The year ended December 31, 2010 included 1.3 points of catastrophe losses, primarily related to severe wind and rainstorms in the northeastern United States experienced in the first quarter. The year ended December 31, 2009 included 0.7 points of current accident year catastrophe losses. The expense ratio was essentially flat.

Specialty Products. Net written premiums for Specialty Products increased by 1.0% to $401.2 million in the year ended December 31, 2010 from $397.2 million in the year ended December 31, 2009. The increase was primarily due to a $20.2 million increase in net written premiums from OBPI, partially offset by a $10.2 million decrease in net written premiums from PIM reflecting a revised underwriting strategy and a $6.0 million decrease in net written premiums from OBSP, reflecting competition in the marketplace.

The Specialty Products combined ratio for the year ended December 31, 2010 increased to 93.1% from 72.1% for the year ended December 31, 2009. The loss and LAE ratio increased by 21.9 points to 59.2% while the expense ratio decreased by 0.9 points to 33.9%. The increase in the loss and LAE ratio was primarily due to an 11.7 point increase in current accident year losses, compared with the year ended December 31, 2009. The year ended December 31, 2010 included the impact of a number of large losses experienced at PIM. The year ended December 31, 2010 also included 3.3 points of current accident year catastrophe losses, primarily related to severe wind and rainstorms in the northeastern United States experienced in the first quarter and elsewhere in the U.S. in the second quarter. The year ended December 31, 2009 included 2.7 points of current accident year catastrophe losses. Further, the year ended December 31, 2010 included 7.5 points of favorable loss reserve development primarily related to professional liability, compared to 17.7 points of favorable loss reserve development related to professional liability in the prior year period. The decrease in the expense ratio was primarily due to a decrease in policy acquisition expenses partially offset by an increase in other underwriting expenses.

Reinsurance protection. We purchase reinsurance in order to minimize loss from large risks or catastrophic events.  We also purchase individual property reinsurance coverage for certain risks to reduce large loss volatility through property-per-risk excess of loss reinsurance programs and individual risk facultative reinsurance. We also maintain excess of loss casualty reinsurance programs that provide protection for individual risk or catastrophe losses involving workers compensation, general liability, automobile liability, professional liability or umbrella liability. The availability and cost of reinsurance protection is subject to market conditions, which are outside of our control. Limiting our risk of loss through reinsurance arrangements serves to mitigate the impact of large losses; however, the cost of this protection in an individual period may exceed the benefit.

For the year ended December 31, 2010, our net combined ratio was higher than our gross combined ratio by 3.8 points, primarily due to the impact of the cost of catastrophe reinsurance and facultative reinsurance. For the year ended December 31, 2009, our net combined ratio was higher than our gross combined ratio by 3.6 points, primarily due to the cost of catastrophe, facultative and property reinsurance.

Specialty Insurance Operations—Year ended December 31, 2009 versus year ended December 31, 2008

Overview.  We reported a GAAP combined ratio of 82.6% for the year ended December 31, 2009, compared to 84.0% for the year ended December 31, 2008. The decrease in our combined ratio was primarily due to lower current accident year non-catastrophe and catastrophe losses, partially offset by increased policy acquisition expenses mainly due to changes in mix of business.

MGA Business. Net written premiums for MGA Business increased by 41.5% to $256.7 million in the year ended December 31, 2009 from $181.4 million in the year ended December 31, 2008. The increase was primarily due to a $36.7 million increase in net written premiums from OBE which we acquired in the third quarter of 2008, and a $34.8 million increase in net written premiums from our collector cars and boats business that we began writing in the second quarter of 2008.

The MGA Business combined ratio for the year ended December 31, 2009 decreased to 91.8% from 93.7% for the year ended December 31, 2008. The loss and LAE ratio decreased by 5.0 points to 49.7% while the expense ratio increased by 3.1 points to 42.1%. The decrease in the loss and LAE ratio was primarily due to a 4.9 point decrease in current accident year non-catastrophe and catastrophe losses in the year ended December 31, 2009, compared with the year ended December 31, 2008. The year ended December 31, 2009 included 0.9 points of current accident year catastrophe losses, as compared to 1.8 points in the year ended December 31, 2008. The increase in the expense ratio was mainly due to increased policy acquisition costs as our newer businesses receive higher compensation.

Specialty Industries. Net written premiums for Specialty Industries increased by 4.5% to $292.3 million in the year ended December 31, 2009 from $279.7 million in the year ended December 31, 2008. The increase compared to the prior year period was primarily due to an $18.5 million increase in net written premiums from A&H and a $14.5 million increase in net written premiums from OBGR, partially offset by a $21.5 million decrease in net written premiums from IMU.

The Specialty Industries combined ratio for the year ended December 31, 2009 decreased to 89.5% from 92.8% for the year ended December 31, 2008. The loss and LAE ratio decreased by 7.3 points to 48.0% while the expense ratio increased by 4.0 points to 41.5%. The decrease in the loss and LAE ratio was primarily due to a 4.3 point decrease in current accident year non-catastrophe and catastrophe losses in the year ended December 31, 2009, compared with the year ended December 31, 2008 which included the impact of large losses at IMU, as well as higher catastrophe losses primarily related to hurricanes Ike and Gustav. The year ended December 31, 2009 included 0.7 points of current accident year catastrophe losses, compared to 4.0 points of current accident year catastrophe losses for the year ended December 31, 2008. Further, the year ended December 31, 2009 included 5.1 points of favorable loss reserve development primarily related to OBTI, compared to 2.1 points primarily related to OBTI in the year ended December 31, 2008. The increase in the expense ratio was driven by higher other underwriting expenses.

Specialty Products. Net written premiums for Specialty Products increased by 5.7% to $397.2 million in the year ended December 31, 2009 from $375.8 million in the year ended December 31, 2008. The increase was primarily due to a $27.0 million increase in net written premiums from OBPI, partially offset by a $3.8 million decrease in net written premiums from PIM.

The Specialty Products combined ratio for the year ended December 31, 2009 decreased to 72.1% from 74.2% for the year ended December 31, 2008. The loss and LAE ratio decreased by 2.3 points to 37.3% while the expense ratio increased by 0.2 points to 34.8%. The decrease in the loss and LAE ratio was primarily due to an increase in favorable loss reserve development, compared with the year ended December 31, 2008. The year ended December 31, 2009 included 17.7 points of favorable loss reserve development related to professional liability while the year ended December 31, 2008 included 15.6 points of favorable loss reserve development related to professional liability. The expense ratio was essentially flat.

Reinsurance protection. For the year ended December 31, 2009, our net combined ratio was higher than our gross combined ratio by 3.6 points, primarily due to the cost of catastrophe, facultative and property reinsurance. For the year ended December 31, 2008, our net combined ratio was lower than our gross combined ratio by 0.1 point, with the impact of ceded large losses at IMU substantially offset by the cost of catastrophe, facultative and property reinsurance.

Other Insurance Operations

Financial results for our Other Insurance Operations segment for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Year ended December 31,
	2010	2009	2008
	($ in millions)
Net written premiums	$248.3	$960.5	$1,126.2
Earned premiums	$508.5	$1,041.6	$1,149.0
Loss and LAE	(390.6)	(718.9)	(778.5)
Policy acquisition expenses	(108.0)	(185.6)	(215.1)
Other underwriting expenses	(82.9)	(178.6)	(171.4)
Total underwriting loss	(73.0)	(41.5)	(16.0)
Net other revenues	18.7	23.2	—
General and administrative expenses	(0.1)	—	—
Accretion of fair value adjustment to loss and LAE reserves	—	(5.4)	(12.0)
Pre-tax loss	$(54.4)	$(23.7)	$(28.0)

The following table provides underwriting ratios for Other Insurance Operations for the years ended December 31, 2010, 2009 and 2008:

	Year ended December 31,
	2010	2009	2008
Ratios:(1)(2)(3)
Loss and LAE	76.8%	69.0%	67.8%
Expense	37.5	35.0	33.6
Total GAAP combined	114.3%	104.0%	101.4%

(1)                                  Includes our long-term incentive compensation expense. For the years ended December 31, 2010, 2009 and 2008, long-term incentive compensation expense increased our Other Insurance Operations combined ratio by 1.6 points, 1.8 points and 0.5 points, respectively.

(2)                                  Includes loss and LAE relating to catastrophes. For the years ended December 31, 2010, 2009 and 2008, total calendar year incurred loss and LAE relating to catastrophes increased our Other Insurance Operations loss and LAE and total combined ratios by 6.1 points, 0.6 points and 3.3 points, respectively, including development on prior accident year catastrophes which decreased our loss and LAE and total combined ratios by 0.6 points, 0.3 points and 0.1 points, respectively.

(3)                                  Prior accident year development, including development on catastrophes, for the years ended December 31, 2010, 2009 and 2008 (decreased) increased our Other Insurance Operations loss and LAE and total combined ratios by (4.6) points, 0.1 points and 0.2 points, respectively.

Other Insurance Operations—Year ended December 31, 2010 versus year ended December 31, 2009

Net written premiums for Other Insurance Operations decreased by 74.1% to $248.3 million in the year ended December 31, 2010 from $960.5 million in the year ended December 31, 2009, primarily due to the Commercial Lines Transaction and the Personal Lines Transaction. The year ended December 31, 2010 included $171.0 million of net written premiums primarily related to these exited businesses while the year ended December 31, 2009 included $871.7 million of net written premiums related to these businesses. Further, net written premiums at AutoOne decreased by 12.8% to $77.5 million primarily due to actions taken to reduce our exposure in the voluntary private passenger automobile market. Other Insurance Operations earned premiums for the year ended December 31, 2010 included the benefit of a $5.5 million correction of unearned LAD fees.

The Other Insurance Operations combined ratio for the year ended December 31, 2010 increased to 114.3% from 104.0% for the year ended December 31, 2009. The loss and LAE ratio increased 7.8 points to 76.8%, while the expense ratio increased by 2.5 points to 37.5%. The increase in the loss and LAE ratio was primarily due to a 12.5 point increase in current accident year losses. The year ended December 31, 2010 included 6.7 points of current accident year catastrophe losses primarily related to severe wind and rainstorms in the northeastern United States experienced in the first quarter, compared to 0.9 points of current accident year catastrophe losses in the year ended December 31, 2009. In addition, current accident year non-catastrophe losses were 6.7 points higher than the prior year period due to higher-than-average levels of large losses in the non-specialty commercial businesses. The increase was partially offset by 4.6 points of favorable loss reserve development in the year ended December 31, 2010, compared with 0.1 point of adverse loss reserve development in the year ended December 31, 2009, related to AutoOne and traditional personal lines. The increase in the expense ratio primarily results from expenses that have not decreased proportionately with the reduction in earned premiums.

Reinsurance protection. We purchase reinsurance in order to minimize loss from large risks or catastrophic events.  We also purchase individual property reinsurance coverage for certain risks to reduce large loss volatility through property-per-risk excess of loss reinsurance programs and individual risk facultative reinsurance. We also maintain excess of loss casualty reinsurance programs that provide protection for individual risk or catastrophe losses involving workers compensation, general liability, automobile liability, professional liability or umbrella liability losses. In addition, we have a reinsurance cover with NICO, which entitles us to recover up to $2.5 billion in ultimate loss and LAE incurred related primarily to claims arising from business written prior to 1992 for asbestos claims and prior to 1987 for environmental claims, and certain other exposures. The availability and cost of reinsurance protection is subject to market conditions, which are outside of our control. Limiting our risk of loss through reinsurance arrangements serves to mitigate the impact of large losses; however, the cost of this protection in an individual period may exceed the benefit.

For the year ended December 31, 2010, our net combined ratio was higher than our gross combined ratio by 11.3 points, primarily due to the impact of the business fronted under the Commercial Lines Transaction as well as the cost of catastrophe reinsurance, and to a lesser extent the cost of property reinsurance, partially offset by losses ceded under facultative and casualty reinsurance. For the year ended December 31, 2009, our net combined ratio was higher than our gross combined ratio by 7.4 points, primarily due to the cost of catastrophe and facultative reinsurance.

Other Insurance Operations—Year ended December 31, 2009 versus year ended December 31, 2008

Net written premiums for Other Insurance Operations decreased by 14.7% to $960.5 million in the year ended December 31, 2009 from $1,126.2 million in the year ended December 31, 2008. In traditional personal lines, net written premiums decreased $79.7 million to $419.9 million. In an effort to reduce our property catastrophe exposure in the Northeast, we entered into a 30% quota share agreement with a group of reinsurers. During the year ended December 31, 2009, we ceded $59.9 million of written premiums from our Northeast homeowners business written through OBIC and its subsidiary companies, along with Adirondack Insurance Exchange and New Jersey Skylands Insurance Association in New York and New Jersey, respectively. Net written premiums from non-specialty commercial businesses decreased primarily due to a $42.4 million decrease in the non-specialty middle market commercial businesses and a $13.1 million decrease in the small business division. Further, net written premiums at AutoOne decreased by $31.0 million primarily due to changes in New York’s assigned risk pool and lower writings of voluntary private passenger automobile risks in New York.

The Other Insurance Operations combined ratio for the year ended December 31, 2009 increased to 104.0% from 101.4% for the year ended December 31, 2008. The loss and LAE ratio increased 1.2 points to 69.0%, while the expense ratio increased by 1.4 points to 35.0%. The increase in the loss and LAE ratio was primarily due to a 1.3 point increase in current accident year losses as compared to the prior year period primarily related to higher current accident non-catastrophe loss ratios related to poor automobile results. This was partially offset by a decrease in current accident year catastrophe losses. The year ended December 31, 2009 included 0.9 points of current accident year catastrophe losses, compared with 3.4 points for the year ended December 31, 2008 primarily related to hurricane Ike in our non-specialty middle market commercial businesses and small business division and losses from tornados in the southeastern United States in our non-specialty middle market commercial businesses in the first quarter of 2008. The increase in the expense ratio was primarily due to a 2.3 point increase in other underwriting expenses which included 1.7 points of higher incentive compensation costs, severance and other costs associated with the renewal rights transaction, partially offset by a 0.9 point decrease in policy acquisition costs as a result of the ceding commission related to the homeowners quota share, as described above. The year ended December 31, 2008 included $9.2 million of incurred unallocated loss adjustment expenses related to the Liberty Mutual settlement.

Reinsurance protection. For the year ended December 31, 2009, our net combined ratio was higher than our gross combined ratio by 7.4 points, primarily due to the cost of catastrophe and facultative reinsurance. For the year ended December 31, 2008, our net combined ratio was higher than our gross combined ratio by 3.7 points, primarily due to the cost of catastrophe reinsurance.

Investing, Financing and Corporate Operations

A summary of results from our Investing, Financing and Corporate Operations segment for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Year ended December 31,
	2010	2009	2008
	($ in millions)
Net investment income	$96.3	$125.3	$162.1
Net realized and unrealized investment gains (losses)	76.8	248.6	(766.0)
Net other (expenses) revenues	(11.5)	(3.6)	0.2
General and administrative expenses	(4.0)	(2.4)	(3.4)
Interest expense on debt	(29.6)	(39.7)	(44.9)
Interest expense—dividends on preferred stock	—	—	(11.8)
Interest expense—accretion on preferred stock	—	—	(21.6)
Pre-tax income (loss)	$128.0	$328.2	$(685.4)

Investing, Financing and Corporate Operations—Year ended December 31, 2010 versus year ended December 31, 2009

Investing, Financing and Corporate Operations reported pre-tax income of $128.0 million in the year ended December 31, 2010, compared to pre-tax income of $328.2 million in the year ended December 31, 2009. The decrease was primarily related to a decrease in net investment income and net realized and unrealized investment gains. As further described below, net realized and unrealized investment gains decreased to $76.8 million in the year ended December 31, 2010, compared to $248.6 million in the prior year period and net investment income decreased to $96.3 million in the year ended December 31, 2010, compared to $125.3 million in the prior year period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Investment Results”. The decrease in interest expense reflects actions taken to reduce outstanding debt. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financing”. Further, net other expenses increased mainly due to a $10.8 million loss related to the purchase of a portion of our Senior Notes in the year ended December 31, 2010, compared with a $5.4 million gain related to the purchase of a portion of our Senior Notes, partially offset by a $7.4 million realized loss related to the settlement of the interest rate swap in the prior year period. General and administrative expenses were essentially flat as compared with the prior year period.

Investing, Financing and Corporate Operations—Year ended December 31, 2009 versus year ended December 31, 2008

Investing, Financing and Corporate Operations reported pre-tax income of $328.2 million in the year ended December 31, 2009, compared to a pre-tax loss of $685.4 million in the year ended December 31, 2008. The increase was primarily related to an increase in net realized and unrealized investment gains (losses), partially offset by a decrease in net investment income. As further described below, net realized and unrealized investment gains increased to $248.6 million in the year ended December 31, 2009, compared to net realized and unrealized investment losses of $766.0 million in the prior year period and net investment income decreased to $125.3 million in the year ended December 31, 2009, compared to $162.1 million in the prior year period. Net investment income in the year ended December 31, 2008 included $6.2 million related to assets held in trust for the Berkshire Preferred Stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Investment Results”. The increase in income was also due to a decrease in interest expense related to the redemption of the Berkshire Preferred Stock in the second quarter of 2008, the repayment of the mortgage note in the second quarter of 2008 and repurchases of our Senior Notes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financing”. The year ended December 31, 2009 included a $5.4 million gain related to the purchase of a portion of our Senior Notes, partially offset by a $7.4 million realized loss related to the settlement of the interest rate swap. General and administrative expenses were essentially flat as compared with the prior year period.

Summary of Investment Results

Investment Returns

A summary of our consolidated pre-tax investment results for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Year ended December 31,
	2010	2009	2008
		($ in millions)
Net investment income (1)	$96.3	$125.3	$162.1
Net realized investment gains (losses)	83.5	(20.5)	(318.6)
Change in net unrealized investment gains and losses	(6.7)	269.1	(447.4)
Total GAAP pre-tax investment results	$173.1	$373.9	$(603.9)

(1)                                  Includes $6.2 million of net investment income for assets held in trust for the year ended December 31, 2008.

Gross investment returns versus typical benchmarks for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Year ended December 31,(1)
	2010	2009	2008(2)
Fixed maturity investments	4.6%	12.3%	(2.8)%
Short-term investments	(0.1)	0.6	1.9
Total fixed income	3.7	10.0	(2.1)
Barclays U.S. Intermediate Aggregate Index	6.1	6.5	5.2
Common equity securities	18.5	(7.4)	(53.8)
Convertible bonds	12.4	22.7	(9.1)
Total common equity securities and convertible bonds	16.4	10.8	(40.3)
Other investments	6.0	10.8	(35.7)
Total common equity securities, convertible bonds and other investments	13.2	10.8	(39.3)
S&P 500 Index (total return)	15.1	26.5	(37.0)
Total consolidated portfolio	5.1%	10.1%	(13.4)%

(1)                                  Gross investment returns exclude investment expenses of $8.8 million, $10.8 million and $14.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(2)                                  Includes $6.2 million of net investment income for assets held in trust for the year ended December 31, 2008.

During the third and fourth quarters of 2008, there were significant declines and high volatility in the equity markets, a lack of liquidity in the credit markets and a widening of credit spreads on debt securities. These factors had a significant adverse effect on the performance of our investment portfolio in 2008. In response to these factors, in 2008 and 2009, we shifted our focus from total return to capital preservation. In particular, we significantly reduced the size of our equity portfolio and managed our fixed income portfolio to avoid realizing losses. During 2010 as overall financial markets and our investment results continued to stabilize, we gradually shifted back from a focus on capital preservation to our traditional total return investment philosophy.

Investment Returns—Year ended December 31, 2010 versus year ended December 31, 2009

Overview

Our total pre-tax investment results were $173.1 million, a return of 5.1% for the year ended December 31, 2010, compared to $373.9 million, a return of 10.1% for the year ended December 31, 2009. Net investment income in the year ended December 31, 2010 was $96.3 million, a decrease of $29.0 million, compared to $125.3 million in the year ended December 31, 2009. The decrease was principally due to lower investment yields, a reduction in invested assets as a result of the Personal Lines Transaction, repurchases of our Senior Notes, and an increased allocation to lower yielding short-term investments during the first six months of 2010 in preparation for the closing of the Personal Lines Transaction. The decrease was partially offset by a $1.7 million inflation adjustment related to our inflation indexed treasury securities for the year ended December 31, 2010 as compared to a $(1.1) million inflation adjustment related to these securities for the year ended December 31, 2009. Net realized investment gains (losses) were $83.5 million in the year ended December 31, 2010, an increase of $104.0 million compared to $(20.5) million in the year ended December 31, 2009. The increase was principally due to $57.8 million of realized gains on the sales of fixed maturity securities in the year ended December 31, 2010 mainly in preparation for the close of the Personal Lines Transaction and $31.5 million of realized losses on the sales of common equity investments resulting from the reduction in the size of the equity portfolio in the year ended December 31, 2009. The change in net unrealized investment gains and losses was a decrease of $6.7 million in the year ended December 31, 2010, compared to an increase of $269.1 million in the year ended December 31, 2009.

Fixed income

Our fixed income portfolio, which includes fixed maturity and short-term investments, returned 3.7% for the year ended December 31, 2010, compared to 10.0% for the year ended December 31, 2009. The fixed maturity portfolio, in particular the corporate bond portfolio, performed well during the year ended December 31, 2009, driven by spread tightening. We recorded $57.8 million in net realized gains in the year ended December 31, 2010, mainly due to sales of fixed maturity investments during the first six months of 2010 in preparation of the close of the Personal Lines Transaction. We maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 2.8 years excluding short-term investments, and approximately 2.7 years including short-term investments at December 31, 2010. Our fixed maturity portfolio performed consistently with its characteristics and below the Barclays U.S. Intermediate Aggregate Index benchmark for the year ended December 31, 2010.

Common equity securities, convertible bonds and other investments

Our total common equity securities, convertible bonds and other investments portfolio returned 13.2% for the year ended December 31, 2010, compared to 10.8% for the year ended December 31, 2009. Our total common equity securities and convertible bonds portfolio returned 16.4% and 10.8% for the years ended December 31, 2010 and 2009, respectively, or 130 basis points better and 1,570 basis points worse, respectively, than the S&P 500 benchmark. The S&P 500 rebounded during 2009; as a result of the timing of sales of common equity securities in 2009 in order to reduce our equity exposure discussed previously and given that we were more heavily weighted in convertible bonds than in common equity securities, our portfolio underperformed the S&P 500 benchmark. We recorded $20.4 million in net realized gains in the year ended December 31, 2010. Our other investments portfolio returned 6.0% for the year ended December 31, 2010, compared to 10.8% for the year ended December 31, 2009.

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

Fixed income

Our fixed income portfolio, which includes fixed maturity and short-term investments, returned 10.0% for the year ended December 31, 2009, compared to (2.1)% for the year ended December 31, 2008. As previously discussed, the fixed maturity portfolio, in particular the corporate bond portfolio, performed well during the year ended December 31, 2009, driven by spread tightening. We maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 2.5 years excluding short-term investments, and approximately 2.3 years including short-term investments at December 31, 2009. Our fixed maturity portfolio performed consistently with its characteristics and above the Barclays U.S. Intermediate Aggregate Index benchmark for the year ended December 31, 2009.

Common equity securities, convertible bonds and other investments

Our total common equity securities, convertible bonds and other investments portfolio returned 10.8% for the year ended December 31, 2009, compared to (39.3)% for the year ended December 31, 2008. Our total common equity securities and convertible bonds portfolio returned 10.8% and (40.3)% for the years ended December 31, 2009 and 2008, respectively, or 1,570 basis points worse and 330 basis points worse, respectively, than the S&P 500 benchmark. As previously discussed, the S&P 500 rebounded during 2009; as a result of the timing of sales of common equity securities in 2009 in order to reduce our equity exposure discussed previously and given that we were more heavily weighted in convertible bonds than in common equity securities, our portfolio underperformed the S&P 500 benchmark. We recorded $(20.5) million in net realized losses in the year ended December 31, 2009, which included $(19.2) million of net realized losses on the sales of common equity securities and convertible bond investments resulting from the reduction in the size of the equity portfolio discussed previously. Our other investments portfolio returned 10.8% for the year ended December 31, 2009, compared to (35.7)% for the year ended December 31, 2008.

Portfolio Composition

The following table presents the composition of our investment portfolio as of December 31, 2010 and 2009:

	As of December 31,
	2010		2009
Type of Investment	$ in millions	% of total	$ in millions	% of total
Fixed maturity investments	$2,240.4	75.8%	$2,994.3	75.1%
Short-term investments	166.8	5.6	489.3	12.3
Common equity securities	285.3	9.6	187.6	4.6
Convertible bonds	93.8	3.2	170.2	4.3
Other investments(1)	171.4	5.8	146.3	3.7
Total	$2,957.7	100.0%	$3,987.7	100.0%

(1)                                  Includes investments such as hedge funds and private equity funds.

The breakdown of our fixed maturity portfolio, including convertible bonds, at December 31, 2010 by credit class, based upon issue credit ratings provided by Standard & Poor’s, or if unrated by Standard & Poor’s, long-term obligation ratings provided by Moody’s, is as follows:

Ratings	Amortized Cost	% of Total	Carrying value	% of Total
	($ in millions)
U.S. government and agency obligations	$241.7	10.7%	$250.7	10.7%
AAA/Aaa	1,020.1	45.0	1,022.2	43.8
AA/Aa	89.0	3.9	91.9	3.9
A/A	357.0	15.8	370.4	15.9
BBB/Baa	410.8	18.1	439.0	18.8
Other/not rated	147.8	6.5	160.0	6.9
Total	$2,266.4	100.0%	2,334.2	100.0%

The weighted average duration of our fixed maturity portfolio, including convertible bonds, at December 31, 2010 is approximately 3 years. The maturity distribution for fixed maturity investments, including convertible bonds, held at December 31, 2010 is as follows:

Maturity	Amortized Cost	Carrying Value
	($ in millions)
Due within one year	$89.9	$91.4
Due after one through five years	756.7	802.2
Due after five through ten years	274.3	283.5
Due after ten years	40.4	44.7
Asset-backed securities	1,027.6	1,029.0
Preferred stocks	77.5	83.4
Total	$2,266.4	$2,334.2

Asset-backed Securities

We purchase commercial and residential mortgage backed securities to maximize our fixed income portfolio’s risk adjusted returns in the context of a diversified portfolio. Our non-agency commercial mortgage-backed portfolio (CMBS) is generally short tenor and structurally senior, with more than 30 points of subordination on average for fixed rate CMBS and more than 65 points of subordination on average for floating rate CMBS as of December 31, 2010. In general, subordination represents the percentage of principal loss on the underlying collateral that would have to occur before the security incurs a loss. These collateral losses, instead, are first absorbed by other securities lower in the capital structure. We believe this structural protection mitigates the risk of loss tied to refinancing challenges facing the commercial real estate market. As of December 31, 2010, on average approximately 8% of the underlying loans were reported as non-performing for all CMBS held by us. We are not an originator of residential mortgage loans and did not hold any residential mortgage-backed securities (RMBS) categorized as sub-prime as of December 31, 2010. In addition, our investments in hedge funds and private equity funds contain negligible amounts of sub-prime mortgage backed securities as of December 31, 2010. We consider sub-prime mortgage backed securities to be those that are issued from dedicated sub-prime shelves or have underlying loan pools that exhibit weak credit characteristics or dedicated second-lien shelf registrations (i.e., we consider investments backed primarily by second-liens to be a sub-prime risk regardless of credit scores or other metrics).

There are also mortgage backed securities that we categorize as “non-prime” (also called “Alt A” or “A-”) that are backed by collateral that has overall credit quality between prime and sub-prime, as determined based on our review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of December 31, 2010, we did not hold any mortgage backed securities that were classified as non-prime. Our non-agency residential mortgage-backed portfolio is generally of moderate average life, fixed rate and structurally senior. We do not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.

The following table summarizes the carrying value of our asset-backed securities as of December 31, 2010 and 2009:

	December 31,
	2010			2009
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
	($ in millions)
Mortgage-backed securities:
Agency:
GNMA	$657.6	$636.3	$21.3	$483.0	$483.0	$—
FNMA	134.3	134.3	—	149.1	149.1	—
FHLMC	19.0	19.0	—	76.3	76.3	—
Total agency(1)	810.9	789.6	21.3	708.4	708.4	—

Non-agency:
Residential	6.4	—	6.4	30.7	30.7	—
Commercial	36.3	36.3	—	136.1	120.4	15.7
Total Non-agency	42.7	36.3	6.4	166.8	151.1	15.7

Total mortgage-backed securities	853.6	825.9	27.7	875.2	859.5	15.7

Other asset-backed securities:
Credit card receivables	67.8	67.8	—	27.7	27.7	—
Vehicle receivables	107.6	107.6	—	111.1	111.1	—
Other	—	—	—	0.9	0.9	—
Total other asset-backed securities	175.4	175.4	—	139.7	139.7	—
Total asset-backed securities	$1,029.0	$1,001.3	$27.7	$1,014.9	$999.2	$15.7

(1)           Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage Securities

The security issuance years of our investments in non-agency RMBS and non-agency CMBS securities as of December 31, 2010 are as follows:

		Security Issuance Year
	Fair Value	2001	2003	2005	2006	2007	2010
	($ in millions)
Non-agency RMBS	$6.4	$—	$—	$—	$—	$—	$6.4
Non-agency CMBS	36.3	—	1.6	14.5	—	20.2	—
Total	$42.7	$—	$1.6	$14.5	$—	$20.2	$6.4

Non-agency Residential Mortgage Securities

The classification of the underlying collateral quality and the tranche levels of our non-agency RMBS securities are as follows as of December 31, 2010:

	Fair Value	Super Senior (1)	Senior (2)	Subordinate (3)
	($ in millions)
Prime	$6.4	$—	$6.4	$—
Sub-prime	—	—	—	—
Total	$6.4	$—	$6.4	$—

(1)           At issuance, Super Senior were rated AAA by Standard & Poor’s or Aaa by Moody’s and were senior to other AAA or Aaa bonds.

(2)           At issuance, Senior were rated AAA by Standard & Poor’s and were senior to non-AAA bonds.

(3)           At issuance, Subordinate were not rated AAA by Standard & Poor’s and were junior to other bonds.

Non-agency Commercial Mortgage Securities

The amount of fixed and floating rate securities and their tranche levels are as follows as of December 31, 2010:

	Fair Value	Super Senior (1)	Senior(2)	Subordinate(3)
	($ in millions)
Fixed rate CMBS	$20.7	$19.1	$1.6	$—
Floating rate CMBS	15.6	15.6	—	—
Total	$36.3	$34.7	$1.6	$—

(1)           At issuance, Super Senior were rated AAA by Standard & Poor’s and were senior to other AAA bonds.

(2)           At issuance, Senior were rated AAA by Standard & Poor’s and were senior to non-AAA bonds.

(3)           At issuance, Subordinate were not rated AAA by Standard & Poor’s and were senior to other bonds.

Liquidity and Capital Resources

Operating cash and short-term investments

Our sources and uses of cash are as follows:

Holding company level.  The primary sources of cash for OBH are expected to be distributions and tax sharing payments received from our insurance operating subsidiaries, financing activities and net investment income and proceeds from sales and maturities of holding company investments. The primary uses of cash are expected to be interest payments on our debt obligations, repurchases and retirements of our debt obligations, purchases of investments, tax payments, contributions to our operating subsidiaries, and holding company operating expenses.

Operating subsidiary level.  The primary sources of cash for our operating subsidiaries are expected to be premium collections, financing activities, net investment income, contributions from our holding companies and proceeds from sales and maturities of investments. The primary uses of cash are expected to be claim payments, policy acquisition costs, interest payments on our debt obligations, repurchases and retirements of our debt obligations, operating expenses, purchases of investments, and distributions and tax sharing payments made to parent holding companies.

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

Generally, our regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. Our top tier regulated insurance operating subsidiaries have the ability to pay $291 million of dividends during 2011 without the prior approval of regulatory authorities, subject to the availability of unassigned funds. At December 31, 2010, OB Holdings’ top tier regulated insurance operating subsidiaries had $0.8 billion of unassigned funds and statutory surplus of $1.1 billion. At December 31, 2010, we had approximately $80 million of net unrestricted cash, short-term investments and fixed maturity investments outside of our regulated insurance operating subsidiaries.

During the year ended December 31, 2010, our top tier regulated operating subsidiaries distributed $776.0 million to OneBeacon LLC. This amount included $71.0 million of ordinary dividends, $535.0 million of extraordinary dividends and $170.0 million representing a return of capital. During the years ended December 31, 2009 and 2008, our top tier regulated operating subsidiaries distributed $80.0 million and $197.0 million, respectively, of ordinary dividends to OneBeacon LLC. During the years ended December 31, 2010, 2009 and 2008, our unregulated insurance operating subsidiaries paid $8.3 million, $11.9 million and $6.0 million, respectively, of dividends to their immediate parent.

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

Economic Defeasance

In connection with OBIG’s initial public offering, OBH established an irrevocable grantor trust. The assets of the trust were solely dedicated to the satisfaction of the payment of dividends and redemption amounts on the $300.0 million liquidation preference of the Berkshire Preferred Stock. OBH funded the trust with cash and purchased a portfolio of fixed maturity securities issued by the U.S. government and government-sponsored enterprises. The scheduled interest and principal payments were sufficient to pay when due all amounts required under the terms of the Berkshire Preferred Stock.

The creation and funding of the trust did not legally defease the preferred stock nor create any additional rights for the holders of the Berkshire Preferred Stock in the trust or otherwise, although the assets in the trust were segregated from the Company’s other general assets and were not available to the Company for any use other than the payment of the Berkshire Preferred Stock. The assets held in trust were used to redeem the Berkshire Preferred Stock in May 2008. White Mountains Capital, Inc., a subsidiary of White Mountains, served as the trustee for the irrevocable grantor trust. Pre-tax net investment income earned on these investments totaled $6.2 million for the year ended December 31, 2008.

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

Insurance float can increase in a number of ways, including through acquisitions of insurance operations, organic growth in existing insurance operations and recognition of losses that do not cause a corresponding reduction in investment assets. Conversely, insurance float can decrease in a number of other ways, including sales of insurance operations, shrinking or run-off of existing insurance operations, the acquisition of operations that do not have substantial investment assets (e.g., an agency) and the recognition of gains that do not cause a corresponding increase in investment assets. We have historically obtained our insurance float through both acquisitions and organic growth. We intend to generate low-cost float over time through a combination of acquisitions and organic growth in our ongoing insurance operations. However, we will seek to increase our insurance float organically only when market conditions allow for an expectation of generating underwriting profits.

Certain operational leverage metrics can be measured with ratios that are calculated using insurance float. There are many activities that do not change the amount of insurance float at an insurance company but can have a significant impact on the company’s operational leverage metrics. For example, investment gains and losses, foreign currency gains and losses, debt issuances and repurchases/repayments, common share issuances and repurchases and dividends paid to shareholders are all activities that do not change insurance float but that can meaningfully impact operational leverage metrics.

The following table illustrates our consolidated insurance float position and four operational leverage ratios based on insurance float and net invested assets as of December 31, 2010 and 2009.

	December 31,
	2010		2009
	($ in millions)
Total investments	$2,957.7		$3,987.7
Cash	33.2		43.6
Accounts receivable on unsettled investment sales	5.4		24.2
Accounts payable on unsettled investment purchases	(14.1)		(7.6)
Net invested assets	$2,982.2		$4,047.9
OB Holdings’ common shareholder’s equity	$960.5		$1,391.5
Debt	419.6		620.5
Total capital	$1,380.1		$2,012.0
Insurance float	$1,602.1		$2,035.9
Insurance float as a multiple of total capital	1.2	x	1.0	x
Net invested assets as a multiple of total capital	2.2	x	2.0	x
Insurance float as a multiple of OB Holdings’ common shareholder’s equity	1.7	x	1.5	x
Net invested assets as a multiple of OB Holdings’ common shareholder’s equity	3.1	x	2.9	x

Financing

The following table summarizes our capital structure at December 31, 2010 and 2009:

	December 31,
	2010	2009
	($ in millions)
Senior Notes, carrying value	$419.6	$606.5
Other debt(1)	—	14.0
Total debt	419.6	620.5
OB Holdings’ common shareholder’s equity	960.5	1,391.5
Total capital	$1,380.1	$2,012.0
Ratio of debt to total capital	30.4%	30.8%

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

Senior Notes

On May 3, 2010, we commenced a cash tender offer for up to $200.0 million in aggregate principal amount of the 5.875% Senior Notes due 2013 of OBH at a price of $1,027.50 per $1,000 principal amount. The cash tender offer, which was not subject to the tender of any minimum principal amount of Senior Notes, expired on May 28, 2010. Holders of Senior Notes who tendered on or before May 14, 2010 received an early tender payment of $30 for every $1,000 principal amount of Senior Notes validly tendered. Payment for the Senior Notes included accrued and unpaid interest up to the settlement date. OBH accepted and retired $156.4 million aggregate principal amount, of which $155.2 million was tendered by the early tender deadline, for purchase for $165.4 million, which resulted in a $9.6 million loss.

During the year ended December 31, 2010, OBH repurchased and retired $29.7 million of outstanding Senior Notes for $30.8 million, which resulted in a $1.2 million loss. During the year ended December 31, 2010, OBIC purchased $1.1 million of outstanding Senior Notes for $1.1 million. During 2009, OBH repurchased and retired $10.6 million of outstanding Senior Notes for $8.1 million, which resulted in a $2.5 million gain. During the year ended December 31, 2009, OBIC purchased $58.3 million of outstanding Senior Notes for $55.0 million, which resulted in a $2.9 million gain. During the year ended December 31, 2008, OBH repurchased and retired $24.0 million of the outstanding Senior Notes for $22.3 million, which resulted in a $1.6 million gain.

White Mountains currently provides an irrevocable and unconditional guarantee as to the payment of principal and interest on the Senior Notes. In consideration of this Guarantee, we have agreed to pay a specified fee to White Mountains in the amount of 25 basis points per annum on the outstanding principal amount of the Senior Notes. We have further agreed that if White Mountains’ voting interest in OBIG ceases to represent more than 50% of all its voting securities, we will redeem, exchange or otherwise modify the Senior Notes in order to fully and permanently eliminate White Mountains’ obligations under the Guarantee (the Guarantee Elimination). White Mountains has agreed to provide written notice to us when its voting interest in OBIG has been reduced below 50%. We will have 180 days from the receipt of such notification to complete the Guarantee Elimination. If the Guarantee Elimination is not completed within the initial 180-day period, the Guarantee fee shall increase by 200 basis points. The Guarantee fee shall further increase by 100 basis points for each subsequent 90-day period thereafter, up to a maximum Guarantee fee of 425 basis points, until the Guarantee Elimination has been completed.

The Senior Notes were issued under an indenture which contains restrictive covenants that, among other things, limit the ability of White Mountains, OBH and their respective subsidiaries, which includes us, as a subsidiary of White Mountains, to create liens and enter into sale and leaseback transactions and substantially limits the ability of OBH and its respective subsidiaries to consolidate, merge or transfer their properties and assets. The indenture does not contain any financial ratios or specified levels of net worth or liquidity to which White Mountains or OBH must adhere. At December 31, 2010, White Mountains and OBH were in compliance with all of the covenants under the Senior Notes.

The indenture also contains a cross default provision which provides that if White Mountains as guarantor has a payment default in excess of $25 million under a credit agreement, mortgage or similar debt agreement, the default provisions under the indenture to the Senior Notes will be triggered. White Mountains has a revolving credit facility which provides for borrowing up to a maximum of $475 million and which contains restrictive financial covenants. As of December 31, 2010, the facility was undrawn. At December 31, 2010, White Mountains was in compliance with all of the covenants under the facility. See Note 16—“Related Party Disclosures” of the accompanying consolidated financial statements.

Other Debt of Operating Subsidiaries

In connection with the acquisition of ASIC on March 31, 2004, we issued the Atlantic Specialty Note. We were required to repay $2.0 million of principal on the Atlantic Specialty Note each year, commencing in January 2007. The Atlantic Specialty Note accrued interest at a rate of 5.2% except that the outstanding principal amount in excess of $15.0 million accrued interest at a rate of 3.6%. During the three months ended March 31, 2009, we repaid $2.0 million on the Atlantic Specialty Note. During the three months ended March 31, 2010, we repaid $14.0 million on the Atlantic Specialty Note, representing the outstanding principal on the note.

Mortgage Note on Real Estate Owned

In connection with our December 2005 purchase of land and an office building in Canton, Massachusetts, we entered into a $40.8 million, 18-year mortgage note to fund renovations. As of December 31, 2008, we had fully drawn on the facility. Repayment on the mortgage note commenced in January 2009. During the three months ended March 31, 2009, we repaid $0.2 million of principal in accordance with the terms of the mortgage note. On May 7, 2009, we repaid $40.6 million, representing the outstanding principal on the mortgage note.

Contractual Obligations and Commitments

Below is a schedule of our material contractual obligations and commitments as of December 31, 2010:

	Due in One Year or Less	Due in Two to Three Years	Due in Four to Five Years	Due After Five Years	Total
	($ in millions)
Debt	$—	$419.9	$—	$—	$419.9
Loss and LAE reserves(1)	763.8	868.0	451.4	1,388.8	3,472.0
Interest on debt	24.7	37.0	—	—	61.7
Long-term incentive compensation	26.6	31.8	4.9	7.9	71.2
Pension and other benefit plan obligations(2)	13.6	8.5	8.1	34.7	64.9
Operating leases	9.9	15.3	7.5	6.4	39.1
Total contractual obligations	$838.6	$1,380.5	$471.9	$1,437.8	$4,128.8

(1)           Represents expected future cash outflows resulting from loss and LAE payments. The amounts presented are gross of reinsurance recoverables on unpaid losses of $2,069.7 million and include the discount on our workers compensation loss and LAE reserves of $119.4 million as of December 31, 2010. These balances add back the remaining purchase accounting fair value adjustment of $176.5 million related to the OneBeacon Acquisition as it is a non-cash item.

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

The balances included in the table above regarding our long-term incentive compensation plans include amounts payable for performance shares and units, as well as deferred compensation balances. Exact amounts to be paid cannot be predicted with certainty, as the ultimate amounts of these liabilities are based on future performance. The estimated payments reflected in the table are based on current accrual factors (common share price and pay-out percentage) and assume that all outstanding balances were 100% vested as of December 31, 2010.

There are no provisions within our lease agreements that would trigger acceleration of future lease payments. As of December 31, 2010, we have accrued $4.0 million net of anticipated sub-lease income for leased space which we have ceased using. We do not finance our operations through the securitization of trade receivables, special purpose entities or synthetic leases. Further, we have not entered into any material arrangement requiring us to guarantee payment of third-party debt, lease payments or to fund losses of an unconsolidated special purpose entity.

We also have future binding commitments to fund certain limited partnership investments. These commitments, which total $19.2 million as of December 31, 2010, do not have fixed funding dates and are therefore excluded from the table above. Our future binding commitments to fund an investment in a tax advantaged federal affordable housing development fund are $8.2 million, $6.8 million and $2.1 million for 2011, 2012 and 2013, respectively.

Cash Flows

Detailed information concerning our cash flows during the years ended December 31, 2010, 2009 and 2008 follows:

Cash flows from operations for the years ended December 31, 2010, 2009 and 2008

Net cash flows (used for) provided from operations were $(23.2) million, $177.2 million and $15.7 million, respectively, for the years ended December 31, 2010, 2009 and 2008. Net cash flows from operations in the years ended December 31, 2010, 2009 and 2008 were adversely impacted by declining net investment income, primarily due to lower overall portfolio yields, shifts in portfolio mix to lower risk, lower yield investments and a decrease in the overall invested asset base. In addition, the decline in cash flows from operations for the year ended December 31, 2010 reflects the impact of the Commercial Lines Transaction and Personal Lines Transaction.

Cash flows from investing and financing activities for the year ended December 31, 2010

Financing and Other Capital Activities

During 2010, we declared and paid $535.0 million of cash distributions to OBEH, including $526.0 million of dividends and $9.0 million representing a return of capital.

During 2010, we paid $30.5 million of interest on our debt obligations, including $30.2 million of interest on the Senior Notes.

During 2010, OBIC purchased a portion of the Senior Notes for $1.1 million.

During 2010, OBH repurchased and retired a portion of the Senior Notes for $30.8 million.

During the second quarter of 2010, OBH repurchased and retired a portion of the Senior Notes for $165.4 million in a cash tender offer.

During the first quarter of 2010, we repaid the $14.0 million outstanding balance on the note issued in connection with the acquisition of ASIC.

Acquisitions and Dispositions

During the third quarter of 2010, we completed the Personal Lines Transaction and received $166.6 million as consideration.

During 2010, we received $10.2 million of additional consideration related to the Commercial Lines Transaction.

Other Liquidity and Capital Resource Activities

During 2010, we reported net decreases in our loss and LAE reserves and reinsurance recoverables on paid and unpaid losses, primarily due to the decline of our business exposures related to the businesses we have exited.

During the third and fourth quarters of 2010, we made payments in cash with respect to our long-term incentive compensation plans totaling $6.8 million. These payments were made primarily with respect to 207,250 performance shares and 38,850 performance units for various performance cycles. As a result of the Commercial Lines Transaction and the Personal Lines Transaction, payments were made to certain former employees of OneBeacon prior to the end of the performance cycle on a pro rata basis.

During the first quarter of 2010, we made payments with respect to our long-term incentive compensation plans totaling $21.4 million, in cash or by deferral into certain of our non-qualified compensation plans. These payments were made primarily with respect to 682,344 performance shares for the 2007-2009 performance cycle.

Cash flows from investing and financing activities for the year ended December 31, 2009

Financing and Other Capital Activities

During 2009, we declared and paid $68.1 million of cash dividends to OBEH.

During 2009, we paid $38.9 million of interest on our debt obligations, including $37.4 million of interest on the Senior Notes, and repaid $2.2 million of principal on our debt obligations.

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

Cash flows from investing and financing activities for the year ended December 31, 2008

Financing and Other Capital Activities

During 2008, we declared and paid $219.9 million of cash dividends to OBEH.

During 2008, we declared and paid $11.8 million of cash dividends to holders of the Berkshire Preferred Stock.

During 2008, we paid $43.7 million of interest on our debt obligations, including $40.4 million of interest on the Senior Notes, and repaid $2.0 million of principal on our debt obligations.

During 2008, OBH repurchased and retired a portion of the Senior Notes for $22.3 million.

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

1. Fair Value Considerations

On January 1, 2008, we adopted the fair value option, subsequently codified as ASC 820 which provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information. Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price). ASC 820 establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (observable inputs) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (unobservable inputs). The fair value hierarchy in ASC 820 prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets or liabilities have the highest priority (Level 1), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities (Level 2) and unobservable inputs, including the reporting entity’s estimates of the assumptions that market participants would use, having the lowest priority (Level 3).

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

Our process to validate the market prices obtained from the outside pricing sources includes, but is not limited to, periodic evaluation of model pricing methodologies and analytical reviews of certain prices. We also periodically perform back-testing of selected purchases and sales activity to determine whether there are any significant differences between the market price used to value the security prior to the purchase or sale and the actual purchase or sale price.

Other investments, which are comprised primarily of hedge funds and private equity funds for which the fair value option has been elected, are carried at fair value based upon our proportionate interest in the underlying fund’s net asset value, which is deemed to approximate fair value. The fair value of our investments in hedge funds and private equity funds has been estimated using net asset value because it reflects the fair value of the funds’ underlying investments in accordance with ASC 820. We employ a number of procedures to assess the reasonableness of the fair value measurements, including obtaining and reviewing each fund’s audited financial statements and discussing each fund’s pricing with the fund’s manager. However, since the fund managers do not provide sufficient information to independently evaluate the pricing inputs and methods for each underlying investment, the inputs are considered to be unobservable. Accordingly, the fair values of our investment in hedge funds and private equity funds have been classified as Level 3 under the fair value hierarchy.

In circumstances where the underlying investments are publicly traded, such as the investments made by hedge funds, the fair value of the underlying investments is determined using current market prices. In circumstances where the underlying investments are not publicly traded, such as the investments made by private equity funds, the private equity fund managers have considered the need for a liquidity discount on each of the underlying investments when determining the fund’s net asset value in accordance with ASC 820. In circumstances where our portion of a fund’s net asset value is deemed to differ from fair value due to illiquidity or other factors associated with our investment in the fund, including counterparty credit risk, the net asset value is adjusted accordingly. At December 31, 2010 and 2009, we did not record an adjustment to the net asset value related to our investments in hedge funds or private equity funds.

As of December 31, 2010 and 2009, other investments represented approximately 5% and 4%, respectively, of the investment portfolio recorded at fair value. Other investments accounted for at fair value as of December 31, 2010 and 2009 were comprised of $63.4 million and $74.2 million, respectively, in hedge funds, $72.7 million and $58.0 million, respectively, in private equity funds and $14.1 million for both periods of an investment in a community reinvestment vehicle. At December 31, 2010 and 2009, we held investments in 10 and 15 hedge funds, respectively, and 15 and 16 private equity funds, respectively. The largest investment in a single fund was $24.6 million and $10.8 million at December 31, 2010 and 2009, respectively.

As of December 31, 2010, other investments also included $21.2 million of an investment in a tax advantaged federal affordable housing development fund which is accounted for using the equity method.

As of December 31, 2010 and 2009, approximately 90% and 93%, respectively, of the investment portfolio recorded at fair value was priced based upon observable inputs. Investments valued using Level 1 inputs include fixed maturities, primarily investments in U.S. Treasuries, common equities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturities including corporate debt, state and other governmental debt, convertible fixed maturity securities and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include OneBeacon’s investments in hedge funds and private equity funds, as well as investments in debt and equity securities, including certain asset-backed securities, where quoted market prices are unavailable.

The fair value measurements at December 31, 2010 and 2009 for assets recorded in accordance with ASC 825 and any related Level 3 inputs are as follows:

	Fair value at December 31, 2010	Level 3 Inputs	Level 3 Percentage
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$250.7	$—	—%
Debt securities issued by corporations	864.9	—	—
Municipal obligations	2.1	—	—
Asset-backed securities	1,029.0	27.7	2.7
Foreign government obligations	10.3	—	—
Preferred stocks	83.4	71.4	85.6
Fixed maturity investments	2,240.4	99.1	4.4
Short-term investments	166.8	—	—
Common equity securities	285.3	39.7	13.9
Convertible bonds	93.8	—	—
Other investments (1)	150.2	150.2	100.0
Total	$2,936.5	$289.0	9.8%

(1)                                  Excludes the carrying value of $21.2 million associated with a tax advantaged federal affordable housing development fund accounted for using the equity method.

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

At December 31, 2010 and 2009, we held one private preferred stock that represented approximately 86% and 98%, respectively, of our preferred stock portfolio. We used quoted market prices for similar securities that were adjusted to reflect management’s best estimate of fair value; this security is classified as a Level 3 measurement.

In addition to the investment portfolio described above, we had $41.3 million and $27.2 million, respectively, of liabilities recorded at fair value and included in other liabilities as of December 31, 2010 and 2009. These liabilities relate to securities that have been sold short by a limited partnership that we invest in and are required to consolidate in accordance with GAAP. All of the liabilities included in the $41.3 million and $27.2 million, respectively, have been deemed to have a Level 1 designation as of December 31, 2010 and 2009.

The changes in Level 3 fair value measurements for the year ended December 31, 2010 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments	Total
	($ in millions)
Balance at January 1, 2010	$85.9	$33.8	$—	$146.3	$266.0
Amortization/accretion	(1.4)	—	—	—	(1.4)
Total net realized and unrealized gains (losses)	3.3	6.1	—	9.3	18.7
Purchases	44.8	0.2	—	28.1	73.1
Sales	(1.7)	(0.4)	—	(33.5)	(35.6)
Transfers in	—	—	—	—	—
Transfers out	(31.8)	—	—	—	(31.8)
Balance at December 31, 2010	$99.1	$39.7	$—	$150.2	$289.0

“Transfers out” of Level 3 and included in “transfers in” of Level 2 fixed maturity investments of $31.8 million for the year ended December 31, 2010 were comprised of securities which had been previously classified as a Level 3 measurement and were recategorized as a Level 2 measurement when quoted market prices for similar securities that were considered reliable and could be validated against an alternative source became available.

2. Loss and LAE

Reserves other than Asbestos and Environmental Reserves

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

Upon completion of each quarterly review, our actuaries select indicated reserve levels based on the results of the actuarial methods described previously, which are the primary consideration in determining management’s best estimate of required reserves. However, in making its best estimate, management also considers other qualitative factors that may lead to a difference between held reserves and actuarially recommended levels in the future. Typically, these factors exist when management and our actuaries conclude that there is insufficient historical incurred and paid loss information or that trends included in the historical incurred and paid loss information are unlikely to repeat in the future. Such factors include, among others, recent entry into new markets or new products, improvements in the claims department that are expected to lessen future ultimate loss costs and legal and regulatory developments. At December 31, 2010 and 2009, total carried reserves were 11.7% and 10.2% above the actuarial point estimate, respectively.

Asbestos and Environmental Reserves

Our reserves include provisions made for claims that assert damages from A&E related exposures. Asbestos claims relate primarily to injuries asserted by those who allegedly came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up cost obligations, particularly as mandated by Federal and state environmental protection agencies. In addition to the factors described above under “Reserves other than Asbestos and Environmental Reserves” regarding the reserving process, we estimate our A&E reserves based upon, among other factors, facts surrounding reported cases and exposures to claims, such as policy limits and deductibles, current law, past and projected claim activity and past settlement values for similar claims, as well as analysis of industry studies and events, such as recent settlements and asbestos-related bankruptcies. The cost of administering A&E claims, which is an important factor in estimating loss and LAE reserves, tends to be higher than in the case of non-A&E claims due to the higher legal costs typically associated with A&E claims.

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

We also incurred A&E losses via our participation in industry pools and associations. The most significant of these pools was Excess Casualty Reinsurance Association, or ECRA, which provided excess liability reinsurance to U.S. insurers from 1950 until the early 1980s. ECRA incurred significant liabilities for A&E, of which we bear approximately a 4.7% share at both December 31, 2010 and 2009, or $31.8 million and $35.8 million at December 31, 2010 and 2009, respectively, which is fully reflected in our loss and LAE reserves.

More recently, since the 1990s, we have experienced an influx of claims from commercial insureds, including many non-Fortune 500-sized accounts written during the 1970s and 1980s, who are named as defendants in asbestos lawsuits. As a number of large well-known manufacturers of asbestos and asbestos-containing products have gone into bankruptcy, plaintiffs have sought recoveries from peripheral defendants, such as installers, transporters or sellers of such products, or from owners of premises on which the plaintiffs’ exposure to asbestos allegedly occurred. At December 31, 2010, 478 policyholders had asbestos-related claims against us. In 2010, 103 new insureds with such peripheral involvement presented asbestos claims under prior policies we had written.

Historically, most asbestos claims have been asserted as product liability claims. Recently, insureds who have exhausted the available products liability limits of their insurance policies have sought from insurers such as us payment for asbestos claims under the premises and operations coverage of their liability policies, which may not be subject to similar aggregate limits. We expect this trend to continue. However, to date there have been fewer of these premises and operations coverage claims than product liability coverage claims. This may be due to a variety of factors, including that it may be more difficult for underlying plaintiffs to establish losses as stemming from premises and operations exposures, which requires proof of the defendant’s negligence, rather than products liability under which strict legal liability applies. Premises and operations claims may vary significantly and policyholders may seek large amounts, although such claims frequently settle for a fraction of the initial alleged amount. Accordingly, there is a great deal of variation in damages awarded for the actual injuries. As of December 31, 2010, there were approximately 265 active claims by insureds against us without product liability coverage asserting operations or premises coverage, which may not be subject to aggregate limits under the policies.

Immediately preceding the OneBeacon Acquisition, we purchased a reinsurance contract with NICO under which we are entitled to recover from NICO up to $2.5 billion in the future for asbestos claims arising from business written by us in 1992 and prior, environmental claims arising from business written by us in 1987 and prior, and certain other exposures. Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of our third-party reinsurers in existence at the time the NICO Cover was executed, or Third-Party Recoverables. As a result, the Third-Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of us. Any amounts uncollectible from third-party reinsurers due to dispute or the reinsurers’ financial inability to pay are covered by NICO under its agreement with us. Third-Party Recoverables are typically for the amount of loss in excess of a stated level each year. Of claim payments from 2000 through 2010, approximately 44% of A&E losses have been recovered under the historical third-party reinsurance.

In September 2008, we completed a study of our A&E exposures. This study considered, among other items, (1) facts, such as policy limits, deductibles and available third-party reinsurance, related to reported claims; (2) current law; (3) past and projected claim activity and past settlement values for similar claims; (4) industry studies and events, such as recent settlements and asbestos-related bankruptcies; and (5) collectibility of third-party reinsurance. Based on the study, we increased our best estimate of our incurred losses ceded to NICO, net of underlying reinsurance, by $83.4 million to $2.2 billion, which is within the $2.5 billion coverage provided by the NICO Cover. The increase in the estimate of incurred A&E losses was principally driven by raised projections for claims related to asbestos. Based on the results of the study, we believe that, under all reasonable scenarios, ultimate incurred losses will not exceed the NICO Cover. Due to the NICO Cover, there was no impact to income or equity from the change in estimate.

As part of our previously described actuarial review process, we review A&E activity each quarter and compare that activity to what was assumed in the most recently completed study. As of December 31, 2010, we noted no change in the range of reasonable outcomes around our best estimate described above.

As noted above, we have ceded estimated incurred losses of approximately $2.2 billion to the NICO Cover at December 31, 2010. Since entering into the NICO Cover, approximately 5% of the $2.2 billion of utilized coverage relates to uncollectible Third-Party Recoverables and settlements on Third-Party Recoverables through December 31, 2010. Net losses paid totaled $1.4 billion as of December 31, 2010, with $182.1 million paid in 2010. Asbestos payments during 2010 reflect payments resulting from intensified efforts by claimants to resolve asbestos claims prior to the potential enactment of U.S. federal asbestos legislation. To the extent that actual experience differs from our estimate of incurred A&E losses and Third-Party Recoverables, future losses could exceed the $320.2 million of protection remaining under the NICO Cover.

Our reserves for A&E losses, net of Third-Party Recoverables but prior to NICO recoveries, were $0.7 billion at December 31, 2010. An industry benchmark of reserve adequacy is the “survival ratio”, computed as a company’s reserves divided by its historical average yearly loss payments. This ratio indicates approximately how many more years of payments the reserves can support, assuming future yearly payments are equal to historical levels. Our survival ratio was 10.7 at December 31, 2010. This was computed as the ratio of A&E reserves, net of Third-Party Recoverables prior to the NICO Cover of $0.7 billion plus the remaining unused portion of the NICO Cover of $320.2 million, to the average A&E loss payments over the three-year period ended December 31, 2010, net of Third-Party Recoverables. Our survival ratio was 11.6 at December 31, 2009. We believe that as a result of the NICO Cover and our historical third-party reinsurance programs, we should not experience material financial loss from A&E exposures under current coverage interpretations and that our survival ratio compares favorably to industry survival ratios. However, the survival ratio is a simplistic measure estimating the number of years it would be before the current ending loss reserves for these claims would be paid using recent annual average payments. Many factors, such as aggressive settlement procedures, mix of business and coverage provided, have a significant effect on the amount of A&E reserves and payments and the resultant survival ratio. Thus, caution should be exercised in attempting to determine reserve adequacy for these claims based simply on this survival ratio.

Our reserves for A&E losses at December 31, 2010 represent management’s best estimate of its ultimate liability based on information currently available. However, significant uncertainties, including but not limited to case law developments, medical and clean-up cost increases and industry settlement practices, limit our ability to accurately estimate ultimate liability and we may be subject to A&E losses beyond currently estimated amounts. In addition, we remain liable for risks reinsured in the event that a reinsurer does not honor its obligations under reinsurance contracts. See Note 3—“Reserves for Unpaid Loss and LAE—Asbestos and environmental loss and LAE reserve activity” of the accompanying consolidated financial statements for more information regarding our A&E reserves.

A&E Claims Activity

Our A&E claims activity, which is all in our Other Insurance Operations segment, is illustrated in the table below:

	Year ended December 31,
	2010	2009
Asbestos
Accounts with asbestos claims at the beginning of the year	482	474
Accounts reporting asbestos claims during the year	103	93
Accounts on which asbestos claims were closed during the year	(107)	(85)
Accounts with asbestos claims at the end of the year	478	482
Environmental
Accounts with environmental claims at the beginning of the year	384	378
Accounts reporting environmental claims during the year	106	131
Accounts on which environmental claims were closed during the year	(137)	(125)
Accounts with environmental claims at the end of the year	353	384
Total
Total accounts with A&E claims at the beginning of the year	866	852
Accounts reporting A&E claims during the year	209	224
Accounts on which A&E claims were closed during the year	(244)	(210)
Total accounts with A&E claims at the end of the year	831	866

Reserve Estimation by Line of Business

The process of establishing loss reserves is complex and imprecise as it must consider many variables that are subject to the outcome of future events. As a result, informed subjective estimates and judgments as to our ultimate exposure to losses are an integral component of our loss reserving process. We, like other insurance companies, categorize and track our insurance reserves by “line of business”, such as automobile liability, multiple peril liability and workers compensation. Furthermore, we regularly review the appropriateness of reserve levels at the line of business level, considering the variety of trends that impact the ultimate settlement of claims for the subsets of claims in each particular line of business.

For loss and allocated loss adjustment expense reserves, excluding A&E, the key assumption as of December 31, 2010 was that the impact of the various reserving factors, as described below, on future paid losses would be similar to the impact of those factors on the historical loss data with the following exceptions:

•                  Severity trends have been relatively stable over the relevant historical period.  The actuarial methods use would project losses assuming continued stability in severity trends.  Management has considered future increases in loss severity trends in making its reserve selections.

•                  During 2010, we reassigned a significant amount of our claims to a run-off claims unit. While initial emerged losses have suggested better than expected outcomes, we have selected reserves more in line with our previous expectations.

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

•                  Changes in the propensity to sue, in general with specificity to particular issues

•                  Changes in statutes of limitations

•                  Changes in the underlying court system

•                  Distortions from losses resulting from large single accounts or single issues

•                  Changes in tort law

•                  Shifts in lawsuit mix between federal and state courts

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

•                  Policy provisions mix (e.g., deductibles, policy limits, or endorsements)

•                  Degree of concentration of policyholders

•                  Changes in underwriting standards

Loss and LAE Development

Loss and LAE development—2010

In 2010, we experienced $51.1 million of favorable loss and LAE reserve development on prior accident year loss reserves. The favorable development in our Specialty Insurance Operations was $28.0 million with favorable development of $23.1 million in our Other Insurance Operations. The favorable loss reserve development was primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and other general liability lines. The favorable development also included a $7.5 million release of commercial catastrophe reserves associated with storms occurring in 2004 and 2005.

Specifically, at December 31, 2009, management had revised its expectations downward with respect to future loss emergence in the professional liability business, which is included in the general liability line of business, which had initially been based on market analysis when this business was initiated in 2002 and 2003. However, during 2010, losses continued to be significantly lower than these revised expectations. As a result, management lowered its selected reserves on the earliest years which affected more recent years as total loss expectations for those years are based in part on prior years’ results. The impact of this revised estimate was a decrease to professional liability reserves of $19.3 million which affected Specialty Insurance Operations.

At December 31, 2009, management had recorded $7.5 million of reserves for certain claims related to catastrophes from accident years 2004 and 2005 related to our excess property business. During 2010, these claims were resolved for amounts below our policy coverage therefore the reserves were no longer necessary. This development affected our Specialty Insurance Operations.

At December 31, 2009, based on actuarial techniques described above, management estimated that IBNR related to multiple peril liability was $170.5 million, or approximately 93% of case reserves of $184.1 million for accident years 2004 through 2009. During 2010, case incurred loss and allocated LAE (ALAE) was $65.8 million, which was less than expected for this line of business. As a result of the lower than expected case incurred loss and ALAE during 2010, the actuarial methods based on case incurred losses produced lower estimated ultimate losses for these accident years. As a result, at December 31, 2010, the IBNR was determined to be $86.2 million, or approximately 57% of the remaining case reserves. The impact of this revised estimate was a decrease to multiple peril liability reserves of $18.4 million. This favorable development was split between Specialty Insurance Operations of $7.6 million and Other Insurance Operations of $10.8 million.

At December 31, 2009, based on actuarial techniques described above, management estimated that IBNR related to general liability occurrence was $107.1 million, or approximately 265% of case reserves of $40.4 million for accident years 2004 through 2009. During 2010, case incurred loss and ALAE was $33.1 million, which was less than expected for this line of business. As a result of the lower than expected case incurred loss and ALAE during 2010, the actuarial methods based on case incurred losses produced lower estimated ultimate losses for these accident years. As a result, at December 31, 2010, the IBNR was determined to be $61.7 million, or approximately 164% of the remaining case reserves. The impact of this revised estimate was a decrease to general liability occurrence reserves of $12.3 million. This favorable development was split between Specialty Insurance Operations of $1.5 million and Other Insurance Operations of $10.8 million.

In addition to the development described for the lines of business above, management also recorded a $6.4 million net increase in IBNR in other lines of business as a result of its review of loss reserves at December 31, 2010. The change in IBNR for each other line of business was not individually significant.

Loss and LAE development—2009

In 2009, we experienced $83.4 million of favorable loss and LAE reserve development on prior accident year loss reserves. The favorable development in our Specialty Insurance Operations was $84.6 million with slight adverse development of $1.2 million in our Other Insurance Operations. The favorable loss reserve development was primarily related to lower than expected severity on non-catastrophe losses. The favorable non-catastrophe loss reserve development was primarily related to professional liability lines, multiple peril liability lines and other general liability lines partially offset by adverse loss reserve development at AutoOne.

Specifically, at December 31, 2008, management had revised its expectations downward with respect to future loss emergence in the professional liability business, which is included in the general liability line of business, which had initially been based on market analysis when this business was initiated in 2002 and 2003. However, during 2009, losses continued to be significantly lower than these revised expectations. As a result, management lowered its selected reserves on the earliest years which affected more recent years as total loss expectations for those years are based in part on prior years’ results. The impact of this revised estimate was a decrease to professional liability reserves of $60.0 million which affected Specialty Insurance Operations.

At December 31, 2008, management had estimated that future payments from personal injury protection (PIP) litigation from our AutoOne business would be approximately $7.8 million. During 2009, the legal expenses related to this litigation were higher than expected. As a result, management increased estimates of all accident years for AutoOne. The total increase in estimate was $33.3 million which affected Other Insurance Operations.

At December 31, 2008, based on actuarial techniques described above, management estimated that IBNR related to multiple peril liability was $173.9 million, or approximately 85% of case reserves of $204.9 million for 2002 and subsequent accident years. During 2009, case incurred loss and ALAE was $36.8 million, which was less than expected for this line of business. As a result of the lower than expected case incurred loss and ALAE during 2009, the actuarial methods based on case incurred losses produced lower estimated ultimate losses for these accident years. As a result, at December 31, 2009, the IBNR was determined to be $95.4 million, or approximately 73% of the remaining case reserves. The impact of this revised estimate was a decrease to multiple peril liability reserves of $42.6 million. This favorable development was split between Specialty Insurance Operations of $12.1 million and Other Insurance Operations of $30.5 million.

At December 31, 2008, based on actuarial techniques described above, management estimated that IBNR related to general liability occurrence was $93.9 million, or approximately 275% of case reserves of $34.2 million for 2002 and subsequent accident years. During 2009, case incurred loss and ALAE was $15.6 million, which was less than expected for this line of business. As a result of the lower than expected case incurred loss and ALAE during 2009, the actuarial methods based on case incurred losses produced lower estimated ultimate losses for these accident years. As a result, at December 31, 2009, the IBNR was determined to be $61.6 million, or approximately 214% of the remaining case reserves. The impact of this revised estimate was a decrease to general liability occurrence reserves of $14.1 million. This favorable development was split between Specialty Insurance Operations of $5.2 million and Other Insurance Operations of $8.9 million.

In addition to the development described for the lines of business above, management also recorded changes in IBNR in other lines of business as a result of its review of loss reserves at December 31, 2009 that essentially offset. The change in IBNR for each other line of business was not individually significant.

Loss and LAE development—2008

In 2008, we experienced $62.0 million of favorable loss and LAE reserve development on prior accident year loss reserves. The favorable development in our Specialty Insurance Operations was $64.8 million with slight adverse development of $2.8 million in our Other Insurance Operations. The favorable loss reserve development was primarily related to lower than expected severity on non-catastrophe losses. The favorable non-catastrophe loss reserve development was primarily related to professional liability lines and multiple peril liability lines partially offset by adverse loss reserve development at AutoOne and in legacy run-off.

Specifically, at December 31, 2007, management had revised its expectations downward with respect to future loss emergence in the professional liability business, which is included in the general liability line of business, which had initially been based on market analysis when this business was initiated in 2002 and 2003. However, during 2008, losses continued to be significantly lower than these revised expectations. As a result, management lowered its selected reserves on the earliest years which affected more recent years as total loss expectations for those years are based in part on prior years’ results. The impact of this revised estimate was a decrease to professional liability reserves of $50.5 million which affected Specialty Insurance Operations.

At December 31, 2007, management had estimated that future payments from PIP litigation from our New York Automobile Insurance Plan (NYAIP) business would be approximately $14.0 million. During 2008, the legal expenses related to this litigation were higher than expected as the 2002 accident year neared conclusion. As a result, management increased estimates of all accident years for NYAIP and other similar business in New York. The total increase in estimate was $10.8 million which affected Other Insurance Operations.

At December 31, 2007, based on actuarial techniques described above, management estimated that IBNR related to multiple peril liability was $137.0 million, or approximately 64% of case reserves of $212.8 million for 2002 and subsequent accident years. During 2008, case incurred loss and ALAE was $16.2 million, which was less than expected for this line of business. As a result of the lower than expected case incurred loss and ALAE during 2008, the actuarial methods based on case incurred losses produced lower estimated ultimate losses for these accident years. As a result, at December 31, 2008, the IBNR was determined to be $86.9 million, or approximately 64% of the remaining case reserves. The impact of this revised estimate was a decrease to multiple peril liability reserves of $33.8 million. This favorable development was split between Specialty Insurance Operations of $10.9 million and Other Insurance Operations of $22.9 million.

At December 31, 2007, based on actuarial techniques described above, management estimated that IBNR related to workers compensation was $41.1 million, or approximately 96% of case reserves of $43.0 million for 2005 and subsequent accident years. During 2008, case incurred loss and ALAE was $20.2 million, which was greater than expected for this line of business. As a result of the higher than expected case incurred loss and ALAE during 2008, the actuarial methods based on case incurred losses produced higher estimated ultimate losses for these accident years. As a result, at December 31, 2008, the IBNR was determined to be $34.8 million, or approximately 81% of the remaining case reserves. The impact of this revised estimate was an increase to workers compensation reserves of $13.9 million. This adverse development was split between Specialty Insurance Operations of $4.5 million and Other Insurance Operations of $9.4 million.

In addition to the development described for the lines of business above, management also recorded a $2.4 million net decrease in IBNR in other lines of business as a result of its review of loss reserves at December 31, 2008. The change in IBNR for each other line of business was not individually significant.

Case and IBNR Reserves

Loss and LAE reserves, net of reinsurance recoverables on unpaid losses, at December 31, 2010 and 2009 were as follows:

	December 31, 2010			December 31, 2009
	Case	IBNR	Total	Case	IBNR	Total
	($ in millions)
Specialty Insurance Operations	$283.2	$498.2	$781.4	$215.6	$442.7	$658.3
Other Insurance Operations	335.1	285.8	620.9	519.1	564.5	1,083.6
Total	$618.3	$784.0	$1,402.3	$734.7	$1,007.2	$1,741.9

Loss and LAE reserves, net of reinsurance recoverables on unpaid losses, by line of business at December 31, 2010 and 2009 were as follows:

	December 31, 2010			December 31, 2009
	Case	IBNR	Total	Case	IBNR	Total
	($ in millions)
Workers compensation	$171.0	$102.6	$273.6	$134.7	$126.7	$261.4
Personal automobile liability	83.2	35.4	118.6	254.4	117.6	372.0
Multiple peril	0.1	135.7	135.8	(30.7)	222.4	191.7
Commercial automobile liability	81.3	53.7	135.0	90.5	68.9	159.4
General liability(1)	163.9	388.7	552.6	129.3	382.6	511.9
Homeowners/Farmowners	4.0	2.3	6.3	41.8	22.9	64.7
Other(2)	114.8	65.6	180.4	114.7	66.1	180.8
Total	$618.3	$784.0	$1,402.3	$734.7	$1,007.2	$1,741.9

(1)                                  Includes loss and LAE reserves related to professional liability.

(2)                                  Includes loss and LAE reserves related to marine liability.

Range of Reserves

Our range of reserve estimates at December 31, 2010 was evaluated to consider the strengths and weaknesses of the actuarial methods applied against our historical claims experience data. The following table shows the recorded reserves and the high and low ends of our range of reasonable loss and LAE reserve estimates at December 31, 2010. The high and low ends of our range of reserve estimates in the table below are based on the results of various actuarial methods described above.

	December 31, 2010
	Low	Recorded	High
	($ in millions)
Specialty Insurance Operations	$625.5	$781.4	$806.9
Other Insurance Operations	455.0	620.9	664.6
Total	$1,080.5	$1,402.3	$1,471.5

The following table shows the recorded reserves and the high and low ends of our range of reasonable loss and LAE reserve estimates by line of business at December 31, 2010.

	December 31, 2010
	Low	Recorded	High
	($ in millions)
Workers compensation	$197.7	$273.6	$292.4
Personal automobile liability	109.9	118.6	131.3
Multiple peril	66.8	135.8	141.3
Commercial automobile liability	120.3	135.0	138.2
General liability	404.9	552.6	570.0
Homeowners/Farmowners	6.1	6.3	6.7
Other	174.8	180.4	191.6
Total	$1,080.5	$1,402.3	$1,471.5

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

The percentages shown in the following table represent the linear interpolation of where our recorded loss and LAE reserves are within the range of reserves estimates by line of business at December 31, 2010 and 2009, where the low end of the range equals zero, the middle of the range equals 50% and the high end of the range equals 100%.

	December 31,
	2010	2009
	(expressed as a percentage of the range)
Workers compensation	80%	58%
Personal automobile liability	40	50
Multiple peril	93	89
Commercial automobile liability	82	74
General liability	90	94
Homeowners/Farmowners	33	76
Other	34	97
Total	82%	78%

During 2010, emerged loss experience for workers compensation was lower than had been projected by several of the actuarial methods. As this favorable emerged loss experience coincides with some significant changes in claims staffing, management has selected reserves consistent with previous projections which results in our selected reserves being higher in the range.

At year end 2009, management had recorded reserves in other lines for catastrophe claims from accident years 2004 and 2005 above the actuarial projections. During 2010, these losses were settled and are no longer included in the outstanding reserves as of December 31, 2010. As a result, management selected reserves at year end 2010 lower in the range of actuarial methods.

Overall, management is concerned about the impact of future increases in inflation, including adverse changes in tort liability. These types of changes would result in deterioration in the loss reserves, therefore, management continues to select loss reserves closer to the high end of the actuarial indications.

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

•                  Workers compensation:  Recorded reserves for workers compensation were $273.6 million at December 31, 2010. The two most important assumptions for workers compensation reserves are loss development factors and loss cost trends, particularly medical cost inflation. Loss development patterns are dependent on medical cost inflation. Approximately half of the workers compensation net reserves are related to future medical costs. Across the entire reserve base, a 0.5 point change in calendar year medical inflation would have changed the estimated net reserve by approximately $49 million at December 31, 2010, in either direction.

•                  Professional liability:  Recorded reserves for professional liability were $363.8 million at December 31, 2010. A key assumption for professional liability is the implicit loss cost trend, particularly the severity inflation trend component of loss costs. Across the entire reserve base, a 10.0 point change in assumed annual severity would have changed the estimated net reserve by approximately $60 million at December 31, 2010, in either direction.

•                  Multiple peril liability:  Recorded reserves for multiple peril were $135.8 million at December 31, 2010. Reported loss development patterns are a key assumption for these lines of business, particularly for more mature accident years. Historically, assumptions on reported loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g. construction defect claims) or a shift in the mixture between smaller, more routine claims and larger, more complex claims. If case reserve adequacy for non-construction defect claims changed by 10.0 points this would have changed the estimated net reserve by approximately $20 million at December 31, 2010, in either direction.

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

In connection with the OneBeacon Acquisition, Aviva caused us to purchase reinsurance contracts with two reinsurance companies rated “A++” (“Superior”, the highest of fifteen financial strength ratings) by A.M. Best and “AA+” (“Very Strong”, the second highest of twenty-one financial strength ratings) by Standard & Poor’s. One is a reinsurance cover with NICO which entitles us to recover up to $2.5 billion in ultimate loss and LAE incurred related to asbestos claims arising from business written prior to 1992, environmental claims arising from business written prior to 1987 and certain other latent exposures. As of December 31, 2010, we have ceded estimated incurred losses of approximately $2.2 billion to NICO under the NICO Cover. The other contract is a reinsurance cover with GRC for up to $570 million of additional losses on all claims arising from accident years 2000 and prior. As of December 31, 2010, we have ceded estimated incurred losses of $550.0 million to GRC under the GRC Cover. The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the OneBeacon Acquisition, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for as a seller guarantee under GAAP. NICO and GRC are wholly-owned subsidiaries of Berkshire.

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

In connection with purchase accounting for the OneBeacon Acquisition, we were required to adjust to fair value our loss and LAE reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on OneBeacon’s acquired balance sheet as of June 1, 2001. This net reduction to loss and LAE reserves of $300.0 million is being accreted through an income statement charge ratably with and over the period the claims are settled. The outstanding pre-tax unaccreted adjustment as of December 31, 2010 and 2009 was $0.

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

•                  the risks discussed beginning on page 18 of this Form 10-K;

•                  recorded loss and loss adjustment expense reserves subsequently proving to have been inadequate;

•                  claims arising from catastrophic events, such as hurricanes, windstorms, earthquakes, floods or terrorist attacks;

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our consolidated balance sheet includes a substantial amount of assets and liabilities whose fair values are subject to market risk. The term market risk refers to the risk of loss arising from adverse changes in interest rates, credit spreads, equity market prices and other relevant market rates and prices. Due to our sizable investment portfolio, market risk can have a significant effect on OneBeacon’s consolidated financial position.

Interest Rate Risk

Fixed Maturity and Convertible Bond Portfolios.  In connection with our consolidated insurance subsidiaries, we invest in interest rate sensitive securities, primarily debt securities. Our strategy is to purchase fixed maturity investments and convertible bonds that are attractively priced in relation to perceived credit risks. In accordance with ASC 825, our portfolio of fixed maturity investments held for general investment purposes are classified as trading securities which are reported at fair value as of the balance sheet date as determined by quoted market prices when available. Realized and unrealized investment gains and losses on trading securities are reported pre-tax in revenues.

In accordance with ASC 825, our convertible bonds are carried at fair value with changes therein recorded in revenues as unrealized investment gains or losses.

We generally manage the interest rate risk associated with our portfolio of fixed maturity investments and convertible bonds by monitoring the average duration of the portfolio. Our fixed maturity and convertible bond portfolios are comprised of primarily investment grade corporate securities, U.S. government and agency securities, municipal obligations and mortgage-backed securities.

Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of fixed maturity and convertible bond investments, respectively. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other market factors.

The table below summarizes the estimated effects of hypothetical increases and decreases in market interest rates on our fixed maturity and convertible bond investments and pension fixed maturity and convertible bond investments:

	Fair value at December 31, 2010	Assumed change in relevant interest rate	Estimated fair value after change in interest rate	After tax increase (decrease) in carrying value
	($ in millions)
Fixed maturity and convertible bond investments	$2,334.2	100 bp decrease	$2,397.9	$41.4
		50 bp decrease	2,366.9	21.3
		50 bp increase	2,301.2	(21.5)
		100 bp increase	2,268.3	(42.8)
Qualified pension plan fixed maturity and convertible bond investments	$56.2	100 bp decrease	57.5	$0.8
		50 bp decrease	56.8	0.4
		50 bp increase	55.5	(0.5)
		100 bp increase	54.9	(0.8)

Long-term obligations.  As of December 31, 2010, our interest and dividend bearing long-term obligations consisted of the Senior Notes which have a fixed interest rate. As a result, our exposure to interest rate risk resulting from variable interest rate obligations is insignificant.

The Senior Notes were issued in 2003 and mature on May 15, 2013. At December 31, 2010, the fair value of the Senior Notes was $435.1 million, which compared to a carrying value of $419.6 million. The fair value of this obligation was estimated by discounting future cash flows using current market rates for similar obligations or using quoted market prices.

Credit Spread Risk

Sensitivity analysis of spread risk

Our overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to their investment risks. Widening and tightening of spreads generally translate into decreases and increases in fair values of fixed maturity investments, respectively. The table below summarizes the estimated effects of hypothetical widening and tightening of spreads for different classes of our fixed maturity and convertible bond portfolios. In estimating the impact of hypothetical tightening of spreads, for fixed maturity investments yielding more than the 3 year Constant Maturity Treasury Index (CMT Index) as of December 31, 2010, to the extent their yields would have decreased to levels lower than the 3 year CMT Index as of December 31, 2010, we limited their price appreciation to a level equal to the yield of the 3 year CMT Index. For fixed maturity investments yielding less than the 3 year CMT Index as of December 31, 2010, we assumed no price appreciation.

	December 31, 2010 Fair Value	Tighten 50	Tighten 25	Widen 25	Widen 50
	($ in millions)
U.S Government and agency obligations	$250.7	$—	$—	$—	$—
Foreign government obligations	10.3	0.1	—	—	(0.1)

		Tighten 100	Tighten 50	Widen 50	Widen 100
Agency mortgage-backed securities	$810.9	$26.0	$13.0	$(13.1)	$(25.9)
Other asset-backed securities	175.4	0.2	0.1	(0.7)	(1.3)

		Tighten 200	Tighten 100	Widen 100	Widen 200
Debt securities issued by industrial corporations	$864.9	$56.9	$30.9	$(31.2)	$(60.6)
Municipal obligations	2.1	0.2	0.1	(0.1)	(0.2)
Convertible bonds	93.8	2.1	1.1	(2.1)	(4.2)

		Tighten 400	Tighten 200	Widen 200	Widen 400
Non-agency commercial mortgage-backed securities	$36.3	$0.7	$0.6	$(0.7)	$(1.3)

		Tighten 600	Tighten 300	Widen 300	Widen 600
Preferred stocks	$83.4	$4.8	$4.8	$(9.7)	$(24.0)
Non-agency residential mortgage-backed securities	6.4	0.2	0.2	(0.4)	(0.7)

The table below summarizes the estimated effects of hypothetical widening and tightening of spreads on our qualified pension plan fixed maturity investments.

	December 31, 2010 Fair Value	Tighten 200	Tighten 100	Widen 100	Widen 200
	($ in millions)
Convertible bonds	$55.7	$1.4	$0.7	$(1.2)	$(2.4)

		Tighten 600	Tighten 300	Widen 300	Widen 600
Preferred stocks	$0.5	$0.1	$0.1	$(0.1)	$(0.2)

Equity Price Risk

The carrying values of our common equity securities and other long-term equity investments are based on quoted market prices or management’s estimates of fair value as of the balance sheet date. Market prices of common equity securities, in general, are subject to fluctuations. These fluctuations could cause the amount realized upon sale or exercise of these instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the investment, the relative price of alternative investments, supply and demand imbalances for a particular security or other market factors.

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

The following illustrates the estimated effect on December 31, 2010 fair values resulting from hypothetical changes in market value:

	Change in fair value
	10% decline	10% increase	30% decline	30% increase
	($ in millions)
Common equity securities	$(28.5)	$28.5	$(85.6)	$85.6
Hedge funds	(6.3)	6.3	(19.0)	19.0
Private equity funds	(7.3)	7.3	(21.8)	21.8

Returns on common equity securities are measured against the S&P 500 Index. Hedge funds and private equity funds returns are commonly measured against the benchmark returns of hedge fund indices, such as the HFRX Equal Weighted Strategies Index, and/or the S&P 500 Index. The historical returns for each index in the past 5 full years are listed below:

	Year ended December 31,
	2010	2009	2008	2007	2006
HFRX Equal Weighted Strategies Index	5.3%	11.4%	(21.9)%	4.0%	8.8%
S&P 500 Index	15.1	26.5	(37.0)	5.5	15.8

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

The CEO and CFO of OB Holdings (the principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2010. Based on this evaluation, the CEO and CFO have concluded that as of December 31, 2010, our disclosure controls and procedures are adequate and effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.

The CEO and the CFO have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010. Based on that evaluation, the CEO and CFO have concluded that our internal control over financial reporting is effective. Management’s annual report on internal control over financial reporting is included on page F-60 of this report. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

There were no significant changes with respect to our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended December 31, 2010.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP for the audit of the Company’s annual financial statements, audit-related services, tax services and all other services for the years ended December 31, 2010 and 2009.

	Year ended December 31,
	2010	2009
	($ in millions)
Audit fees(1)	$1.2	$1.3
Audit-related fees(2)	0.5	0.2
Tax fees(3)	0.1	—
Total(4)	$1.8	$1.5

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

(2)           The fees in this category were for professional services rendered in connection with (i) employee benefit plans, (ii) agreed upon procedures, and (iii) other regulatory requirements.

(3)           The fees in this category were for professional services rendered in connection with tax strategy assistance and tax compliance services.

(4)           These fees are a component of the total accountant fees incurred by OBIG during 2010 and 2009.

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

ONEBEACON U.S. HOLDINGS, INC.

	By:	/s/ T. MICHAEL MILLER
T. Michael Miller
Date: March 16, 2011		President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ T. MICHAEL MILLER	Director, Chairman of the Board, President and Chief Executive Officer	March 16, 2011
T. Michael Miller

/s/ PAUL H. MCDONOUGH	Director and Chief Financial Officer	March 16, 2011
Paul H. McDonough

/s/ PAUL H. MCDONOUGH	Acting Chief Accounting Officer	March 16, 2011
Paul H. McDonough

ONEBEACON U.S. HOLDINGS, INC.

ONEBEACON U.S. HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(in millions, except share and per share amounts)
Assets
Investment securities:
Fixed maturity investments, at fair value (amortized cost $2,184.2 and $2,900.6)	$2,240.4	$2,994.3
Short-term investments, at amortized cost (which approximates fair value)	166.8	489.3
Common equity securities, at fair value (cost $237.2 and $176.3)	285.3	187.6
Convertible bonds, at fair value (amortized cost $82.2 and $153.7)	93.8	170.2
Other investments, at fair value (cost $144.0 and $122.8)	171.4	146.3
Total investments	2,957.7	3,987.7
Cash	33.2	43.6
Reinsurance recoverable on unpaid losses	619.0	664.1
Reinsurance recoverable on unpaid losses—Berkshire Hathaway, Inc.	1,274.2	1,528.8
Reinsurance recoverable on paid losses	44.5	15.9
Premiums receivable	275.0	469.1
Deferred acquisition costs	114.5	215.0
Ceded unearned premiums	113.9	49.9
Net deferred tax asset	151.5	184.6
Investment income accrued	18.0	29.4
Accounts receivable on unsettled investment sales	5.4	24.2
Other assets	289.3	279.7
Total assets	$5,896.2	$7,492.0
Liabilities
Loss and LAE reserves	$3,295.5	$3,934.8
Unearned premiums	627.5	1,018.3
Debt	419.6	620.5
Ceded reinsurance payable	149.3	24.7
Accounts payable on unsettled investment purchases	14.1	7.6
Other liabilities	409.8	475.5
Total liabilities	4,915.8	6,081.4
OB Holdings’ common shareholder’s equity and noncontrolling interests
OB Holdings’ common shareholder’s equity:
Common shares and paid-in surplus (par value $1, issued and outstanding, 505 shares)	961.5	970.5
Retained (loss) earnings	(1.3)	427.2
Accumulated other comprehensive income (loss), after tax:
Net unrealized foreign currency translation losses	—	(0.7)
Other comprehensive income and loss items	0.3	(5.5)
Total OB Holdings’ common shareholder’s equity	960.5	1,391.5
Total noncontrolling interests	19.9	19.1
Total OB Holdings’ common shareholder’s equity and noncontrolling interests	980.4	1,410.6
Total liabilities, OB Holdings’ common shareholder’s equity and noncontrolling interests	$5,896.2	$7,492.0

See Notes to Consolidated Financial Statements including Note 17—“Commitments and Contingencies.”

ONEBEACON U.S. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2010	2009	2008
	($ in millions)
Revenues
Earned premiums	$1,487.7	$1,959.5	$1,879.0
Net investment income	96.3	125.3	162.1
Net realized and unrealized investment gains (losses)	76.8	248.6	(766.0)
Net other revenues	9.9	23.1	3.5
Total revenues	1,670.7	2,356.5	1,278.6
Expenses
Loss and LAE	930.2	1,121.9	1,126.2
Policy acquisition expenses	320.7	389.7	361.0
Other underwriting expenses	246.5	330.0	290.8
General and administrative expenses	6.4	5.0	8.2
Interest expense on debt	29.6	39.7	44.9
Accretion of fair value adjustment to loss and LAE reserves	—	5.4	12.0
Interest expense—dividends on preferred stock subject to mandatory redemption	—	—	11.8
Interest expense—accretion on preferred stock subject to mandatory redemption	—	—	21.6
Total expenses	1,533.4	1,891.7	1,876.5
Pre-tax income (loss)	137.3	464.8	(597.9)
Income tax (expense) benefit	(38.2)	(155.3)	195.3
Net income (loss) including noncontrolling interests	99.1	309.5	(402.6)
Less: Net income attributable to noncontrolling interests	(1.6)	(2.1)	(1.7)
Net income (loss) attributable to OB Holdings’ common shareholder	97.5	307.4	(404.3)
Change in foreign currency translation	0.7	(0.1)	(0.4)
Change in other comprehensive income and loss items	5.8	18.9	(25.2)
Comprehensive income (loss) attributable to OB Holdings’ common shareholder	$104.0	$326.2	$(429.9)

See Notes to Consolidated Financial Statements.

ONEBEACON U.S. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY

	OB Holdings’ Common Shareholder’s Equity
	Common shareholder’s equity	Common shares and paid-in surplus	Retained earnings (loss)	Accum. other comprehensive income (loss), after tax	Noncontrolling interests, after tax
	($ in millions)
Balances at January 1, 2008	$1,783.2	$970.5	$629.7	$183.0	$21.3
Adjustment to adopt ASC 825, after tax	—	—	182.4	(182.4)	—
Net (loss) income	(404.3)	—	(404.3)	—	1.7
Repurchases and retirements of common shares	—	—	—	—	0.3
Dividends to OneBeacon U.S. Enterprises Holdings, Inc.	(219.9)	—	(219.9)	—	—
Dividends	—	—	—	—	(0.6)
Contributions	—	—	—	—	1.0
Distributions	—	—	—	—	(6.5)
Other comprehensive income and loss items, after tax:
Change in foreign currency translation	(0.4)	—	—	(0.4)	—
Change in interest rate swap	(5.7)	—	—	(5.7)	—
Change in additional pension liability	(19.5)	—	—	(19.5)	—
Other comprehensive loss, after tax	(25.6)	—	—	(25.6)	—
Balances at December 31, 2008	$1,133.4	$970.5	$187.9	$(25.0)	$17.2
Net income	307.4	—	307.4	—	2.1
Repurchases and retirements of common shares	—	—	—	—	0.3
Dividends to OneBeacon U.S. Enterprises Holdings, Inc.	(68.1)	—	(68.1)	—	—
Dividends	—	—	—	—	(0.6)
Contributions	—	—	—	—	5.1
Distributions	—	—	—	—	(5.0)
Other comprehensive income and loss items, after tax:
Change in foreign currency translation	(0.1)	—	—	(0.1)	—
Change in interest rate swap	6.8	—	—	6.8	—
Change in additional pension liability	12.1	—	—	12.1	—
Other comprehensive loss, after tax	18.8	—	—	18.8	—
Balances at December 31, 2009	$1,391.5	$970.5	$427.2	$(6.2)	$19.1
Net income	97.5	—	97.5	—	1.6
Repurchases and retirements of common shares	—	—	—	—	0.3
Dividends to OneBeacon U.S. Enterprises Holdings, Inc.	(526.0)	—	(526.0)	—	—
Return of capital to OneBeacon U.S. Enterprises Holdings, Inc.	(9.0)	(9.0)	—	—	—
Dividends	—	—	—	—	(0.7)
Contributions	—	—	—	—	0.6
Distributions	—	—	—	—	(1.0)
Other comprehensive income and loss items, after tax:
Change in foreign currency translation	0.7	—	—	0.7	—
Change in additional pension liability	5.8	—	—	5.8	—
Other comprehensive income, after tax	6.5	—	—	6.5	—
Balances at December 31, 2010	$960.5	$961.5	$(1.3)	$0.3	$19.9

See Notes to Consolidated Financial Statements.

ONEBEACON U.S. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2010	2009	2008
	($ in millions)
Cash flows from operations:
Net income (loss) including noncontrolling interests	$99.1	$309.5	$(402.6)
Charges (credits) to reconcile net income (loss) to cash flows (used for) provided from operations:
Net realized and unrealized investment (gains) losses	(76.8)	(248.6)	766.0
Net realized gains from sales of common stock of subsidiaries	—	—	(2.1)
Net realized loss on settlement of interest rate swap	—	7.4	—
Net realized gain on Personal Lines Transaction	(8.5)	—	—
Net other realized losses (gains)	10.8	(5.4)	—
Dividends paid on mandatorily redeemable preferred stock	—	—	11.8
Deferred income tax expense (benefit)	29.6	74.7	(207.3)
Other operating items:
Net change in loss and LAE reserves	(390.0)	(359.2)	(186.3)
Net change in unearned premiums	(160.2)	(69.9)	82.3
Net change in ceded reinsurance payable	128.0	(45.8)	(9.3)
Net change in ceded unearned premium	(86.0)	16.6	1.6
Net change in premiums receivable	106.4	58.5	(21.4)
Net change in reinsurance recoverable on paid and unpaid losses	325.4	316.2	126.4
Net change in other assets and liabilities	(1.0)	123.2	(143.4)
Net cash (used for) provided from operations	(23.2)	177.2	15.7
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	(201.1)	388.2	(597.4)
Purchases of short-term held-to-maturity investments	—	—	(7.1)
Maturities of fixed maturity investments	1,079.8	498.1	644.3
Maturities of fixed maturity investments held-to-maturity	—	—	312.6
Sales of fixed maturity investments	1,247.0	715.1	893.4
Sales of common equity securities	64.5	214.4	446.5
Sales of convertible bonds	127.5	195.3	225.3
Distributions and redemptions of other investments	33.5	68.7	76.6
Purchases of fixed maturity investments	(1,568.6)	(1,871.1)	(992.6)
Purchases of common equity securities	(121.3)	(137.4)	(338.6)
Purchases of convertible bonds	(38.0)	(91.0)	(101.0)
Contributions for other investments	(49.3)	(7.6)	(30.1)
Proceeds from the Personal Lines Transaction	166.6	—	—
Sales of common stock of subsidiaries, net of sales costs	—	—	12.0
Purchase of subsidiary	—	—	(7.3)
Net change in unsettled investment purchases and sales	25.3	25.6	8.9
Net acquisitions of property and equipment	(6.8)	(2.0)	(0.8)
Net cash provided from (used for) investing activities	759.1	(3.7)	544.7
Cash flows from financing activities:
Repayment of debt	(14.0)	(42.8)	(2.0)
Repurchases of debt	(197.3)	(63.2)	(22.3)
Cash dividends paid to OneBeacon U.S. Enterprises Holdings, Inc.	(526.0)	(68.1)	(219.9)
Return of capital to OneBeacon U.S. Enterprises Holdings, Inc.	(9.0)	—	—
Settlement of interest rate swap	—	(7.4)	—
Redemption of mandatorily redeemable preferred stock	—	—	(300.0)
Dividends paid on mandatorily redeemable preferred stock	—	—	(11.8)
Net cash used for financing activities	(746.3)	(181.5)	(556.0)
Net (decrease) increase in cash during year	(10.4)	(8.0)	4.4
Cash balance at beginning of year	43.6	51.6	47.2
Cash balance at end of year	$33.2	$43.6	$51.6

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Nature of Operations and Summary of Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements include the accounts of OneBeacon U.S. Holdings, Inc. (the “Company” or “OBH”) and its subsidiaries (collectively, “OB Holdings”) and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The OB Holdings operating companies are U.S.-based property and casualty insurance writers, most of which operate in a multi-company pool. OB Holdings offers a wide range of insurance products and services through independent agencies, regional and national brokers, wholesalers and managing general agencies.

OBH was created in 2000 by White Mountains Insurance Group, Ltd. (“White Mountains”) to acquire and subsequently be the holding company for OneBeacon Insurance Group LLC (together with its subsidiaries, “OneBeacon”). On June 1, 2001, OBH acquired OneBeacon from Aviva plc (“Aviva”, formerly CGNU), (the “OneBeacon Acquisition”). During 2006, White Mountains undertook an internal reorganization and formed OneBeacon Insurance Group, Ltd. (“OBIG”) for the purpose of holding certain of its property and casualty insurance businesses. As part of this reorganization, certain of White Mountains’ businesses that were historically indirect wholly-owned subsidiaries of White Mountains, including OBH, became indirect wholly-owned subsidiaries of OBIG. During the fourth quarter of 2006, White Mountains sold 27.6 million or 27.6% of OBIG’s common shares in an initial public offering. As of December 31, 2010, White Mountains owned 76.0% of OBIG’s common shares. Within this report, the term “OB Holdings” is used to refer to one or more entities within the consolidated organization, as the context requires. The Company is a U.S.-based company with its corporate headquarters located at 601 Carlson Parkway, Minnetonka, Minnesota 55305.

OB Holdings’ reportable segments are Specialty Insurance Operations, Other Insurance Operations and Investing, Financing and Corporate Operations. The Specialty Insurance Operations segment is comprised of twelve underwriting units that are aggregated into three major underwriting units for financial reporting: Managing General Agency (“MGA”) Business, Specialty Industries and Specialty Products. OB Holdings’ Other Insurance Operations segment includes AutoOne Insurance (“AutoOne”), a division that offers products and services to assigned risk markets. Other Insurance Operations also includes the results of the non-specialty commercial lines business and the traditional personal lines business, both described in Note 2, other run-off business and certain purchase accounting adjustments relating to the OneBeacon Acquisition. Investing, Financing and Corporate Operations includes the investing and financing activities for OB Holdings on a consolidated basis, and certain other activities conducted through the Company.

Historically, OB Holdings has offered a range of specialty, commercial and personal products and services, however, in the wake of recent transactions OB Holdings is now focused exclusively on specialty business. On December 3, 2009, OB Holdings sold the renewal rights to its non-specialty commercial lines business and on July 1, 2010, OB Holdings completed the sale of its traditional personal lines business. See Note 2 for further discussion. To better align OB Holdings’ operating and reporting structure with its business profile as a result of the transactions, OB Holdings revised its segment structure into Specialty Insurance Operations, Other Insurance Operations and Investing, Financing and Corporate Operations, as described above. See Note 13. As part of the resegmentation, agency results for business written on OB Holdings paper for which OB Holdings has an ownership interest have been reclassified within the underwriting results. Prior periods have been reclassified to conform to the current presentation. See Note 13.

All significant intercompany transactions have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As described above, certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.

Significant Accounting Policies

Investment Securities

On January 1, 2008, OB Holdings adopted the fair value option, subsequently codified within Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, which allows companies to make an election, on an individual instrument basis, to report financial assets and liabilities at fair value. The election must be made at the inception of a transaction and may not be reversed. The election could also be made for existing financial assets and liabilities at the time of adoption. Unrealized gains and losses on assets or liabilities for which the fair value option has been elected are reported in net realized and unrealized investment gains and losses in revenues on a pre-tax basis. Upon adoption, OB Holdings recorded an adjustment of $182.4 million to reclassify net unrealized gains, after tax, and net unrealized foreign currency translation gains, after tax, related to investments from accumulated other comprehensive income to opening retained earnings. The Company believes that making the election results in reporting its investment results on a basis consistent with one of its operating principles, namely to manage investments for total return.

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

Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year. Short-term investments are carried at amortized cost, which approximated fair value as of December 31, 2010 and 2009.

Other investments include hedge funds and private equity funds. Upon adoption of ASC 825 on January 1, 2008, OB Holdings measures its investments in hedge funds and private equity funds at fair value with changes therein reported in net realized and unrealized investment gains and losses in revenues on a pre-tax basis. Other investments also includes an investment in a community reinvestment vehicle which is accounted for at fair value and a tax advantaged federal affordable housing development fund which OB Holdings accounts for under the equity method.

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

OB Holdings uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, OB Holdings uses the quoted market prices provided by the outside pricing services to determine fair value. The outside pricing services OB Holdings uses have indicated that they will only provide prices where observable inputs are available. In circumstances where quoted market prices are unavailable, OB Holdings utilizes fair value estimates based upon reference to other observable inputs other than quoted prices, including matrix pricing, benchmark interest rates, market comparables, broker quotes and other relevant observable inputs. In circumstances where observable inputs are adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the fair value hierarchy.

OB Holdings’ process to validate the market prices obtained from the outside pricing sources includes, but is not limited to, periodic evaluation of model pricing methodologies and analytical reviews of certain prices. OB Holdings also periodically performs back-testing of selected purchases and sales activity to determine whether there are any significant differences between the market price used to value the security prior to purchase or sale and the actual purchase or sale price.

Other investments, which are comprised primarily of hedge funds and private equity funds for which the fair value option has been elected, are carried at fair value based upon OB Holdings’ proportionate interest in the underlying fund’s net asset value, which is deemed to approximate fair value. The fair value of OB Holdings’ investments in hedge funds and private equity funds has been estimated using net asset value because it reflects the fair value of the funds’ underlying investments in accordance with ASC 820. OB Holdings employs a number of procedures to assess the reasonableness of the fair value measurements, including obtaining and review each fund’s audited financial statements and discussing each fund’s pricing with the fund’s manager.

In circumstances where the underlying investments are publicly traded, such as the investments made by hedge funds, the fair value of the underlying investments is determined using current market prices. In circumstances where the underlying investments are not publicly traded, such as the investments made by private equity funds, the private equity fund managers have considered the need for a liquidity discount on each of the underlying investments when determining the fund’s net asset value in accordance with ASC 820. In circumstances where OB Holdings’ portion of a fund’s net asset value is deemed to differ from fair value due to illiquidity or other factors associated with OB Holdings’ investment in the fund, including counterparty credit risk, the net asset value is adjusted accordingly. See Note 5.

Cash

Cash includes amounts on hand and demand deposits with banks and other financial institutions. Amounts presented in the statements of cash flows are shown net of balances acquired and sold in the purchase or sale of the Company’s consolidated subsidiaries.

Insurance Operations

OB Holdings accounts for insurance policies that it writes in accordance with ASC 944. Premiums written are recognized as revenues and are earned ratably over the term of the related policy. Unearned premiums represent the portion of premiums written that are applicable to future insurance coverage provided by policies. AutoOne, which acts as a limited assignment distribution (“LAD”) servicing carrier, enters into contractual arrangements with insurance companies to assume private passenger and commercial automobile assigned risk exposures. AutoOne receives LAD and commercial limited assignment distribution (“CLAD”) servicing fees from these other companies for assuming these risks. LAD and CLAD servicing fees are typically a percentage of the total premiums that AutoOne must write to fulfill the obligation of the transferor company. In addition, LAD servicing carriers may choose to write certain policies voluntarily by taking risks out of the New York Automobile Insurance Plan (“NYAIP”). These policies generate takeout credits which can be “sold” for fees (“takeout fees”) to other carriers. These other carriers in turn can use such credits to reduce their obligations to write assigned risk business. AutoOne’s LAD and CLAD servicing and takeout fees are recorded as written premium when billed and are earned ratably over the term of the related policy to which the fee relates. Fees charged on installment premiums are recorded as a reduction to other underwriting expenses.

Deferred acquisition costs represent commissions, premium taxes, brokerage expenses and other costs which are directly attributable to and vary with the production of business. These costs are deferred and amortized over the applicable premium recognition period as policy acquisition expenses. Deferred acquisition costs are limited to the amount expected to be recovered from future earned premiums and anticipated investment income. This limitation is referred to as a premium deficiency. A premium deficiency is recognized if the sum of expected loss and loss adjustment expenses (“LAE”), unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and anticipated investment income. A premium deficiency is recognized by charging any unamortized acquisition costs to expense to the extent required in order to eliminate the deficiency. If the premium deficiency exceeds unamortized acquisition costs then a liability is accrued for the excess deficiency. For the years ended December 31, 2010 and 2008, no deferred acquisition costs were charged to expense based on a premium deficiency. During the year ended December 31, 2009, OB Holdings recorded a deficiency of $0.8 million related to AutoOne as a reduction to its unamortized deferred acquisition costs asset.

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

OB Holdings discounts certain of its long-term workers compensation loss and LAE reserves when such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual claim basis. OB Holdings discounts these reserves using an average discount rate which is determined based on various assumptions including consideration of when the claims will be settled (5.0% and 5.3% at December 31, 2010 and 2009, respectively). As of December 31, 2010 and 2009, the discount on OB Holdings’ workers compensation loss and LAE reserves amounted to $119.4 million and $127.0 million, respectively.

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

OB Holdings’ insurance subsidiaries enter into ceded reinsurance contracts from time to time to protect their businesses from losses due to concentration of risk, to manage their operating leverage ratios and to limit losses arising from catastrophic events. The majority of such reinsurance contracts are executed through excess of loss treaties and catastrophe contracts under which the reinsurer indemnifies for a specified part or all of certain types of losses over stipulated amounts arising from any one occurrence or event. OB Holdings has also entered into quota share treaties with reinsurers under which all risks meeting prescribed criteria are covered on a pro rata basis. The amount of each risk ceded by OB Holdings is subject to maximum limits which vary by line of business and type of coverage. Amounts related to reinsurance contracts are recorded in accordance with ASC 944, as applicable.

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

Accounting for Mandatory Shared Market Mechanisms

As a condition to its licenses to do business in certain states, OB Holdings’ insurance operations are required to participate in various mandatory shared market mechanisms commonly referred to as “residual” or “involuntary” markets. These markets generally consist of risks considered to be undesirable from a standard or routine underwriting perspective. Each state dictates the levels of insurance coverage that are mandatorily assigned to participating insurers within these markets. The total amount of such business an insurer must accept in a particular state is generally based on that insurer’s market share of voluntary business written within that state. In certain cases, OB Holdings is obligated to write business from shared market mechanisms at a future date based on its historical market share of all voluntary policies written within that state. Involuntary business generated from mandatory shared market mechanisms, which may be treated as assumed reinsurance depending on the structure of the mechanism, is accounted for in accordance with ASC 944.

OB Holdings’ market assignments are typically required to be written in the current period, although, in certain cases OB Holdings is required to accept policy assignments at a future date. Anticipated losses associated with future market assignments are recognized in accordance with ASC 450 when the amount of such anticipated losses is determined to be probable and can be reasonably estimated.

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

Deferred Software Costs

OB Holdings capitalizes costs related to computer software developed for internal use during the application development stage of software development projects in accordance with ASC 350. These costs generally consist of certain external, payroll and payroll related costs. OB Holdings begins amortization of these costs once the project or the respective phase of the project is completed and ready for its intended use. Amortization is on a straight line basis and over the useful life which generally ranges from three to five years. At December 31, 2010 and 2009, OB Holdings had deferred software costs of $14.1 million and $18.6 million, respectively.

Federal and State Income Taxes

The Company and its subsidiaries join in the filing of a federal consolidated tax return. The consolidated parent, which is not included in these financial statements, is OneBeacon U.S. Financial Services, Inc. (“OBFS”). OBFS is an indirect, wholly-owned subsidiary of OBIG.

Deferred tax assets and liabilities are recorded when a difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes exists, and for other temporary differences as defined by ASC 740. The deferred tax asset or liability is recorded based on tax rates expected to be in effect when the difference reverses. The deferred tax asset is recognized when it is more likely than not that it will be realized.

Foreign Currency Exchange

The U.S. dollar is the functional currency for all of OB Holdings’ businesses. OB Holdings is subject to foreign currency fluctuations primarily associated with its foreign investment securities. Assets recorded in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date. In accordance with ASC 825, net foreign exchange gains and losses arising from the translation are generally reported in revenues in change in net unrealized investment gains and losses, a component of net realized and unrealized investment gains (losses).

Cash Flow Hedge

Contemporaneously with entering into a variable rate mortgage note during 2005, as further described in Note 6, OB Holdings entered into an interest rate swap agreement under which it paid a fixed rate and received a variable rate to hedge its exposure to interest rate fluctuations. The notional amount of the swap was equal to the outstanding principal of the mortgage note it hedged and was adjusted at the same time as the mortgage note principal changed for drawdowns and repayments. The underlying index used to determine the variable interest paid under the swap was the same as that used for OB Holdings’ variable rate mortgage note. In accordance with ASC 815, OB Holdings accounted for the swap as a cash flow hedge and recorded the interest rate swap at fair value on the balance sheet in other assets or other liabilities depending on the value as of the balance sheet date. Changes in the fair value of the interest rate swap were reported as a component of other comprehensive income or loss. For the years ended December 31, 2009 and 2008, no gains or losses were charged through the statements of operations due to hedge ineffectiveness or hedge components excluded from the assessment of effectiveness. During the year ended December 31, 2009, OB Holdings settled the interest rate swap at the time that it repaid the outstanding balance on the mortgage note. See Note 6.

Variable Interest Entities

OB Holdings records reciprocal insurance exchanges (“reciprocals”), as defined in Note 14, in accordance with ASC 810. ASC 810 addresses consolidation issues surrounding special purpose entities and certain other entities, collectively termed variable interest entities (“VIE”), to which previous accounting guidance on consolidation does not apply. A VIE is an entity in which the equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Under ASC 810, the primary beneficiary of a VIE is required to consolidate the VIE in its financial statements. The primary beneficiary is an entity that has both the power to direct the activities of a VIE and the obligation to absorb the majority of the VIE’s expected losses if they occur, the right to receive a majority of the entity’s expected residual returns if they occur, or both. See Note 2 and Note 14.

Mandatorily Redeemable Preferred Stock

OB Holdings had mandatorily redeemable preferred stock which was considered a noncontrolling interest and had been recorded as a liability at its historical carrying value in accordance with ASC 480. Dividends and accretion on OB Holdings’ mandatorily redeemable preferred stock were recorded as interest expense. See Note 10.

Defined Benefit Plans

Under ASC 715, an employer that sponsors a defined benefit plan is required to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation (for defined benefit pension plans) or the accumulated benefit obligation (for other postretirement benefit plans) in its statement of financial position. ASC 715 also requires recognition of amounts previously deferred and amortized in other comprehensive income in the period in which they occur. Under ASC 715, plan assets and obligations must be measured as of the fiscal year end. See Note 8.

Recently Adopted Changes in Accounting Principles

Transfers of Financial Assets and Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities

On January 1, 2010, OB Holdings adopted FASB Accounting Standards Update (“ASU”) 2009-16, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, and ASU 2009-17, Amendments to FIN 46(R), codified within ASC 860 and ASC 810, respectively. Under ASC 860, the concept of a qualifying special-purpose entity (“QSPE”) has been eliminated and accordingly, any existing QSPE must be evaluated for consolidation upon adoption. The appropriateness of derecognition is evaluated based on whether or not the transferor has surrendered control of the transferred assets. The evaluation must consider any continuing involvement by the transferor. OB Holdings does not have any entities that were considered a QSPE under guidance prior to ASC 860. ASC 810 clarifies the application of consolidation accounting for entities for which the controlling financial interest might not be solely identified through voting rights. The guidance under ASC 810 still requires a reporting entity to perform an analysis to determine if its variable interests give it a controlling financial interest in a VIE. The analysis required identifies the primary beneficiary of a VIE as the entity having both of the following:

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

Improving Disclosures about Fair Value Measurements

On January 1, 2010, OB Holdings adopted ASU 2010-06, Improving Disclosures about Fair Value Measurements, codified within ASC 820. ASU 2010-06 requires new disclosures and clarifies existing disclosure requirements for fair value measurements. ASU 2010-06 requires disclosure of the amounts and nature of the transfers in and out of Level 1 and Level 2 measurements. The ASU also requires a gross presentation of activity within the Level 3 rollforward, presenting separately information about purchases, sales, issuances and settlements. In addition, fair value measurements by Level will now be presented on a more disaggregated basis, by asset or liability class. The ASU also requires more detailed disclosures about inputs and valuation techniques for Level 2 and Level 3 measurements for interim and annual reporting periods. The ASU is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. The adoption of ASU 2010-06 had no material impact on OB Holdings’ financial position or results of operations. See Note 5 for required disclosures.

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

NOTE 2.  Acquisitions and Dispositions

On July 1, 2010, OBIG and certain of its subsidiaries completed the sale of the traditional personal lines business (the “Personal Lines Transaction”) to Tower Group, Inc. (“Tower”). The Personal Lines Transaction included two insurance companies through which the majority of the traditional personal lines business was written on a direct basis, two attorneys-in-fact managing the reciprocals that wrote the traditional personal lines business in New York and New Jersey, the surplus notes issued by the New York and New Jersey reciprocals and the remaining renewal rights to certain other traditional personal lines insurance policies. Net written premiums for the traditional personal lines business, which is included in Other Insurance Operations, totaled approximately $420 million for the year ended December 31, 2009. The Personal Lines Transaction required completion of the following:

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

As consideration, based upon the carrying value of the traditional personal lines business as of July 1, 2010, OB Holdings received $166.6 million. The consideration represented the statutory surplus in the reciprocals (as consideration for surplus notes issued by the reciprocals), the combined GAAP equity in the insurance companies and attorneys-in-fact being sold, plus $32.5 million. For the year ended December 31, 2010, OB Holdings recorded a total after tax net gain on the sale of $24.6 million that is comprised of $8.5 million included in net other revenues and $16.1 million included in the tax provision. The purchase price is subject to post-closing adjustments.

OneBeacon and Tower also entered into a Transition Services Agreement (“TSA”), pursuant to which OneBeacon is providing certain services to Tower during the three-year term of the TSA. Tower reimburses OneBeacon for all expenses incurred to provide these services. Reimbursement for these services is netted against the expense incurred. The Personal Lines Transaction did not meet the criteria for discontinued operations accounting because of significant continuing cash flows between OneBeacon and the business sold relating to TSA services and reinsurance activities.

During the year ended December 31, 2010, there were no acquisitions.

On December 3, 2009, OB Holdings sold the renewal rights to approximately $490 million in premiums from its non-specialty commercial lines business to The Hanover Insurance Group (“The Hanover”). The transaction included small commercial accounts and the non-specialty portion of the middle-market business, beginning with January 1, 2010 effective dates (the “Commercial Lines Transaction”). As consideration for the Commercial Lines Transaction, OB Holdings received $23.2 million, reflected in net other revenues. In accordance with the terms of the Commercial Lines Transaction, during the year ended December 31, 2010, OB Holdings recognized $10.2 million, reflected in net other revenues, in additional consideration for aggregate premium renewals exceeding $200 million.

During the year ended December 31, 2009, there were no acquisitions.

During the fourth quarter of 2008, OB Holdings sold one of its inactive licensed subsidiaries, Farmers and Merchants Insurance Company, to Pride Holdings LLC for $7.8 million in cash and recorded a pre-tax gain of $1.1 million through net other revenues.

During the third quarter of 2008, OB Holdings acquired Entertainment Brokers International Insurance Services (“EBI”), an insurance agency specializing in the entertainment, sports and leisure industries, for $8.0 million. In connection with the purchase of EBI, which was accounted for as an acquisition under the purchase method of accounting in accordance with GAAP at the time of the acquisition, OB Holdings recorded the identifiable assets and liabilities of EBI at their fair value at acquisition date.  Significant assets and liabilities acquired included premiums and commissions receivable of $16.6 million and premiums and commissions payable of $16.1 million. After allocating the purchase price to identifiable tangible assets and liabilities, OB Holdings also recorded an adjustment to allocate the remaining acquisition cost to an intangible asset of $9.5 million which represented the value of business in force at the acquisition date.  The amortization associated with the intangible asset will be amortized over a 10-year period in proportion to the timing of the discounted cash flows used to value the business. During the year ended December 31, 2010, $0.7 million in amortization was recognized. During the year ended December 31, 2009, no amortization was recognized.

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

Loss and LAE reserve summary

The following table summarizes the loss and LAE reserve activities of OB Holdings’ insurance subsidiaries for the years ended December 31, 2010, 2009 and 2008:

	Year ended December 31,
	2010	2009	2008
	($ in millions)
Gross beginning balance	$3,934.8	$4,294.0	$4,480.3
Less beginning reinsurance recoverable on unpaid losses	(2,192.9)	(2,503.3)	(2,629.5)
Net loss and LAE reserves	1,741.9	1,790.7	1,850.8
Loss and LAE incurred relating to:
Current year losses	981.3	1,205.3	1,188.2
Prior year losses	(51.1)	(83.4)	(62.0)
Total incurred loss and LAE	930.2	1,121.9	1,126.2
Accretion of fair value adjustment to net loss and LAE reserves	—	5.4	12.0
Loss and LAE paid relating to (1):
Current year losses	(416.7)	(499.3)	(495.1)
Prior year losses	(622.1)	(676.8)	(703.2)
Total loss and LAE payments	(1,038.8)	(1,176.1)	(1,198.3)
Net loss and LAE reserves	1,633.3	1,741.9	1,790.7
Net loss and LAE reserves sold as part of the Personal Lines Transaction	(231.0)	—	—
Net ending balance	1,402.3	1,741.9	1,790.7
Plus ending reinsurance recoverable on unpaid losses	1,893.2	2,192.9	2,503.3
Gross ending balance	$3,295.5	$3,934.8	$4,294.0

(1)                                 Loss and LAE paid for the year ended December 31, 2010 includes $78.2 million of traditional personal lines loss reserves not directly written by York or MHIC ($2.5 million relating to current year losses and $75.7 million relating to prior year losses) ceded to Tower pursuant to the Personal Lines Transaction which closed in July 2010.

Loss and LAE development—2010

In 2010, OB Holdings experienced $51.1 million of favorable loss and LAE reserve development on prior accident year loss reserves. The favorable development in Specialty Insurance Operations was $28.0 million with favorable development of $23.1 million in Other Insurance Operations. The favorable loss reserve development was primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and other general liability lines. The favorable development also included a $7.5 million release of commercial catastrophe reserves associated with storms occurring in 2004 and 2005.

Specifically, at December 31, 2009, management had revised its expectations downward with respect to future loss emergence in the professional liability business, which had initially been based on market analysis when this business was initiated in 2002 and 2003. However, during 2010, losses continued to be significantly lower than these revised expectations.

As a result, management lowered its selected reserves on the earliest years which affected more recent years as total loss expectations for those years are based in part on prior years’ results. The impact of this revised estimate was a decrease to professional liability reserves of $19.3 million which affected Specialty Insurance Operations.

At December 31, 2009, management had recorded $7.5 million of reserves for certain claims related to catastrophes from accident years 2004 and 2005 related to excess property business. During 2010, these claims were resolved for amounts below OB Holdings’ policy coverage therefore the reserves were no longer necessary. This development affected Specialty Insurance Operations.

At December 31, 2009, based on actuarial techniques described above, management estimated that IBNR related to multiple peril liability was $170.5 million, or approximately 93% of case reserves of $184.1 million for accident years 2004 through 2009. During 2010, case incurred loss and allocated LAE (“ALAE”) was $65.8 million, which was less than expected for this line of business. As a result of the lower than expected case incurred loss and ALAE during 2010, the actuarial methods based on case incurred losses produced lower estimated ultimate losses for these accident years. As a result, at December 31, 2010, the IBNR was determined to be $86.2 million, or approximately 57% of the remaining case reserves. The impact of this revised estimate was a decrease to multiple peril liability reserves of $18.4 million. This favorable development was split between Specialty Insurance Operations of $7.6 million and Other Insurance Operations of $10.8 million.

At December 31, 2009, based on actuarial techniques described above, management estimated that IBNR related to general liability occurrence was $107.1 million, or approximately 265% of case reserves of $40.4 million for accident years 2004 through 2009. During 2010, case incurred loss and ALAE was $33.1 million, which was less than expected for this line of business. As a result of the lower than expected case incurred loss and ALAE during 2010, the actuarial methods based on case incurred losses produced lower estimated ultimate losses for these accident years. As a result, at December 31, 2010, the IBNR was determined to be $61.7 million, or approximately 164% of the remaining case reserves. The impact of this revised estimate was a decrease to general liability occurrence reserves of $12.3 million. This favorable development was split between Specialty Insurance Operations of $1.5 million and Other Insurance Operations of $10.8 million.

In addition to the development described for the lines of business above, management also recorded a $6.4 million net increase in IBNR in other lines of business as a result of its review of loss reserves at December 31, 2010. The change in IBNR for each other line of business was not individually significant.

Loss and LAE development—2009

In 2009, OB Holdings experienced $83.4 million of favorable loss and LAE reserve development on prior accident year loss reserves. The favorable development in Specialty Insurance Operations was $84.6 million with slight adverse development of $1.2 million in Other Insurance Operations. The favorable loss reserve development was primarily related to lower than expected severity on non-catastrophe losses. The favorable non-catastrophe loss reserve development was primarily related to professional liability lines, multiple peril liability lines and other general liability lines partially offset by adverse loss reserve development at AutoOne.

Specifically, at December 31, 2008, management had revised its expectations downward with respect to future loss emergence in the professional liability business, which had initially been based on market analysis when this business was initiated in 2002 and 2003. However, during 2009, losses continued to be significantly lower than these revised expectations. As a result, management lowered its selected reserves on the earliest years which affected more recent years as total loss expectations for those years are based in part on prior years’ results. The impact of this revised estimate was a decrease to professional liability reserves of $60.0 million which affected Specialty Insurance Operations.

At December 31, 2008, management had estimated that future payments from personal injury protection (“PIP”) litigation from OB Holdings’ AutoOne business would be approximately $7.8 million. During 2009, the legal expenses related to this litigation were higher than expected. As a result, management increased estimates of all accident years for AutoOne. The total increase in estimate was $33.3 million which affected Other Insurance Operations.

At December 31, 2008, based on actuarial techniques described above, management estimated that IBNR related to multiple peril liability was $173.9 million, or approximately 85% of case reserves of $204.9 million for 2002 and subsequent accident years. During 2009, case incurred loss and ALAE was $36.8 million, which was less than expected for this line of business. As a result of the lower than expected case incurred loss and ALAE during 2009, the actuarial methods based on case incurred losses produced lower estimated ultimate losses for these accident years. As a result, at December 31, 2009, the IBNR was determined to be $95.4 million, or approximately 73% of the remaining case reserves. The impact of this revised estimate was a decrease to multiple peril liability reserves of $42.6 million. This favorable development was split between Specialty Insurance Operations of $12.1 million and Other Insurance Operations of $30.5 million.

At December 31, 2008, based on actuarial techniques described above, management estimated that IBNR related to general liability occurrence was $93.9 million, or approximately 275% of case reserves of $34.2 million for 2002 and subsequent accident years. During 2009, case incurred loss and ALAE was $15.6 million, which was less than expected for this line of business. As a result of the lower than expected case incurred loss and ALAE during 2009, the actuarial methods based on case incurred losses produced lower estimated ultimate losses for these accident years. As a result, at December 31, 2009, the IBNR was determined to be $61.6 million, or approximately 214% of the remaining case reserves. The impact of this revised estimate was a decrease to general liability occurrence reserves of $14.1 million. This favorable development was split between Specialty Insurance Operations of $5.2 million and Other Insurance Operations of $8.9 million.

In addition to the development described for the lines of business above, management also recorded changes in IBNR in other lines of business as a result of its review of loss reserves at December 31, 2009 that essentially offset. The change in IBNR for each other line of business was not individually significant.

Loss and LAE development—2008

In 2008, OB Holdings experienced $62.0 million of favorable loss and LAE reserve development on prior accident year loss reserves. The favorable development in Specialty Insurance Operations was $64.8 million with slight adverse development of $2.8 million in Other Insurance Operations. The favorable loss reserve development was primarily related to lower than expected severity on non-catastrophe losses. The favorable non-catastrophe loss reserve development was primarily related to professional liability lines and multiple peril liability lines partially offset by adverse loss reserve development at AutoOne and in legacy run-off, as defined in Note 13.

Specifically, at December 31, 2007, management had revised its expectations downward with respect to future loss emergence in the professional liability business, which had initially been based on market analysis when this business was initiated in 2002 and 2003. However, during 2008, losses continued to be significantly lower than these revised expectations. As a result, management lowered its selected reserves on the earliest years which affected more recent years as total loss expectations for those years are based in part on prior years’ results. The impact of this revised estimate was a decrease to professional liability reserves of $50.5 million which affected Specialty Insurance Operations.

At December 31, 2007, management had estimated that future payments from PIP litigation from OB Holdings’ NYAIP business would be approximately $14.0 million. During 2008, the legal expenses related to this litigation were higher than expected as the 2002 accident year neared conclusion. As a result, management increased estimates of all accident years for NYAIP and other similar business in New York. The total increase in estimate was $10.8 million which affected Other Insurance Operations.

At December 31, 2007, based on actuarial techniques described above, management estimated that IBNR related to multiple peril liability was $137.0 million, or approximately 64% of case reserves of $212.8 million for 2002 and subsequent accident years. During 2008, case incurred loss and ALAE was $16.2 million, which was less than expected for this line of business. As a result of the lower than expected case incurred loss and ALAE during 2008, the actuarial methods based on case incurred losses produced lower estimated ultimate losses for these accident years. As a result, at December 31, 2008, the IBNR was determined to be $86.9 million, or approximately 64% of the remaining case reserves. The impact of this revised estimate was a decrease to multiple peril liability reserves of $33.8 million. This favorable development was split between Specialty Insurance Operations of $10.9 million and Other Insurance Operations of $22.9 million.

At December 31, 2007, based on actuarial techniques described above, management estimated that IBNR related to workers compensation was $41.1 million, or approximately 96% of case reserves of $43.0 million for 2005 and subsequent accident years. During 2008, case incurred loss and ALAE was $20.2 million, which was greater than expected for this line of business. As a result of the higher than expected case incurred loss and ALAE during 2008, the actuarial methods based on case incurred losses produced higher estimated ultimate losses for these accident years. As a result, at December 31, 2008, the IBNR was determined to be $34.8 million, or approximately 81% of the remaining case reserves. The impact of this revised estimate was an increase to workers compensation reserves of $13.9 million. This adverse development was split between Specialty Insurance Operations of $4.5 million and Other Insurance Operations of $9.4 million.

In addition to the development described for the lines of business above, management also recorded a $2.4 million net decrease in IBNR in other lines of business as a result of its review of loss reserves at December 31, 2008. The change in IBNR for each other line of business was not individually significant.

Fair value adjustment

In connection with purchase accounting for the OneBeacon Acquisition, OB Holdings was required to adjust to fair value OB Holdings’ loss and LAE reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on OB Holdings’ acquired balance sheet as of June 1, 2001. This net reduction to loss and LAE reserves of $300.0 million is being accreted through an income statement charge ratably with and over the period the claims are settled. Accordingly, OB Holdings recognized $5.4 million and $12.0 million of such charges, recorded as accretion of fair value adjustment to loss and LAE reserves in the years ended December 31, 2009 and 2008, respectively. As of both December 31, 2010 and 2009, the outstanding pre-tax unaccreted adjustment was $0.

The fair values of OB Holdings’ loss and LAE reserves and related reinsurance recoverables acquired on June 1, 2001 were based on the present value of their expected cash flows with consideration for the uncertainty inherent in both the timing of, and the ultimate amount of, future payments for losses and receipts of amounts recoverable from reinsurers. In estimating fair value, management adjusted the nominal loss reserves of OB Holdings (net of the effects of reinsurance obtained from the NICO Cover, as defined below, and the GRC Cover, as defined in Note 4) and discounted them to their present value using an applicable risk-free discount rate. The series of future cash flows related to such loss payments and reinsurance recoveries were developed using OB Holdings’ historical loss data. The resulting discount was reduced by the “price” for bearing the uncertainty inherent in OB Holdings’ net loss reserves in order to estimate fair value. This was approximately 11% of the present value of the expected underlying cash flows of the loss reserves and reinsurance recoverables of OB Holdings, which is believed to be reflective of the cost OB Holdings would incur if it had attempted to reinsure the full amount of its net loss and LAE reserves with a third-party reinsurer.

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

In connection with the OneBeacon Acquisition, Aviva caused OneBeacon to purchase a reinsurance contract with National Indemnity Company (“NICO”) under which OB Holdings is entitled to recover from NICO up to $2.5 billion in the future for asbestos claims arising from business written by OB Holdings in 1992 and prior, environmental claims arising from business written by OB Holdings in 1987 and prior, and certain other exposures (the “NICO Cover”). Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OB Holdings’ third-party reinsurers in existence at the time the NICO Cover was executed (“Third-Party Recoverables”). As a result, the Third-Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OB Holdings. Any amounts uncollectible from third-party reinsurers due to dispute or the reinsurers’ financial inability to pay are covered by NICO under its agreement with OB Holdings. Third-Party Recoverables are typically for the amount of loss in excess of a stated level each year. Of claim payments in the past 11 years, approximately 44% of A&E losses have been recovered under the historical third-party reinsurance.

In September 2008, OB Holdings completed a study of its A&E exposures. This study considered, among other items, (i) facts, such as policy limits, deductibles and available third-party reinsurance, related to reported claims; (ii) current law; (iii) past and projected claim activity and past settlement values for similar claims; (iv) industry studies and events, such as recent settlements and asbestos-related bankruptcies; and (v) collectibility of third-party reinsurance. Based on the study, OB Holdings increased its best estimate of its incurred losses ceded to NICO, net of underlying reinsurance, by $83.4 million to $2.2 billion, which is within the $2.5 billion coverage provided by the NICO Cover. The increase in the estimate of incurred A&E losses was principally driven by raised projections for claims related to asbestos. Due to the NICO Cover, there was no impact to income or equity from the change in estimate.

As noted above, OB Holdings estimates that on an incurred basis it has used approximately $2.2 billion of the coverage provided by NICO at December 31, 2010. Since entering into the NICO Cover, approximately 5% of the $2.2 billion of utilized coverage relates to uncollectible Third-Party Recoverables and settlements on Third-Party Recoverables through December 31, 2010. Net losses paid totaled approximately $1.4 billion as of December 31, 2010, with

$182.1 million paid in 2010. Asbestos payments during 2010 reflect payments resulting from intensified efforts by claimants to resolve asbestos claims prior to enactment of potential federal asbestos legislation. To the extent that actual experience differs from OB Holdings’ estimate of ultimate A&E losses and Third-Party Recoverables, future losses could exceed the $320.2 million of protection remaining under the NICO Cover at December 31, 2010.

OB Holdings’ reserves for A&E losses at December 31, 2010 represent management’s best estimate of its ultimate liability based on information currently available. However, significant uncertainties, including but not limited to case law developments, medical and clean up cost increases and industry settlement practices, limit OB Holdings’ ability to accurately estimate ultimate liability and OB Holdings may be subject to A&E losses beyond currently estimated amounts. In addition, OB Holdings remains liable for risks reinsured in the event that a reinsurer does not honor its obligations under reinsurance contracts. OB Holdings cannot reasonably estimate at the present time loss reserve additions arising from any such future adverse loss reserve developments and cannot be sure that allocated loss reserves, plus the remaining capacity under the NICO Cover and other reinsurance contracts, will be sufficient to cover additional liability arising from any such adverse loss reserve developments.

The following tables summarize reported A&E loss and LAE reserve activities (gross and net of reinsurance) for OB Holdings for the years ended December 31, 2010, 2009 and 2008, respectively.

	Year ended December 31,
	2010			2009			2008
	Gross	Pre- NICO Net(1)	Net	Gross	Pre- NICO Net(1)	Net	Gross	Pre- NICO Net(1)	Net
	($ in millions)
Asbestos:
Beginning balance	$985.6	$688.8	$6.5	$1,098.4	$741.5	$6.5	$1,155.9	$699.7	$7.2
Incurred loss and LAE	—	—	—	1.0	—	—	37.8	114.5	—
Paid loss and LAE	(81.6)	(41.5)	(0.1)	(113.8)	(52.7)	—	(95.3)	(72.7)	(0.7)
Ending balance	$904.0	$647.3	$6.4	$985.6	$688.8	$6.5	$1,098.4	$741.5	$6.5
Environmental:
Beginning balance	$350.7	$218.6	$7.6	$470.3	$261.2	$5.5	$577.1	$342.5	$6.0
Incurred loss and LAE	6.2	6.0	6.0	4.9	5.0	5.0	(74.3)	(56.2)	2.6
Paid loss and LAE	(237.9)	(130.8)	(4.4)	(124.5)	(47.6)	(2.9)	(32.5)	(25.1)	(3.1)
Ending balance	$119.0	$93.8	$9.2	$350.7	$218.6	$7.6	$470.3	$261.2	$5.5
Total asbestos and environmental:
Beginning balance	$1,336.3	$907.4	$14.1	$1,568.7	$1,002.7	$12.0	$1,733.0	$1,042.2	$13.2
Incurred loss and LAE	6.2	6.0	6.0	5.9	5.0	5.0	(36.5)	58.3	2.6
Paid loss and LAE	(319.5)	(172.3)	(4.5)	(238.3)	(100.3)	(2.9)	(127.8)	(97.8)	(3.8)
Ending balance	$1,023.0	$741.1	$15.6	$1,336.3	$907.4	$14.1	$1,568.7	$1,002.7	$12.0

(1)                                  Represents A&E reserve activity, net of third-party reinsurance, but prior to the NICO Cover.

NOTE 4. Reinsurance

In the normal course of business, OB Holdings’ insurance subsidiaries seek to limit losses that may arise from catastrophes or other events by reinsuring with third-party reinsurers. OB Holdings remains liable for risks reinsured even if the reinsurer does not honor its obligations under reinsurance contracts. The effects of reinsurance on OB Holdings’ insurance subsidiaries’ written and earned premiums and on loss and LAE were as follows:

	Year ended December 31,
	2010	2009	2008
	($ in millions)
Written premiums:
Direct(1)(2)(3)(4)	$1,578.8	$2,061.3	$2,154.0
Assumed(2)	57.7	58.6	60.0
Ceded(1)(2)(3)(4)	(400.2)	(213.2)	(250.9)
Net written premiums	$1,236.3	$1,906.7	$1,963.1
Earned premiums:
Direct	$1,732.5	$2,122.4	$2,078.0
Assumed	64.2	66.8	53.6
Ceded	(309.0)	(229.7)	(252.6)
Net earned premiums	$1,487.7	$1,959.5	$1,879.0
Loss and LAE:
Direct	$949.1	$1,137.3	$1,262.1
Assumed	138.4	40.8	34.2
Ceded	(157.3)	(56.2)	(170.1)
Net loss and LAE	$930.2	$1,121.9	$1,126.2

(1)                                 Includes non-specialty commercial lines policies written on a direct basis and then ceded 100% to The Hanover, beginning with January 1, 2010 effective dates, as part of the Commercial Lines Transaction, as described below.

(2)                                 Includes traditional personal lines policies not directly written by York and MHIC, which were ceded to Tower as part of the Personal Lines Transaction which closed on July 1, 2010, as described below. Also includes policies assumed for non-traditional personal lines business written directly by York as part of the Personal Lines Transaction.

(3)                                 Includes policies written under a quota share agreement with a group of reinsurers to cede 30% of written premiums from OB Holdings’ Northeast homeowners business in 2009 and 2010, as described below.

(4)                                 Includes policies written for Agri, a division of OB Holdings that provided commercial farm and ranch and commercial agricultural insurance products, on a direct basis which were then ceded 100% to QBE Insurance Group, Ltd. as a result of the sale of the renewal rights of the Agri business on September 29, 2006.

During the year ended December 31, 2010, OB Holdings ceded written premiums of $262.2 million, earned premiums of $165.0 million and loss and LAE of $86.5 million pursuant to the Commercial Lines Transaction.

During the year ended December 31, 2010, OB Holdings ceded written premiums of $9.2 million, earned premiums of $3.7 million and loss and LAE of $2.1 million pursuant to the Personal Lines Transaction. OB Holdings also assumed written premiums of $0.5 million, earned premiums of $0.3 million and loss and LAE of $2.4 million during the year ended December 31, 2010 pursuant to the Personal Lines Transaction.

In the normal course of its business, OB Holdings purchases reinsurance from high-quality, highly rated third-party reinsurers in order to minimize loss from large risks or catastrophic events.

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

OB Holdings seeks to further reduce its potential loss from catastrophe exposures through the purchase of catastrophe reinsurance. Effective July 1, 2010, OB Holdings renewed its property catastrophe reinsurance program through June 30, 2011. The program provides coverage for OB Holdings’ property business as well as certain acts of terrorism. Under the program, the first $80.0 million of losses resulting from any single catastrophe are retained and the next $195.0 million of losses resulting from the catastrophe are reinsured, although OB Holdings retains a co-participation (20% of losses in excess of $80.0 million up to $100.0 million and 8% of losses in excess of $100.0 million up to $140.0 million). Any loss above $275.0 million would be retained in full. In the event of a catastrophe, OB Holdings’ property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.

OB Holdings had entered into a 30% quota share agreement with a group of reinsurers that ran from January 1, 2009 through December 31, 2009, and had renewed the agreement effective January 1, 2010. Through June 30, 2010, OB Holdings ceded $25.6 million of written premiums from its Northeast homeowners business written through OBIC and its subsidiary companies, along with Adirondack Insurance and NJSIA in New York and New Jersey, respectively. Effective July 1, 2010, the closing date of the Personal Lines Transaction, the agreement was amended to remove OB Holdings as a signatory. During the year ended December 31, 2009, OB Holdings ceded $59.9 million of written premiums under this quota share agreement.

OB Holdings’ property catastrophe reinsurance program does not cover property losses resulting from nuclear events or biological, chemical or radiological terrorist attacks or losses resulting from acts of terrorism as defined under the Terrorism Act, as amended, committed by an individual or individuals acting on behalf of any foreign person or foreign interest.

Since the terrorist attacks of September 11, 2001, OB Holdings has sought to mitigate the risk associated with any future terrorist attacks by limiting the aggregate insured value of policies in geographic areas with exposure to losses from terrorist attacks. This is accomplished by either limiting the total insured values exposed, or, where applicable, through the use of terrorism exclusions.

In December 2007, the United States government extended the Terrorism Risk Insurance Act (the “Terrorism Act”) for seven more years until December 31, 2014. The Terrorism Act, originally enacted in 2002, established a federal “backstop” for commercial property and casualty losses, including workers compensation, resulting from acts of terrorism by or on behalf of any foreign person or foreign interest. As extended, the law now also covers domestic acts of terrorism. The law limits the industry’s aggregate liability by requiring the federal government to share 85% of certified losses once a company meets a specific retention or deductible as determined by its prior year’s direct written premiums and limits the aggregate liability to be paid by the government and industry without further action by Congress at $100 billion. In exchange for this “back-stop,” primary insurers are required to make coverage available to commercial insureds for losses from acts of terrorism as specified in the Terrorism Act. The following types of coverage are excluded from the program: commercial automobile, burglary and theft, surety, farmowners multi-peril and all professional liability coverage except directors and officers coverage.

OB Holdings estimates its individual retention level for commercial policies subject to the Terrorism Act to be approximately $135 million in 2011. OB Holdings’ retention is based on the previous year’s (2010) direct earned premium for subject lines of business and has dropped approximately 25% over 2010 due to the Commercial Lines Transaction. The federal government will pay 85% of covered terrorism losses that exceed OB Holdings’ or the industry’s retention levels in 2011, up to a total of $100 billion.

OB Holdings also purchases property-per-risk reinsurance coverage to reduce large loss volatility. The property-per-risk reinsurance program reinsures losses in excess of $10 million up to $100 million. Individual risk facultative reinsurance may be purchased above $100 million where OB Holdings deems it appropriate. The property-per-risk treaty also provides one limit of reinsurance protection for losses in excess of $10 million up to $100 million on an individual risk basis for terrorism losses. However, nuclear, biological, chemical and radiological terrorist attacks are not covered.

OB Holdings also maintains a casualty reinsurance program that provides protection for individual policies involving workers compensation, general liability, automobile liability, professional liability or umbrella liability in excess of $5 million up to $21 million ($20 million for healthcare professional liability). Liability clash losses involving more than one insured are covered by a dedicated treaty up to $40 million in excess of a $10 million retention.

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

Pursuant to the GRC Cover, OB Holdings is not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. OB Holdings intends to seek reimbursement from GRC only for claims which result in payment patterns similar to those supporting its recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by OB Holdings on its own investments. This cost, if any, is expected to be nominal. During the year ended December 31, 2010, OB Holdings collected $61.3 million under the GRC Cover.

At December 31, 2010, OB Holdings had $44.5 million of reinsurance recoverables on paid losses and $2,069.7 million (gross of $176.5 million in purchase accounting adjustments, as described in Note 3) that will become recoverable if claims are paid in accordance with current reserve estimates. Reinsurance contracts do not relieve OB Holdings of its obligations. Therefore, collectibility of balances due from reinsurers is critical to OB Holdings’ financial strength. The following table provides a listing of OB Holdings’ top reinsurers for its insurance operations, excluding industry pools and associations and affiliates of OB Holdings, based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurer’s A.M. Best Company, Inc. (“A.M. Best”) ratings.

($ in millions)	Balance at December 31, 2010	% of total	A.M. Best Rating (1)
National Indemnity Company and General Reinsurance Corporation (2)	$1,594.4	75%	A	++
Hanover Insurance Company	82.7	4%	A
Tokio Marine and Nichido Fire (3)	66.7	3%	A	++
Tower Insurance Company	66.4	3%	A	-
Munich Reinsurance America	32.2	2%	A	+

(1)

A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen financial strength ratings), “A+” (Superior, which is the second highest of fifteen financial strength ratings), “A” (Excellent, which is the third highest of fifteen financial strength ratings) and “A-” (Excellent, which is the fourth highest of fifteen financial strength ratings).

(2)	Includes $320.2 million of Third-Party Recoverables, which NICO would pay under the terms of the NICO Cover if they are unable to collect from third-party reinsurers.

(3)

Includes $40.4 million of reinsurance recoverables from various reinsurers that are guaranteed by Tokio Marine and Nichido Fire under the terms of a 100% quota share reinsurance agreement between Houston General Insurance Company and Tokio Marine and Nichido Fire.

NOTE 5.  Investment Securities

OB Holdings’ net investment income is comprised primarily of interest income associated with OB Holdings’ fixed maturity investments, dividend income from its equity investments and interest income from its short-term investments. Net investment income for the years ended December 31, 2010, 2009 and 2008 consisted of the following:

	Year ended December 31,
	2010	2009	2008
	($ in millions)
Investment income:
Fixed maturity investments	$94.3	$124.2	$143.2
Short-term investments	0.6	2.1	8.6
Common equity securities	4.2	1.9	15.3
Convertible bonds	5.2	6.7	6.3
Other investments	0.8	1.2	2.7
Total investment income	105.1	136.1	176.1
Less investment expenses	(8.8)	(10.8)	(14.0)
Net investment income, pre-tax	$96.3	$125.3	$162.1

The composition of net realized investment (losses) gains, a component of net realized and unrealized investment gains (losses), consisted of the following:

	Year ended December 31,
	2010	2009	2008
	($ in millions)
Fixed maturity investments	$57.8	$(6.8)	$(41.0)
Short-term investments	—	0.2	—
Common equity securities	4.2	(31.5)	(246.5)
Convertible bonds	16.2	12.3	(12.4)
Other investments	5.3	5.3	(18.7)
Net realized investment (losses) gains, pre-tax	83.5	(20.5)	(318.6)
Income taxes	(29.2)	7.2	111.5
Net realized investment (losses) gains, after tax	$54.3	$(13.3)	$(207.1)

OB Holdings recognized gross realized investment gains of $102.6 million, $85.4 million and $104.3 million and gross realized investment losses of $19.1 million, $105.9 million and $422.9 million on sales and other-than-temporary impairment charges on investment securities during the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010 and 2009, OB Holdings reported $14.1 million and $7.6 million, respectively, in accounts payable on unsettled investment purchases and $5.4 million and $24.2 million, respectively, in accounts receivable on unsettled investment sales.

The net changes in fair value for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Year ended December 31, 2010
	Changes in net unrealized gains and losses (1)	Changes in net foreign currency translation gains and losses (1)	Total net changes in fair value reflected in revenues (1)
	($ in millions)
Fixed maturity investments	$(40.3)	$(1.5)	$(41.8)
Short-term investments	—	(0.9)	(0.9)
Common equity securities	36.6	0.1	36.7
Convertible bonds	(4.7)	—	(4.7)
Other investments	4.0	—	4.0
Total	$(4.4)	$(2.3)	$(6.7)

	Year ended December 31, 2009
	Changes in net unrealized gains and losses (1)	Changes in net foreign currency translation gains and losses (1)	Total net changes in fair value reflected in revenues (1)
	($ in millions)
Fixed maturity investments	$185.7	$20.0	$205.7
Short-term investments	(0.2)	1.5	1.3
Common equity securities	19.1	0.1	19.2
Convertible bonds	30.3	—	30.3
Other investments (2)	12.6	—	12.6
Total	$247.5	$21.6	$269.1

	Year ended December 31, 2008
	Changes in net unrealized gains and losses (1)	Changes in net foreign currency translation gains and losses (1)	Total net changes in fair value reflected in revenues (1)
	($ in millions)
Fixed maturity investments	$(139.4)	$(35.3)	$(174.7)
Short-term investments	0.2	0.3	0.5
Common equity securities	(154.3)	(2.6)	(156.9)
Convertible bonds	(22.5)	—	(22.5)
Other investments(3)	(93.8)	—	(93.8)
Total	$(409.8)	$(37.6)	$(447.4)

(1)

Includes changes in net deferred gains and losses on sales of investments between OB Holdings and entities under White Mountains’ common control of $(4.1) million, $0.4 million and $(11.0) million, pre-tax, for the years ended December 31, 2010, 2009 and 2008, respectively. Changes in net deferred gains and losses for the year ended December 31, 2010 includes $(0.2) million related to net deferred foreign currency gains and losses.

(2)	Includes net unrealized gains related to OB Holdings’ securities lending program of $7.0 million, pre-tax, for the year ended December 31, 2009.

(3)	Includes net unrealized losses related to OB Holdings’ securities lending program of $7.0 million, pre-tax, for the year ended December 31, 2008.

The components of OB Holdings’ ending net unrealized investment gains and losses, excluding the impact of net unrealized foreign currency translation gains and losses, on its investment portfolio as of December 31, 2010 and 2009 were as follows:

	Year ended December 31,
	2010	2009
	($ in millions)
Investment securities:
Gross unrealized investment gains	$161.0	$167.2
Gross unrealized investment losses	(17.8)	(23.5)
Net unrealized gains (losses) from investment securities	143.2	143.7
Income taxes	(50.1)	(50.3)
Total net unrealized investment gains (losses), after tax	$93.1	$93.4

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and carrying values of OB Holdings’ fixed maturity investments as of December 31, 2010 and 2009 were as follows:

	December 31, 2010
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
U.S. Government and agency obligations	$241.7	$9.0	$—	$—	$250.7
Debt securities issued by industrial corporations	825.6	44.7	(5.4)	—	864.9
Municipal obligations	2.1	—	—	—	2.1
Asset-backed securities	1,027.6	9.1	(7.7)	—	1,029.0
Foreign government obligations	9.7	0.6	—	—	10.3
Preferred stocks	77.5	5.9	—	—	83.4
Total fixed maturity investments	$2,184.2	$69.3	$(13.1)	$—	$2,240.4

	December 31, 2009
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
U.S. Government and agency obligations	$519.4	$12.4	$(0.2)	$—	$531.6
Debt securities issued by industrial corporations	1,278.6	73.5	(6.4)	1.3	1,347.0
Municipal obligations	2.5	0.1	—	—	2.6
Asset-backed securities	1,003.7	18.4	(7.2)	—	1,014.9
Foreign government obligations	25.6	1.1	—	—	26.7
Preferred stocks	70.8	0.7	—	—	71.5
Total fixed maturity investments	$2,900.6	$106.2	$(13.8)	$1.3	$2,994.3

The cost or amortized cost and carrying value of OB Holdings’ fixed maturity investments and convertible bonds at December 31, 2010 is presented below by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2010
	Cost or amortized cost	Carrying value
	($ in millions)
Due in one year or less	$89.9	$91.4
Due after one year through five years	756.7	802.2
Due after five years through ten years	274.3	283.5
Due after ten years	40.4	44.7
Asset-backed securities	1,027.6	1,029.0
Preferred stocks	77.5	83.4
Total	$2,266.4	$2,334.2

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and carrying values of OB Holdings’ common equity securities, convertible bonds and other investments as of December 31, 2010 and 2009 were as follows:

	December 31, 2010
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
Common equity securities	$237.2	$48.4	$(0.4)	$0.1	$285.3
Convertible bonds	82.2	11.6	—	—	93.8
Other investments	144.0	31.7	(4.3)	—	171.4

	December 31, 2009
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
Common equity securities	$176.3	$12.3	$(1.0)	$—	$187.6
Convertible bonds	153.7	16.6	(0.1)	—	170.2
Other investments	122.8	32.1	(8.6)	—	146.3

Sales and maturities of investments, excluding short-term investments and other investments, totaled $2,518.7 million,  $1,622.9 million and $2,522.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. There were no non-cash exchanges or involuntary sales of investment securities during the years ended December 31, 2010, 2009 or 2008.

OB Holdings’ consolidated insurance operations are required to maintain deposits with certain insurance regulatory agencies in order to maintain their insurance licenses. The fair value of such deposits totaled $222.4 million and $232.6 million as of December 31, 2010 and 2009, respectively.

As of December 31, 2010 and 2009, investments of $33.5 million and $15.8 million, respectively, were held in trusts required to be maintained in relation to various reinsurance agreements. The trust balance as of December 31, 2010 includes $29.0 million related to investments held in a trust established in conjunction with the Personal Lines Transaction.

Fair value measurements

As of December 31, 2010 and 2009, approximately 90% and 93%, respectively, of the investment portfolio recorded at fair value was priced based upon observable inputs.

Other investments, which are comprised of hedge funds and private equity funds for which the fair value option has been elected, are carried at fair value based upon OB Holdings’ proportionate interest in the underlying fund’s net asset value, which is deemed to approximate fair value. As of December 31, 2010 and 2009, other investments reported at fair value represented approximately 5% and 4%, respectively, of the investment portfolio recorded at fair value. The fair values of OB Holdings’ investment in hedge funds and private equity funds have been classified as Level 3 since the fund managers do not provide sufficient information to independently evaluate the pricing inputs and methods for each underlying investment, the inputs are considered to be unobservable. At December 31, 2010 and 2009, OB Holdings did not record a liquidity adjustment to the net asset value related to its investments in hedge funds or private equity funds.

Other investments accounted for at fair value as of December 31, 2010 and 2009 were comprised of $63.4 million and $74.2 million, respectively, in hedge funds, $72.7 million and $58.0 million, respectively, in private equity funds and $14.1 million for both periods of an investment in a community reinvestment vehicle. At December 31, 2010 and 2009, OB Holdings held investments in 10 and 15 hedge funds, respectively, and 15 and 16 private equity funds, respectively. The largest investment in a single fund was $24.6 million and $10.8 million, respectively, at December 31, 2010 and 2009.

As of December 31, 2010, other investments also included $21.2 million of an investment in a tax advantaged federal affordable housing development fund which is accounted for using the equity method.

The fair value measurements at December 31, 2010 and 2009 and their related inputs are as follows:

	Fair value at December 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$250.7	$250.7	$—	$—
Debt securities issued by corporations:		—
Consumer	282.6	—	282.6	—
Industrial	212.7	—	212.7	—
Financial	85.7	—	85.7	—
Communications	70.9	—	70.9	—
Energy	60.7	—	60.7	—
Basic materials	76.8	—	76.8	—
Utilities	61.0	—	61.0	—
Technology	14.5	—	14.5	—
Debt securities issued by corporations	864.9	—	864.9	—
Municipal obligations	2.1	—	2.1	—
Asset-backed securities	1,029.0	—	1,001.3	27.7
Foreign government obligations	10.3	9.6	0.7	—
Preferred stocks	83.4	—	12.0	71.4
Fixed maturity investments	2,240.4	260.3	1,881.0	99.1

Short-term investments	166.8	166.8	—	—

Common equity securities:
Financials	104.1	66.7	—	37.4
Basic Materials	57.0	57.0	—	—
Consumer	50.0	49.9	0.1	—
Energy	36.0	33.7	—	2.3
Utilities	22.4	22.4	—	—
Other	15.8	15.7	0.1	—
Common equity securities	285.3	245.4	0.2	39.7

Convertible bonds	93.8	—	93.8	—

Other investments(1)	150.2	—	—	150.2

Total	$2,936.5	$672.5	$1,975.0	$289.0

(1)	Excludes the carrying value of $21.2 million associated with a tax advantaged federal affordable housing development fund accounted for using the equity method.

	Fair value at December 31, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$531.6	$529.0	$2.6	$—
Debt securities issued by corporations:
Consumer	516.9	—	516.9	—
Industrial	287.5	—	287.5	—
Financial	121.5	—	121.3	0.2
Communications	185.5	—	185.5	—
Energy	75.4	—	75.4	—
Basic materials	67.4	—	67.4	—
Utilities	76.6	—	76.6	—
Technology	16.2	—	16.2	—
Debt securities issued by corporations	1,347.0	—	1,346.8	0.2
Municipal obligations	2.6	—	2.6	—
Asset-backed securities	1,014.9	—	999.2	15.7
Foreign government obligations	26.7	21.4	5.3	—
Preferred stocks	71.5	—	1.5	70.0
Fixed maturity investments	2,994.3	550.4	2,358.0	85.9

Short-term investments	489.3	489.3	—	—

Common equity securities:
Financials	82.3	50.1	—	32.2
Basic Materials	32.3	32.3	—	—
Consumer	19.2	19.2	—	—
Energy	29.4	27.8	—	1.6
Utilities	7.2	7.2	—	—
Other	17.2	17.2	—	—
Common equity securities	187.6	153.8	—	33.8

Convertible bonds	170.2	—	170.2	—

Other investments	146.3	—	—	146.3

Total	$3,987.7	$1,193.5	$2,528.2	$266.0

At December 31, 2010 and 2009, OB Holdings held one private preferred stock that represented approximately 86% and 98%, respectively, of its preferred stock portfolio. OB Holdings used quoted market prices for similar securities that were adjusted to reflect management’s best estimate of fair value; this security is classified as a Level 3 measurement.

In addition to the investment portfolio described above, OB Holdings had $41.3 million and $27.2 million, respectively, of liabilities recorded at fair value and included in other liabilities as of December 31, 2010 and 2009. These liabilities relate to securities that have been sold short by a limited partnership that OB Holdings invests in and is required to consolidate in accordance with GAAP. All of the liabilities included in the $41.3 million and $27.2 million, respectively, have been deemed to have a Level 1 designation as of December 31, 2010 and 2009.

The following table summarizes the ratings of OB Holdings’ corporate debt securities as of December 31, 2010 and 2009:

	December 31,
	2010	2009
	($ in millions)
AA	$81.0	$101.0
A	350.5	398.3
BBB	424.2	794.0
BB	8.8	31.6
Other	0.4	22.1
Debt securities issued by corporations	$864.9	$1,347.0

Asset-backed Securities

OB Holdings purchases commercial and residential mortgage backed securities to maximize its fixed income portfolio’s risk adjusted returns in the context of a diversified portfolio. OB Holdings’ non-agency commercial mortgage-backed portfolio (“CMBS”) is generally short tenor and structurally senior, with more than 30 points of subordination on average for fixed rate CMBS and more than 65 points of subordination on average for floating rate CMBS as of December 31, 2010. In general, subordination represents the percentage of principal loss on the underlying collateral that would have to occur before the security incurs a loss. These collateral losses, instead, are first absorbed by other securities lower in the capital structure. OB Holdings believes this structural protection mitigates the risk of loss tied to refinancing challenges facing the commercial real estate market. As of December 31, 2010, on average approximately 8% of the underlying loans were reported as non-performing for all CMBS held by us. OB Holdings is not an originator of residential mortgage loans and did not hold any residential mortgage-backed securities (“RMBS”) categorized as sub-prime as of December 31, 2010. In addition, OB Holdings’ investments in hedge funds and private equity funds contain negligible amounts of sub-prime mortgage backed securities as of December 31, 2010. OB Holdings considers sub-prime mortgage backed securities to be those that are issued from dedicated sub-prime shelves or have underlying loan pools that exhibit weak credit characteristics or dedicated second-lien shelf registrations (i.e., OB Holdings considers investments backed primarily by second-liens to be a sub-prime risk regardless of credit scores or other metrics).

There are also mortgage backed securities that OB Holdings categorizes as “non-prime” (also called “Alt A” or “A-”) that are backed by collateral that has overall credit quality between prime and sub-prime, as determined based on OB Holdings’ review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of December 31, 2010, OB Holdings did not hold any mortgage backed securities that were classified as non-prime. OB Holdings’ non-agency residential mortgage-backed portfolio is generally of moderate average life, fixed rate and structurally senior. OB Holdings does not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.

The following table summarizes the carrying value of OB Holdings’ asset-backed securities as of December 31, 2010 and 2009:

	December 31,
	2010			2009
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
	($ in millions)
Mortgage-backed securities:
Agency:
GNMA	$657.6	$636.3	$21.3	$483.0	$483.0	$—
FNMA	134.3	134.3	—	149.1	149.1	—
FHLMC	19.0	19.0	—	76.3	76.3	—
Total agency(1)	810.9	789.6	21.3	708.4	708.4	—

Non-agency:
Residential	6.4	—	6.4	30.7	30.7	—
Commercial	36.3	36.3	—	136.1	120.4	15.7
Total Non-agency	42.7	36.3	6.4	166.8	151.1	15.7

Total mortgage-backed securities	853.6	825.9	27.7	875.2	859.5	15.7

Other asset-backed securities:
Credit card receivables	67.8	67.8	—	27.7	27.7	—
Vehicle receivables	107.6	107.6	—	111.1	111.1	—
Other	—	—	—	0.9	0.9	—
Total other asset-backed securities	175.4	175.4	—	139.7	139.7	—
Total asset-backed securities	$1,029.0	$1,001.3	$27.7	$1,014.9	$999.2	$15.7

(1)                                  Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage Securities

The security issuance years of OB Holdings’ investments in non-agency RMBS and non-agency CMBS securities as of December 31, 2010 are as follows:

		Security Issuance Year
	Fair Value	2001	2003	2005	2006	2007	2010
	($ in millions)
Non-agency RMBS	$6.4	$—	$—	$—	$—	$—	$6.4
Non-agency CMBS	36.3	—	1.6	14.5	—	20.2	—
Total	$42.7	$—	$1.6	$14.5	$—	$20.2	$6.4

Non-agency Residential Mortgage Securities

The classification of the underlying collateral quality and the tranche levels of OB Holdings’ non-agency RMBS securities are as follows as of December 31, 2010:

	Fair Value	Super Senior (1)	Senior (2)	Subordinate (3)
	($ in millions)
Prime	$6.4	$—	$6.4	$—
Sub-prime	—	—	—	—
Total	$6.4	$—	$6.4	$—

(1)                          At issuance, Super Senior were rated AAA by Standard & Poor’s Rating Service (“Standard & Poor’s”) or Aaa by Moody’s Investors Service, Inc. and were senior to other AAA or Aaa bonds.

(2)                          At issuance, Senior were rated AAA by Standard & Poor’s and were senior to non-AAA bonds.

(3)                          At issuance, Subordinate were not rated AAA by Standard & Poor’s and were junior to other bonds.

Non-agency Commercial Mortgage Securities

The amount of fixed and floating rate securities and their tranche levels are as follows as of December 31, 2010:

	Fair Value	Super Senior (1)	Senior(2)	Subordinate(3)
	($ in millions)
Fixed rate CMBS	$20.7	$19.1	$1.6	$—
Floating rate CMBS	15.6	15.6	—	—
Total	$36.3	$34.7	$1.6	$—

(1)                                  At issuance, Super Senior were rated AAA by Standard & Poor’s and were senior to other AAA bonds.

(2)                                  At issuance, Senior were rated AAA by Standard & Poor’s and were senior to non-AAA bonds.

(3)           At issuance, Subordinate were not rated AAA by Standard & Poor’s and were senior to other bonds.

The changes in Level 1 fair value measurements for the year ended December 31, 2010 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments	Total(1)
	($ in millions)
Balance at January 1, 2010	$550.4	$153.8	$—	$—	$704.2
Amortization/accretion	0.8	—	—	—	0.8
Total net realized and unrealized gains (losses)	0.5	37.6	—	—	38.1
Purchases	215.7	122.5	—	—	338.2
Sales	(502.4)	(68.5)	—	—	(570.9)
Transfers in	—	—	—	—	—
Transfers out	(4.7)	—	—	—	(4.7)
Balance at December 31, 2010	$260.3	$245.4	$—	$—	$505.7

(1)                                  Excludes short-term investments which are deemed to have a Level 1 designation. The net maturities, purchases and sales of short-term investments, including the transfer of $523.4 million in short-term investments as part of the Personal Lines Transaction, resulted in a decrease of $322.5 million during the year ended December 31, 2010.

“Transfers out” of Level 1 include the securities that were reclassified to assets held for sale as part of the Personal Lines Transaction in the June 30, 2010 consolidated balance sheet.

The changes in Level 2 fair value measurements for the year ended December 31, 2010 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments	Total
	($ in millions)
Balance at January 1, 2010	$2,358.0	$—	$170.2	$—	$2,528.2
Amortization/accretion	(10.0)	—	1.6	—	(8.4)
Total net realized and unrealized gains (losses)	12.4	(0.4)	11.6	—	23.6
Purchases	1,502.1	0.8	38.4	—	1,541.3
Sales	(2,013.3)	(0.2)	(128.0)	—	(2,141.5)
Transfers in	31.8	—	—	—	31.8
Transfers out	—	—	—	—	—
Balance at December 31, 2010	$1,881.0	$0.2	$93.8	$—	$1,975.0

The changes in Level 3 fair value measurements for the year ended December 31, 2010 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments(1)	Total
	($ in millions)
Balance at January 1, 2010	$85.9	$33.8	$—	$146.3	$266.0
Amortization/accretion	(1.4)	—	—	—	(1.4)
Total net realized and unrealized gains (losses)	3.3	6.1	—	9.3	18.7
Purchases	44.8	0.2	—	28.1	73.1
Sales	(1.7)	(0.4)	—	(33.5)	(35.6)
Transfers in	—	—	—	—	—
Transfers out	(31.8)	—	—	—	(31.8)
Balance at December 31, 2010	$99.1	$39.7	$—	$150.2	$289.0

(1)                                  Excludes the carrying value of $21.2 million associated with a tax advantaged federal affordable housing development fund accounted for using the equity method.

“Transfers out” of Level 3 and included in “transfers in” of Level 2 fixed maturity investments of $31.8 million for the year ended December 31, 2010 were comprised of securities which had been previously classified as a Level 3 measurement and were recategorized as a Level 2 measurement when quoted market prices for similar securities that were considered reliable and could be validated against an alternative source became available.

The following table summarizes the change in net unrealized gains and losses for assets designated as Level 3 for the year ended December 31, 2010 and 2009:

	Year ended December 31,
	2010	2009	2008
	($ in millions)
Fixed maturity investments	$1.3	$20.8	$(26.3)
Short-term investments	—	—	—
Common equity securities	6.3	4.8	(3.9)
Convertible bonds	—	—	—
Other investments	4.0	5.5	(93.7)
Total	$11.6	$31.1	$(123.9)

Other Investments

OB Holdings holds investments in hedge funds and private equity funds which are included in other investments. The fair value of these investments has been estimated using the net asset value of the funds. The following tables summarize investments in hedge funds and private equity funds at December 31, 2010 and 2009:

	December 31, 2010
	Fair Value	Unfunded Commitments
	($ in millions)
Hedge funds
Long/short credit and distressed	$15.1	—
Long bank loan	2.0	—
Long/short equity	39.8	—
Long/short equity activist	6.5	—
Total hedge funds	$63.4	—

Private equity funds
Insurance	$3.5	$0.1
Distressed residential real estate	24.6	—
Energy infrastructure and services	13.6	5.2
Healthcare	0.8	4.0
Multi-sector	19.1	6.3
Private equity secondaries	6.9	2.9
Real estate	4.2	0.7
Total private equity funds	$72.7	$19.2
Total hedge funds and private equity funds(1)	$136.1	$19.2

(1)                                 Other investments also includes $14.1 million of an investment in a community reinvestment vehicle and $21.2 million of an investment in a tax advantaged federal affordable housing development fund.

	December 31, 2009
	Fair Value	Unfunded Commitments
	($ in millions)
Hedge funds
Long/short credit and distressed	$21.7	—
Long bank loan	3.4	—
Long/short equity	47.8	—
Long/short equity activist	1.3	—
Total hedge funds	$74.2	—

Private equity funds
Insurance	$5.8	$0.1
Banking	4.2	0.1
Distressed residential real estate	4.6	20.5
Energy infrastructure and services	17.2	8.8
Healthcare	—	4.8
Multi-sector	16.7	7.7
Private equity secondaries	4.6	3.4
Real estate	4.9	1.1
Total private equity funds	$58.0	$46.5
Total hedge funds and private equity funds(1)	$132.2	$46.5

(1)                                 Other investments also includes $14.1 million of an investment in a community reinvestment vehicle.

Redemptions of investments in certain funds are subject to restrictions including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period.  The following summarizes the December 31, 2010 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Hedge Funds—Active Funds
	30 - 59 days notice	60 - 89 days notice	90 - 119 days notice	120+ days notice	Total
	($ in millions)
Redemption frequency
Monthly	$—	$—	$—	$5.9	$5.9
Quarterly	29.9	8.0	11.1	—	49.0
Annual	—	—	6.5	2.0	8.5
Total	$29.9	$8.0	$17.6	$7.9	$63.4

Certain of the hedge fund investments are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund’s underlying investments are liquidated. At December 31, 2010, $3.5 million of hedge funds were in liquidation. The actual amount of the final distribution is subject to market fluctuations. The date at which such distributions will be received is not determinable at December 31, 2010.

OB Holdings has also submitted redemption requests for certain of its investments in active hedge funds. At December 31, 2010, redemptions of $6.5 million were submitted. OB Holdings expects to receive these funds within the next 12 months. Redemptions are recorded as receivables when approved by the hedge funds and when no longer subject to market fluctuations.

Investments in private equity funds are generally subject to “lock-up” periods during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investment. In addition, certain private equity funds provide an option to extend the lock-up period at either the sole discretion of the fund manager or upon agreement between the fund and the investors. At December 31, 2010, investments in private equity funds were subject to lock-up periods as follows:

	1-3 years	3 — 5 years	5 — 10 years	>10 years	Total
	($ in millions)
Private Equity Funds — expected lock-up period remaining	$3.5	$24.6	$44.6	$—	$72.7

Securities Lending

During the year ended December 31, 2009, OB Holdings exited its securities lending program. As of December 31, 2010, all loaned securities under the OB Holdings program had been returned except for two illiquid instruments for which OB Holdings holds $1.7 million in collateral.

At December 31, 2008, the total market value of OB Holdings’ securities on loan was $107.7 million with corresponding collateral of $100.7 million, resulting in an unrealized loss of $7.0 million recorded in change in net unrealized investment gains and losses, a component of net realized and unrealized investment gains (losses). During the year ended December 31, 2009 prior to exiting the securities lending program, OB Holdings recorded $3.9 million of net realized and unrealized gains. Subsequent to exiting the program, OB Holdings recorded $0.8 million of net realized and unrealized gains on the securities returned to OB Holdings, resulting in a total of $2.3 million of net realized and unrealized losses in connection with OB Holdings’ exiting from the program. The securities lending program generated $18.1 million of additional investment income for OB Holdings since inception in 2001.

NOTE 6.  Debt

OB Holdings’ debt outstanding as of December 31, 2010 and 2009 consisted of the following:

	December 31,
	2010	2009
	($ in millions)
Senior unsecured notes, at face value	$419.9	$607.1
Unamortized original issue discount	(0.3)	(0.6)
Senior unsecured notes, carrying value	419.6	606.5
Atlantic Specialty Note	—	14.0
Total debt	$419.6	$620.5

A schedule of contractual repayments of OB Holdings’ debt as of December 31, 2010 follows:

December 31, 2010
($ in millions)
Due in one year or less	$—
Due in two to three years	419.9
Due in four to five years	—
Due after five years	—
Total	$419.9

Senior Notes

In May 2003, the Company issued $700.0 million face value of senior unsecured debt through a public offering, at an issue price of 99.7% (the “Senior Notes”) and received $693.4 million of proceeds. The Senior Notes bear an annual interest rate of 5.875%, payable semi-annually in arrears on May 15 and November 15, until maturity on May 15, 2013, and are fully and unconditionally guaranteed as to the payment of principal and interest by White Mountains. The Company incurred $7.3 million in expenses related to the issuance of the Senior Notes (including the $4.5 million underwriting discount), which have been deferred and are being recognized into interest expense over the life of the Senior Notes. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 6.0% per annum.

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

During 2010, the Company repurchased and retired $29.7 million of outstanding Senior Notes for $30.8 million, which resulted in a $1.2 million loss. During 2010, OBIC purchased $1.1 million of outstanding Senior Notes for $1.1 million. During 2009, the Company repurchased and retired $10.6 million of outstanding Senior Notes for $8.1 million, which resulted in a $2.5 million gain. During 2009, OBIC purchased $58.3 million of outstanding Senior Notes for $55.0 million, which resulted in a $2.9 million gain. During 2008, the Company repurchased and retired $24.0 million of the outstanding Senior Notes for $22.3 million, which resulted in a $1.6 million gain. At December 31, 2010, the Company was in compliance with all of the covenants under the Senior Notes.

White Mountains has provided and, pursuant to a separation agreement, continues to provide an irrevocable and unconditional guarantee as to the payment of principal and interest on the Senior Notes. See Note 16.

Mortgage Note on Real Estate Owned

In connection with its December 2005 purchase of land and an office building in Canton, Massachusetts, OB Holdings entered into a $40.8 million, 18-year mortgage note which had a variable interest rate based upon the lender’s 30-day LIBOR rate. Repayment of the mortgage note commenced in January 2009. During the three months ended March 31, 2009, OB Holdings repaid $0.2 million of principal in accordance with the terms of the mortgage note. On May 7, 2009, OB Holdings repaid $40.6 million, representing the outstanding principal on the mortgage note.

Concurrent with entering into the mortgage note, OB Holdings also entered into an interest rate swap to hedge its exposure to the variability in the interest rate on the mortgage note. Interest paid or received on the swap was reported in interest expense. In accordance with GAAP, OB Holdings accounted for the swap as a cash flow hedge and recorded the interest rate swap at fair value on the balance sheet in other assets or liabilities depending on the value as of the balance sheet date. Changes in the fair value of the interest rate swap were reported as a component of other comprehensive income or loss. Any gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness were recorded in revenues. At the time of repayment of the outstanding balance on the mortgage note, OB Holdings paid $7.4 million to settle the interest rate swap. The $7.4 million settlement amount was recorded as an expense in net other revenues on a pre-tax basis and in other comprehensive income and loss items as an increase of $4.8 million on an after tax basis ($7.4 million pre-tax). The after tax change in the fair value of the interest rate swap included in other comprehensive income and loss items was a gain (loss) of $2.0 million and $(5.7) million, respectively, for the years ended December 31, 2009 and 2008.

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

Interest

Total interest expense incurred by OB Holdings for its indebtedness was $29.6 million, $39.7 million and $44.9 million in 2010, 2009 and 2008, respectively. Total cash interest paid by OB Holdings for its indebtedness was $30.5 million, $38.9 million and $43.7 million in 2010, 2009 and 2008, respectively.

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

The total income tax (expense) benefit for the years ended December 31, 2010, 2009 and 2008 consisted of the following:

	Year ended December 31,
	2010	2009	2008
	($ in millions)
Current tax expense:
Federal	$(7.5)	$(79.4)	$(10.6)
State	(1.0)	(1.1)	(1.2)
Non-U.S.	(0.1)	(0.1)	(0.2)
Total current tax expense	(8.6)	(80.6)	(12.0)
Deferred tax (expense) benefit:
Federal	(29.6)	(74.7)	207.3
State	—	—	—
Non-U.S.	—	—	—
Total deferred tax (expense) benefit	(29.6)	(74.7)	207.3
Total income tax (expense) benefit	$(38.2)	$(155.3)	$195.3

A reconciliation of taxes calculated using the 35% U.S. statutory rate (the tax rate at which the majority of OB Holdings’ operations are taxed) to the income tax (expense) benefit on pre-tax earnings follows:

	Year ended December 31,
	2010	2009	2008
	($ in millions)
Tax (expense) benefit at the U.S. statutory rate	$(48.1)	$(162.7)	$209.3
Differences in taxes resulting from:
Non-deductible preferred stock dividends and accretion	—	—	(11.7)
Tax reserve adjustments	(1.6)	2.0	(1.0)
Tax exempt interest and dividends	1.8	1.6	3.6
Change in valuation allowance	5.9	5.0	(3.3)
Sale of subsidiaries	4.3	—	—
Other, net	(0.5)	(1.2)	(1.6)
Total income tax (expense) benefit on pre-tax earnings	$(38.2)	$(155.3)	$195.3

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes. An outline of the significant components of OB Holdings’ deferred tax assets and liabilities follows:

	December 31,
	2010	2009
	($ in millions)
Deferred income tax assets related to:
Discounting of loss and LAE reserves	$81.7	$96.9
U.S. net operating loss and tax credit carryforwards	75.3	70.6
Unearned premiums	35.3	66.8
Compensation and bonus accruals	22.0	28.4
Investment basis differences	15.1	23.9
Deferred compensation plans	10.8	15.3
Accrued rent	5.0	3.1
Fixed assets	4.3	5.4
Allowance for doubtful accounts	1.4	2.2
Other accrued compensation	1.3	1.6
Pension and benefit accruals	0.5	4.1
Involuntary pool and guaranty fund accruals	0.2	2.0
Other items	0.7	6.5
Total gross deferred income tax assets	253.6	326.8
Less valuation allowance	(6.2)	(12.1)
Total net deferred income tax assets	247.4	314.7
Deferred income tax liabilities related to:
Deferred acquisition costs	40.1	75.1
Net unrealized investment gains	50.1	50.3
Other items	5.7	4.7
Total deferred income tax liabilities	95.9	130.1
Net deferred tax asset	$151.5	$184.6

The total net deferred tax asset relates solely to the U.S. consolidated return group.

At December 31, 2010 and 2009, a valuation allowance of $6.2 million and $12.1 million, respectively, was established for the net deferred tax assets of the consolidated insurance reciprocals, which each file their own tax return.

OB Holdings believes that, based upon its prior earnings history, expected future earnings and capacity for carry-back of losses, it is more likely than not that the deferred tax asset balances (net of valuation allowance) carried at December 31, 2010 and 2009 will be realized.

Net operating loss and capital loss carryforwards as of December 31, 2010 and the expiration dates are as follows:

December 31, 2010
United States
($ in millions)
2011	$—
From years 2012 to 2016	6.0
From years 2017 to 2021	0.4
From years 2022 to 2030	209.0
No expiration date	—
Totals	$215.4

At December 31, 2010, there were net operating losses of $15.6 million related to Houston General Insurance Exchange, a reciprocal, which files its own tax return. Under the tax sharing agreement, the Company and its subsidiaries have net operating loss and capital loss carryforwards that begin to expire in 2015.

Under ASC 740, recognition of the benefit of a given tax position is based upon whether or not a company determines that it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. In evaluating the more-likely-than-not recognition threshold, OB Holdings must presume that the tax position will be subject to examination by a taxing authority with full knowledge of all relevant information. If the recognition threshold is met, then the tax position is measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Permanent differences(1)	Temporary differences(2)	Interest and penalties(3)	Total
	($ in millions)
January 1, 2008	$6.8	$6.1	$0.6	$13.5
Changes in prior year tax positions	—	2.3	1.0	3.3
December 31, 2008	$6.8	$8.4	$1.6	$16.8
Changes in prior year tax positions	5.8	43.9	2.4	52.1
Tax positions taken during the current year	—	12.7	—	12.7
Lapse in statute of limitations	(1.0)	—	(0.2)	(1.2)
Settlements with tax authorities	(3.3)	2.1	(0.6)	(1.8)
December 31, 2009	$8.3	$67.1	$3.2	$78.6
Changes in prior year tax positions	—	(8.6)	1.6	(7.0)
December 31, 2010	$8.3	$58.5	$4.8	$71.6

(1)                                  Represents the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate.

(2)                                  Represents the amount of unrecognized tax benefits that, if recognized would create a temporary difference between the reported amount of an item in OB Holdings’ Consolidated Balance Sheet and its tax basis.

(3)                                  Net of tax benefit.

If recognized, $13.1 million (tax on permanent differences plus interest and penalties) would be recorded as a reduction to income tax expense.  Also included in the balance at December 31, 2010 are $58.5 million of tax positions for which ultimate deductibility is highly certain but the timing of deductibility is uncertain. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. On November 18, 2009, the IRS released a coordinated issue paper outlining their position with respect to loss reserves. The vast majority of the increase during 2009 in additional liability for the current and prior years relates to deductions for loss reserves in which the timing of the deductions is uncertain.

OB Holdings classifies all interest and penalties on unrecognized tax benefits as part of income tax expense. During the years ended December 31, 2010, 2009 and 2008, OB Holdings recognized $1.6 million, $1.6 million and $1.0 million, respectively, in interest expense, net of federal benefit. The balance of accrued interest at December 31, 2010 and 2009 is $4.8 million and $3.2 million, respectively, net of any tax benefit.

With few exceptions, OB Holdings is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2005. On October 14, 2009, a settlement was reached with the IRS on the 2003 and 2004 federal tax examination, which resulted in an assessment of $24.9 million of additional tax, or a total assessment of $51.7 million including interest, withholding tax and utilization of tax credits. The portion of the assessment that related to OB Holdings was $5.9 million of tax. The total assessment relating to OB Holdings, including interest, was $6.4 million. OBIG and its subsidiaries’ overall liability for tax assessments for 2003 and 2004 was limited due to the Tax Make Whole Arrangements with White Mountains, which fixed the liability for these items at the amount recorded on OBIG’s consolidated books. OBIG and its subsidiaries recorded a tax benefit in the consolidated statement of operations of $15.5 million offset by a capital distribution of $8.4 million, reflected in common shareholders’ equity, which resulted in a net increase to book value of $7.1 million in the fourth quarter of 2009 from the settlement of the 2003 and 2004 tax examination.

In October 2008, the IRS commenced examination of OBFS’ U.S. income tax returns for 2005 and 2006. On January 5, 2011, OBFS received a revised Form 4549-A (Income Tax Discrepancy Adjustments) from the IRS relating to the examination of tax years 2005 and 2006. The estimated total assessment, including interest and utilization of alternative minimum and foreign tax credit carryovers, is $18.7 million. The total assessment relating to OB Holdings, including interest, is $19.4 million. OBFS disagrees with the adjustments proposed by the IRS and intends to defend its position. The timing of the resolution of these issues is uncertain, however, it is reasonably possible that the resolution could occur within the next twelve months. An estimate of the range of potential outcomes cannot be made at this time. When ultimately settled, OB Holdings does not expect the resolution of this examination to result in a material change to its financial position.

Net cash (refunds) payments for federal, state and non-U.S. income taxes, including tax sharing payments to related companies, totaled $(3.9) million, $(1.0) million and $101.8 million, respectively, for the years ended December 31, 2010, 2009 and 2008.

For the years ended December 31, 2010 and 2009, OB Holdings had net tax sharing amounts receivable of $5.5 million and $29.3 million, respectively.

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

As a result of the Commercial Lines Transaction and Personal Lines Transaction, the Qualified Plan experienced a partial plan settlement which required re-measurement of the remaining accumulated plan benefits during the third quarter of 2010 in accordance with ASC 715. As a result of the partial settlement and re-measurement, the Company recognized a loss of $0.2 million through pre-tax income and a pre-tax loss of $0.5 million through other comprehensive income.

The following tables set forth the obligations and funded status, assumptions, plan assets and cash flows associated with the Plans at December 31, 2010 and 2009:

	December 31,
	2010	2009
	($ in millions)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$117.1	$115.9
Service cost	0.8	0.5
Interest cost	6.0	6.5
Settlement gain	(2.2)	—
Special termination benefits expense	1.9	1.2
Assumption changes	6.6	2.0
Actuarial (gain) loss	(1.5)	1.8
Benefits and expenses paid with plan assets, net of participant contributions	(15.9)	(7.9)
Benefits paid directly by OneBeacon	(2.6)	(2.9)
Projected benefit obligation at end of year	$110.2	$117.1
Change in plan assets:
Fair value of plan assets at beginning of year	$130.2	$111.0
Actual return on plan assets	18.7	27.1
Employer contributions	—	—
Benefits and expenses paid, net of participant contributions	(15.9)	(7.9)
Fair value of plan assets at end of year	$133.0	$130.2
Funded status at end of year	$22.8	$13.1

The funded status of the consolidated pension plans at December 31, 2010 was $22.8 million, which represents an over-funding of $50.3 million related to the Qualified Plan and an under-funding of $27.5 million related to the Non-qualified Plan. The Non-qualified Plan, which is unfunded, does not hold any assets. OneBeacon has set aside $13.1 million in an irrevocable rabbi trust for the benefit of Non-qualified Plan participants. In accordance with GAAP, the assets held in the rabbi trust are not reflected in the funded status of the consolidated pension plans as presented.

Amounts recognized in the financial statements as of December 31, 2010 and 2009 consist of:

	December 31,
	2010	2009
	($ in millions)
Prepaid benefit cost recorded in other assets	$50.3	$40.2
Accrued benefit cost recorded in other liabilities	(27.5)	(27.1)
Net amount recognized in the financial statements	$22.8	$13.1

Information for the Non-qualified Plan, which had accumulated benefit obligations in excess of plan assets, was as follows:

	December 31,
	2010	2009
	($ in millions)
Projected benefit obligation	$27.5	$27.1
Accumulated benefit obligation	$27.5	$27.1
Fair value of plan assets	$—	$—

Information for the Qualified Plan, which had accumulated benefit obligations less than plan assets, was as follows:

	December 31,
	2010	2009
	($ in millions)
Projected benefit obligation	$82.7	$90.0
Accumulated benefit obligation	$82.7	$90.0
Fair value of plan net assets(1)	$133.0	$130.2

(1)                                 Includes receivables related to securities sold, interest and dividends as well as payables related to securities purchased.

The amounts recognized in accumulated other comprehensive income (loss) on a before tax basis for the years ended December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
	($ in millions)
Accumulated other comprehensive loss beginning balance	$(8.5)	$(27.1)
Increase (decrease) in accumulated other comprehensive (loss) income:
Amortization of net actuarial losses recognized during the year	0.6	1.6
Net actuarial gains occurring during the year	8.4	17.0
Accumulated other comprehensive income (loss) ending balance	$0.5	$(8.5)

The amount in accumulated other comprehensive loss, on a before tax basis, that has not yet been recognized as a component of net periodic benefit cost for the year ended December 31, 2010 is attributable to net losses. During 2011, OneBeacon expects $0.7 million will be amortized from accumulated other comprehensive income into net periodic benefit cost.

The components of net periodic benefit cost for the years ended December 31, 2010, 2009 and 2008 were as follows:

	December 31,
	2010	2009	2008
	($ in millions)
Service cost	$0.8	$0.5	$1.0
Interest cost	6.0	6.5	6.7
Expected return on plan assets	(7.3)	(6.3)	(8.2)
Amortization of prior service benefit	—	—	—
Amortization of unrecognized loss	0.6	1.6	0.3
Net periodic pension cost (income) before settlements, curtailments and special termination benefits	0.1	2.3	(0.2)
Settlement gain	(0.1)	—	—
Special termination benefits expense(1)	1.9	1.2	1.8
Total net periodic benefit cost	$1.9	$3.5	$1.6

(1)                                  Special termination benefits represent additional payments made from the Qualified Plan to certain vested participants when their employment was terminated due to a reduction in force.

Assumptions

The weighted average assumptions used to determine benefit obligations at December 31, 2010 and 2009 were:

	December 31,
	2010	2009
Discount rate	4.94%	5.44%

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2010 and 2009 were:

	December 31,
	2010	2009
Discount rate	5.16%	5.67%
Expected long-term rate of return on plan assets	5.75%	5.75%

OneBeacon’s discount rate assumptions used to account for the Plans reflect the rates at which the benefit obligations could be effectively settled. For 2010 and 2009, in addition to consideration of published yields for high quality long-term corporate bonds, U.S. Treasuries and insurance company annuity contract pricings, consideration was given to a cash flow matching analysis utilizing the Citigroup Pension Discount Curve and Liability Index.

OneBeacon performed an analysis of expected long-term rates of return based on the allocation of its Qualified Plan assets at December 31, 2009 and 2008 to develop expected rates of return for 2010 and 2009 for each significant asset class or economic indicator. A range of returns was developed based both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class.

Plan Assets

The majority of the Qualified Plan’s assets are managed by Prospector Partners, LLC (“Prospector”), a related party (see Note 16). The investment policy places an emphasis on preserving invested assets through a diversified portfolio of high-quality income producing investments and equity investments.

The investment management process integrates the risks and returns available in the investment arena with the risks and returns available to the Qualified Plan in establishing the proper allocation of invested assets. The asset classes may include fixed maturity, equity, convertible bonds, and cash and short-term investments. The factors examined in establishing the appropriate investment mix include the outlook for risk and return in the various investment markets and sectors, and the long-term need for capital growth. As of December 31, 2010, the Qualified Plan assets were comprised of 0.4% of fixed maturity investments, 56.1% of common equity securities, 42.0% of convertible bonds and 1.5% of cash and short-term investments.

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

The fair value of the Qualified Plan’s assets and their related inputs at December 31, 2010 and 2009 by asset category were as follows:

	Fair value at December 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	($ in millions)
Fixed maturity investments:
Preferred stocks	$0.5	$—	$0.5	$—
Fixed maturity investments	0.5	—	0.5	—

Short-term investments	2.0	2.0	—	—

Common equity securities:
Financials	11.1	11.1	—	—
Basic Materials	5.9	5.9	—	—
Consumer	13.4	13.4	—	—
Energy	10.0	10.0	—	—
Utilities	4.6	4.6	—	—
Other	29.5	29.5	—	—
Common equity securities	74.5	74.5	—	—

Convertible bonds	55.7	—	55.7	—

Total	$132.7	$76.5	$56.2	$—

	Fair value at December 31, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	($ in millions)
Fixed maturity investments:
Debt securities issued by corporations:
Financial	$0.1	$	$0.1	$—
Basic materials	1.1	—	1.1	—
Utilities	2.7	—	2.7	—
Other	0.6	—	0.6	—
Debt securities issued by corporations	4.5	—	4.5	—
Preferred stocks	0.4	—	0.4	—
Fixed maturity investments	4.9	—	4.9	—

Short-term investments	3.0	3.0	—	—

Common equity securities:
Financials	13.3	13.3	—	—
Basic Materials	7.4	7.4	—	—
Consumer	9.8	9.8	—	—
Energy	12.3	12.3	—	—
Utilities	5.5	5.5	—	—
Other	18.5	18.5	—	—
Common equity securities	66.8	66.8	—	—

Convertible bonds	39.8	—	39.8	—

Registered investment company	16.0	16.0	—	—

Total	$130.5	$85.8	$44.7	$—

The Qualified Plan’s asset allocations at December 31, 2010 and 2009 by asset category were as follows:

	Plan Assets at December 31,
Asset Category	2010	2009
Fixed maturity investments	0.4%	3.7%
Common equity securities	56.1	51.2
Convertible bonds	42.0	30.5
Cash and short-term investments	1.5	14.6
Total	100.0%	100.0%

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

Cash Flows

OneBeacon does not expect to make a contribution to its Qualified Plan in 2011. OneBeacon anticipates contributing $2.7 million to the Non-qualified Plan, for which OneBeacon has assets held in a rabbi trust.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Expected Benefit Payments
($ in millions)
2011	$5.0
2012	5.5
2013	5.7
2014	6.1
2015	6.3
2016 - 2020	35.3

Other Benefit Plans

OneBeacon sponsors an employee savings plan (defined contribution plan) covering the majority of employees. The contributory plan provides qualifying employees with matching contributions of 50% of the first 6% of salary (subject to federal limits on allowable contributions in a given year). Total expense for the plan was $3.8 million, $4.6 million and $4.7 million, respectively, in the years ended December 31, 2010, 2009 and 2008, respectively. The employee savings plan includes an employee stock ownership component. See Note 9.

OneBeacon had a post-employment benefit liability of $7.9 million and $7.8 million related to its long-term disability plan at December 31, 2010 and 2009, respectively.

NOTE 9.  Employee Share-Based Incentive Compensation Plans

OB Holdings’ share-based compensation plans consist of performance shares. OB Holdings’ share-based compensation plans are designed to maximize shareholder value over long periods of time by aligning the financial interests of its management with those of its owners. Performance shares are payable only upon achievement of pre-defined business goals and are valued based on the market value of OBIG’s common shares at the time awards are earned. See “Performance Shares” below. Performance shares are typically paid in cash, though, in some instances, they may be paid in common shares of OBIG or may be deferred in accordance with the terms of one of the deferred compensation plans of the Company’s subsidiaries. OB Holdings expenses the full cost of all its share-based compensation.

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

Performance Shares

Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. In general, grants are earned, subject to the attainment of pre-specified performance goals, at the end of a three-year period or as otherwise determined by the Compensation Committee of the Board (the “Compensation Committee”) and are valued based on the market value of an underlying OBIG common share at the time awards are paid (“OB Performance Shares”). Results that significantly exceed pre-specified targets can result in a performance share payout of up to 200% of granted shares whereas results significantly below target result in no payout.

For awards granted in February 2007, the Compensation Committee defined growth in intrinsic business value per share (“GIBVPS”) to be a weighted measure comprised of growth in OBIG’s adjusted book value per share, underwriting return on equity and growth in OBIG’s common price per share. The targeted performance goal for full payment of the outstanding performance shares granted during the year ended December 31, 2007 was the attainment of a GIBVPS of 13%. At a GIBVPS of 6% or less, no performance shares would be earned and at a GIBVPS of 20% or more, 200% of performance shares would be earned.

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

For awards granted in February 2010, the Compensation Committee granted performance shares with a goal of GBVPS. The targeted performance goal for full payment of the outstanding performance shares granted during the year ended December 31, 2010 is the attainment of a GBVPS of 12%. At a GBVPS of 5% or less, no performance shares would be earned and at a GBVPS of 19% or more, 200% of performance shares would be earned.

The following summarizes performance share activity for OB Performance Shares for the years ended December 31, 2010, 2009 and 2008:

	Year ended December 31,
	2010		2009		2008
	Target OB Performance Shares outstanding	Accrued expense	Target OB Performance Shares outstanding	Accrued expense	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	2,224,215	$15.1	2,212,313	$4.6	1,058,194	$9.2
Payments and deferrals(1)(2)(3)	(889,594)	(4.6)	(137,400)	—	(117,363)	(1.6)
New awards	270,691	—	379,085	—	1,430,258	—
Forfeitures and net change in assumed forfeitures	(141,017)	(2.2)	(229,783)	(0.5)	(158,776)	(0.6)
Expense (income) recognized	—	10.2	—	11.0	—	(2.4)
End of period	1,464,295	$18.5	2,224,215	$15.1	2,212,313	$4.6

(1)                                  Performance share payments in 2010 for the 2007-2009 performance cycle were based upon a performance factor of 14.2%. As a result of the Commercial Lines Transaction and the Personal Lines Transaction, payments were made to certain former employees of OneBeacon prior to the end of the performance cycle on a pro rata basis. Performance shares earned for the 2008-2010 and 2009-2011 performance cycles were based upon a performance factor of 100%.

(2)                                  Performance share payments in 2009 for the 2007-2008 performance cycle were based upon a performance factor of 1.4%.

(3)                                  Performance share payments in 2008 for the 2007 performance cycle were based upon a performance factor of 63%.

The following summarizes performance shares outstanding and accrued performance share expense at December 31, 2010 for each performance cycle:

	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Performance cycle:
2008 - 2010	929,849	$10.8
2009 - 2011	277,297	6.2
2010 - 2012	270,691	1.7
Sub-total	1,477,837	18.7
Assumed forfeitures	(13,542)	(0.2)
Total at December 31, 2010	1,464,295	$18.5

If 100% of the outstanding performance shares had been vested on December 31, 2010, the total additional compensation cost to be recognized would have been $6.2 million, based on current accrual factors (OBIG’s common share price and payout assumptions).

All performance shares earned and paid for the 2009-2011, 2008-2010, 2007-2009, 2007-2008 and 2007 performance cycles were settled in cash or by deferral into certain non-qualified deferred compensation plans of the Company’s subsidiaries.

At December 31, 2010, 270,691, 277,297 and 929,849 performance shares had been granted at target and remained outstanding under the Incentive Plan for the performance periods 2010-2012, 2009-2011 and 2008-2010, respectively.

Other Share-Based Compensation

OBIC, an indirect wholly-owned subsidiary of the Company, sponsors a defined contribution plan, the OneBeacon 401(k) Savings and Employee Stock Ownership Plan (“KSOP”). Under the KSOP, participants have the ability to invest their balances in several different investment options, including the common shares of White Mountains and the common shares of OBIG.

The employee stock ownership component of the KSOP provides all participants with an annual base contribution in common shares of OBIG equal to 3% of their salary, up to the applicable Social Security wage base (or $106,800 with respect to 2010). Additionally, those participants not otherwise eligible to receive certain other OneBeacon benefits can earn a variable contribution up to an additional 6% of their salary, capped at the annual covered compensation limits ($245,000 for 2010), contingent upon OneBeacon’s performance. The variable contribution amounts earned by eligible participants constituted approximately 0%, 4% and 4% of salary for the years ended December 31, 2010, 2009 and 2008, respectively. OneBeacon has recorded $2.9 million, $10.7 million and $11.5 million in compensation expense to pay benefits and allocate common shares to participants’ accounts for the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010 and 2009, the KSOP owned 2% or less of either of the total White Mountains common shares outstanding or the total OBIG shares outstanding.

As of December 31, 2010, there were no outstanding share appreciation rights or restricted share awards.

NOTE 10.  Mandatorily Redeemable Preferred Stock

As part of the financing for the OneBeacon Acquisition, Berkshire invested a total of $300.0 million in cash, of which (1) $225.0 million was for the purchase of cumulative non-voting preferred stock of OBH (the “Berkshire Preferred Stock”), which had a $300.0 million redemption value; and (2) $75.0 million was for the purchase of warrants to acquire 1,724,200 common shares of White Mountains. OBH’s mandatorily redeemable preferred stock was classified as a liability and carried at its historical carrying value. Dividends and accretion on OBH’s mandatorily redeemable preferred stock were recorded as interest expense. The Berkshire Preferred Stock was entitled to a dividend of no less than 2.35% per quarter until May 31, 2008. The Berkshire Preferred Stock was redeemed in the second quarter of 2008 for $300.0 million, its redemption value. During the year ended December 31, 2008, OBH declared and paid dividends of $11.8 million and recorded $21.6 million of related accretion charges on the Berkshire Preferred Stock, for a total of $33.4 million recorded as interest expense on preferred stock.

In connection with OBIG’s initial public offering, the Company created an irrevocable grantor trust and funded it with assets sufficient to provide for the remaining dividend and redemption payments for the $300.0 million Berkshire Preferred Stock. The creation and funding of the trust did not legally defease the preferred stock nor create any additional rights for the holders of the preferred stock either in the trust or otherwise, although the assets in the trust were segregated from the Company’s other general assets and were not available for any use other than the payment of the Berkshire Preferred Stock. The assets held in trust were used to redeem the Berkshire Preferred Stock in May 2008 for $300.0 million, its redemption value.

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

Distributions

During the year ended December 31, 2010, OBH declared and paid distributions to its immediate parent, OneBeacon U.S. Enterprises Holdings, Inc. (“OBEH”), totaling $535.0 million, all of which were paid in cash. This amount included $526.0 million of dividends and $9.0 million representing a return of capital. During the year ended December 31, 2009, OBH declared and paid dividends to OBEH totaling $68.1 million, all of which were paid in cash. During the year ended December 31, 2008, OBH declared and paid dividends to OBEH totaling $219.9 million, all of which were paid in cash.

Accumulated Other Comprehensive Income (Loss)

For the years ended December 31, 2009 and 2008, OB Holdings recorded the after tax change in the fair value of the interest rate swap related to the mortgage loan of $6.8 million ($3.6 million of tax expense) and $(5.7) million ($3.7 million of tax benefit), respectively, as a change to accumulated other comprehensive income (loss).  See Note 6 for further information.

For the years ended December 31, 2010, 2009 and 2008, OB Holdings recorded the after tax change in its additional pension liability of $5.8 million ($3.1 million of tax expense), $12.1 million ($6.5 million of tax expense) and $(19.5) million ($10.5 million of tax benefit), respectively, as a change to accumulated other comprehensive income (loss).  See Note 8 for further information.

NOTE 12.  Statutory Capital and Surplus

OB Holdings’ insurance operations are subject to regulation and supervision in each of the jurisdictions where they are domiciled and licensed to conduct business. Generally, regulatory authorities have broad supervisory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid loss and LAE, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders. Most states have implemented laws that establish standards for current, as well as continued, state accreditation. In addition, the National Association of Insurance Commissioners uses risk-based capital (“RBC”) standards for property and casualty insurers as a means of monitoring certain aspects affecting the overall financial condition of insurance companies. At December 31, 2010, OB Holdings’ active insurance operating subsidiaries met their respective RBC requirements.

OB Holdings’ combined insurance subsidiaries’ policyholders’ surplus as reported to various regulatory authorities as of December 31, 2010 and 2009, was $1.1 billion and $1.6 billion, respectively. OB Holdings’ combined statutory net income (loss) for the years ended December 31, 2010, 2009 and 2008 was $257.2 million, $210.5 million and $(156.5) million, respectively. The principal differences between OB Holdings’ combined statutory amounts and the amounts reported in accordance with GAAP include deferred acquisition costs, deferred taxes, gains recognized under retroactive reinsurance contracts, market value adjustments for debt securities and recognition of pension plans. OB Holdings’ combined insurance subsidiaries’ statutory policyholders’ surplus at December 31, 2010 was in excess of the minimum requirements of relevant state insurance regulations.

In December 2008, OneBeacon Insurance Group LLC (“OneBeacon LLC”) contributed $25.0 million to OBIC.

Dividend Capacity

Under the insurance laws of the states and jurisdictions under which OB Holdings’ operating subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. Accordingly, there can be no assurance regarding the amount of such dividends that may be paid by such subsidiaries in the future.

Generally, OB Holdings’ regulated insurance operating subsidiaries have the ability to pay dividends during any twelve month period without the prior approval of regulatory authorities in an amount set by formula based on the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. OB Holdings’ top tier regulated insurance operating subsidiaries have the ability to pay $291 million of dividends during 2011, subject to the availability of unassigned funds. At December 31, 2010, OB Holdings’ top tier regulated insurance operating subsidiaries had approximately $0.8 billion of unassigned funds. At December 31, 2010, OB Holdings had approximately $80 million of net unrestricted cash, short-term investments and fixed maturity investments outside of its regulated insurance operating subsidiaries.

During the year ended December 31, 2010, OB Holdings’ top tier regulated operating subsidiaries distributed $776.0 million to OneBeacon LLC. This amount included $71.0 million of ordinary dividends, $535.0 million of extraordinary dividends and $170.0 million representing a return of capital. During the years ended December 31, 2009 and 2008, OB Holdings’ top tier regulated operating subsidiaries distributed $80.0 million and $197.0 million, respectively, of ordinary dividends to OneBeacon LLC. During the years ended December 31, 2010, 2009 and 2008, OB Holdings’ unregulated insurance operating subsidiaries paid $8.3 million, $11.9 million and $6.0 million, respectively, of dividends to their immediate parent.

NOTE 13.  Segment Information

To better align its operating and reporting structure with OB Holdings’ go-forward business profile that resulted from the Commercial Lines Transaction and Personal Lines Transaction, which have transformed OB Holdings into a specialty lines company, management has re-evaluated its segments to determine the most effective management reporting structure. As a result, OB Holdings’ reportable segments are: (1) Specialty Insurance Operations, (2) Other Insurance Operations and (3) Investing, Financing and Corporate Operations. OB Holdings has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the chief operating decision makers and the Board.

The Specialty Insurance Operations segment is comprised of twelve underwriting units that are aggregated into three major underwriting units for financial reporting:  MGA Business, Specialty Industries and Specialty Products, representing an aggregation of OB Holdings’ specialty businesses based on those that are distributed through MGAs, those that are targeted to specific industries and those that offer targeted products. Currently, OB Holdings’ specialty lines products cover or include: professional liability, marine, collector cars and boats, property and inland marine, excess property, accident and health, technology, public entities, energy, entertainment, sports and leisure, tuition reimbursement and excess and surplus lines. In determining how to aggregate OB Holdings’ specialty businesses, management considered many factors, including the nature of its insurance products and services and the production processes, the types or classes of customers, methods of distribution and the regulatory environment.

The Other Insurance Operations segment includes AutoOne, the division that offers products and services to assigned risk markets. Other Insurance Operations also includes the results of the non-specialty commercial lines business which was transferred to The Hanover and the traditional personal lines business which was sold in the Personal Lines Transaction, both of which are described in Note 2, other run-off business which consists of national accounts, certain specialty programs and regional agency business transferred to Liberty Mutual Insurance Group (“Liberty Mutual”) effective November 1, 2001 (“legacy run-off”), and certain purchase accounting adjustments relating to the OneBeacon Acquisition.

Investing, Financing and Corporate Operations includes the investing and financing activities for OB Holdings on a consolidated basis, and certain other activities conducted through the Company. Invested assets are not allocated to Specialty Insurance Operations or Other Insurance Operations since OB Holdings does not manage its assets by segment.  Invested assets, net investment income and net realized and unrealized investment gains (losses) related to OB Holdings’ Specialty Insurance Operations and Other Insurance Operations segments are included in the Investing, Financing and Corporate Operations segment since these assets are available for payment of losses and expenses for all segments. Debt and the related interest expense on debt also are not allocated to or managed by segment and are included in the Investing, Financing and Corporate Operations segment.

Previously, OB Holdings reported and managed its business through an Insurance Operations segment and an Other Operations segment. Within the Insurance Operations segment, OB Holdings reported and managed its specialty lines businesses within a specialty lines underwriting unit and its traditional personal lines businesses and AutoOne within a personal lines underwriting unit, nearly all of which was subject to the Personal Lines Transaction. The Insurance Operations segment also included run-off business, which consisted primarily of non-specialty commercial lines business and other run-off business. Certain other activities conducted through the Company were included in the Other Operations segment. Investing and Financing activities were included within the Insurance Operations segment if they were owned or owed by insurance company legal entities or within the Other Operations segment if they were owned or owed by holding company legal entities.

Financial information for OB Holdings’ segments follows:

	Specialty Insurance Operations	Other Insurance Operations	Investing, Financing and Corporate Operations	Total
	($ in millions)
Year ended December 31, 2010
Earned premiums	$979.2	$508.5	$—	$1,487.7
Loss and LAE	(539.6)	(390.6)	—	(930.2)
Policy acquisition expenses	(212.7)	(108.0)	—	(320.7)
Other underwriting expenses	(163.6)	(82.9)	—	(246.5)
Total underwriting income (loss)	63.3	(73.0)	—	(9.7)
Net investment income	—	—	96.3	96.3
Net realized and unrealized investment gains	—	—	76.8	76.8
Net other revenues (expenses)	2.7	18.7	(11.5)	9.9
General and administrative expenses	(2.3)	(0.1)	(4.0)	(6.4)
Interest expense on debt	—	—	(29.6)	(29.6)
Pre-tax income (loss)	$63.7	$(54.4)	$128.0	$137.3
Year ended December 31, 2009
Earned premiums	$917.9	$1,041.6	$—	$1,959.5
Loss and LAE	(403.0)	(718.9)	—	(1,121.9)
Policy acquisition expenses	(204.1)	(185.6)	—	(389.7)
Other underwriting expenses	(151.4)	(178.6)	—	(330.0)
Total underwriting income (loss)	159.4	(41.5)	—	117.9
Net investment income	—	—	125.3	125.3
Net realized and unrealized investment gains	—	—	248.6	248.6
Net other revenues (expenses)	3.5	23.2	(3.6)	23.1
General and administrative expenses	(2.6)	—	(2.4)	(5.0)
Interest expense on debt	—	—	(39.7)	(39.7)
Accretion of fair value adjustment to loss and LAE reserves	—	(5.4)	—	(5.4)
Pre-tax income (loss)	$160.3	$(23.7)	$328.2	$464.8

	Specialty Insurance Operations	Other Insurance Operations	Investing, Financing and Corporate Operations	Total
	($ in millions)
Year ended December 31, 2008
Earned premiums	$730.0	$1,149.0	$—	$1,879.0
Loss and LAE	(347.7)	(778.5)	—	(1,126.2)
Policy acquisition expenses	(145.9)	(215.1)	—	(361.0)
Other underwriting expenses	(119.4)	(171.4)	—	(290.8)
Total underwriting income (loss)	117.0	(16.0)	—	101.0
Net investment income	—	—	162.1	162.1
Net realized and unrealized investment losses	—	—	(766.0)	(766.0)
Net other revenues	3.3	—	0.2	3.5
General and administrative expenses	(4.8)	—	(3.4)	(8.2)
Interest expense on debt	—	—	(44.9)	(44.9)
Accretion of fair value adjustment to loss and LAE reserves	—	(12.0)	—	(12.0)
Interest expense—dividends on preferred stock subject to mandatory redemption	—	—	(11.8)	(11.8)
Interest expense—accretion on preferred stock subject to mandatory redemption	—	—	(21.6)	(21.6)
Pre-tax income (loss)	$115.5	$(28.0)	$(685.4)	$(597.9)

	Specialty Insurance Operations	Other Insurance Operations	Investing, Financing and Corporate Operations	Total
	($ in millions)
December 31, 2010
Total investments	$—	$—	$2,957.7	$2,957.7
Reinsurance recoverable on paid and unpaid losses	60.1	1,877.6	—	1,937.7
Deferred acquisition costs	111.3	3.2	—	114.5
Ceded unearned premiums	10.8	103.1	—	113.9
Loss and LAE reserves	841.5	2,454.0	—	3,295.5
Unearned premiums	475.3	152.2	—	627.5
Debt	—	—	419.6	419.6
December 31, 2009
Total investments	$—	$—	$3,987.7	$3,987.7
Reinsurance recoverable on paid and unpaid losses	47.8	2,161.0	—	2,208.8
Deferred acquisition costs	105.8	109.2	—	215.0
Ceded unearned premiums	10.1	39.8	—	49.9
Loss and LAE reserves	704.7	3,230.1	—	3,934.8
Unearned premiums	466.2	552.1	—	1,018.3
Debt	—	—	620.5	620.5

The following tables provide net written premiums, earned premiums and ratios for OB Holdings’ insurance operations by segment and in total, as well as for the three major underwriting units within Specialty Insurance Operations, for the years ended December 31, 2010, 2009 and 2008:

($ in millions)	MGA Business	Specialty Industries	Specialty Products	Specialty Insurance Operations	Other Insurance Operations	Total

Year ended December 31, 2010
Net written premiums	$269.2	$317.6	$401.2	$988.0	$248.3	$1,236.3
Earned premiums	266.0	302.2	411.0	979.2	508.5	1,487.7
Ratios:
Loss and LAE	49.8%	54.0%	59.2%	55.1%	76.8%	62.5%
Expense	41.4	41.8	33.9	38.4	37.5	38.2
Total GAAP combined	91.2%	95.8%	93.1%	93.5%	114.3%	100.7%
Year ended December 31, 2009
Net written premiums	$256.7	$292.3	$397.2	$946.2	$960.5	$1,906.7
Earned premiums	236.9	288.5	392.5	917.9	1,041.6	1,959.5
Ratios:
Loss and LAE	49.7%	48.0%	37.3%	43.9%	69.0%	57.3%
Expense	42.1	41.5	34.8	38.7	35.0	36.7
Total GAAP combined	91.8%	89.5%	72.1%	82.6%	104.0%	94.0%
Year ended December 31, 2008
Net written premiums	$181.4	$279.7	$375.8	$836.9	$1,126.2	$1,963.1
Earned premiums	105.1	272.8	352.1	730.0	1,149.0	1,879.0
Ratios:
Loss and LAE	54.7%	55.3%	39.6%	47.6%	67.8%	59.9%
Expense	39.0	37.5	34.6	36.4	33.6	34.7
Total GAAP combined	93.7%	92.8%	74.2%	84.0%	101.4%	94.6%

NOTE 14.  Variable Interest Entities

Reciprocals

Reciprocals are policyholder-owned insurance carriers organized as unincorporated associations. Each policyholder insured by the reciprocal shares risk with the other policyholders. Policyholders share profits and losses in the same proportion as the amount of insurance purchased but are not subject to assessment for net losses of the reciprocal.

OB Holdings had capitalized three reciprocals by loaning funds to them in exchange for surplus notes. In 2002, OB Holdings formed NJSM to provide management services for a fee to NJSIA, a reciprocal, and its wholly-owned subsidiary New Jersey Skylands Insurance Company (together, “New Jersey Skylands Insurance”). New Jersey Skylands Insurance was capitalized with a $31.3 million surplus note issued to OB Holdings in 2002. OB Holdings also loaned $0.2 million to New Jersey Skylands Insurance in the form of a security deposit. In 2004, OB Holdings formed Houston General Management Company to provide management services for a fee to another reciprocal, Houston General Insurance Exchange. During 2004, OB Holdings contributed $2.0 million of capital to Houston General Insurance Exchange. In 2005, OB Holdings contributed one of its subsidiaries, Houston General Insurance Company with assets of $149.4 million and liabilities of $127.6 million, to Houston General Insurance Exchange (together “Houston General Insurance”). Subsequent to the contribution of Houston General Insurance Company, Houston General Insurance Exchange issued a surplus note of $23.7 million to OB Holdings. In 2006, AAIF, a wholly-owned subsidiary of OB Holdings, entered into an agreement to provide management services for a fee to Adirondack Insurance, a reciprocal. Adirondack Insurance was capitalized with a $70.7 million surplus note issued to OB Holdings in May 2006. Principal and interest on the surplus notes are repayable to OB Holdings only with regulatory approval. The obligation to repay principal on the notes is subordinated to all other liabilities including obligations to policyholders and claimants for benefits under insurance policies. OB Holdings has no ownership interest in the reciprocals.

Under the provisions of ASC 810, OB Holdings had determined that each of the reciprocals qualifies as a VIE. Further, OB Holdings had determined that it is the primary beneficiary as it has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE as a result of the management services provided to the reciprocal and the funds loaned to it. Accordingly, OB Holdings consolidates Houston General Insurance and, until the completion of the Personal Lines Transaction in July 2010, consolidated New Jersey Skylands Insurance and Adirondack Insurance.

Subsequent to the Personal Lines Transaction, Houston General Insurance remains as OB Holdings’ only reciprocal. At December 31, 2010 and December 31, 2009, consolidated amounts related to Houston General Insurance included total assets of $118.0 million and $111.4 million, respectively, and total liabilities of $136.2 million and $127.2 million, respectively. At December 31, 2010, the net amount of capital at risk is equal to the surplus note of $23.7 million less the accumulated losses of $18.2 million which includes accrued interest on the surplus note of $14.4 million which eliminates in consolidation.

As described in Note 2, the Personal Lines Transaction, which was completed in July 2010, included the sale of NJSM and AAIF and the transfer of the surplus notes issued by New Jersey Skylands Insurance and Adirondack Insurance. Completion of the Personal Lines Transaction triggered deconsolidation of New Jersey Skylands Insurance and Adirondack Insurance. At December 31, 2009, consolidated amounts related to New Jersey Skylands Insurance included total assets of $134.9 million and total liabilities of $154.8 million. At December 31, 2009, amounts related to Adirondack Insurance included total assets of $281.0 million and total liabilities of $280.9 million.

NOTE 15.  Fair Value of Financial Instruments

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

At December 31, 2010 and 2009, the fair value of OBH’s Senior Notes (its fixed-rate, long-term indebtedness) was $435.1 million and $605.8 million, respectively, which compared to a carrying value of $419.6 million and $606.5 million, respectively.

In March 2004, OB Holdings issued the Atlantic Specialty Note. At December 31, 2009, the carrying value of the note of $14.0 million was considered to approximate its fair value. OB Holdings repaid the Atlantic Specialty Note in its entirety in March 2010. Refer to Note 6.

NOTE 16.  Related Party Disclosures

White Mountains

During the fourth quarter of 2006, White Mountains sold 27.6 million or 27.6% of OBIG’s common shares in an initial public offering. OBIG is the ultimate parent of OBH. Prior to OBIG’s initial public offering, OBH was a wholly-owned subsidiary of White Mountains. As of December 31, 2010, White Mountains owned 76.0% of OBIG’s outstanding common shares.

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

Included within the Separation Agreement is a provision which indemnifies OBIG from an increase in income taxes which result from certain transactions that took place prior to OBIG’s initial public offering (“Tax Make Whole Arrangements”). This provision also states that any excess taxes and interest recorded in the contingency reserve will be payable to White Mountains if a final determination results in less cash payment to the government for taxes and interest. On December 9, 2009, OBIG made a payment of $8.4 million to White Mountains due to the final determination of the 2003 and 2004 federal income tax examination.

Prior to entering into the Separation Agreement, a number of these matters were governed by informal arrangements between OBIG and White Mountains. For the years ended December 31, 2010, 2009 and 2008, OB Holdings recorded expenses of $0.4 million, $0.6 million and $0.7 million, respectively, and recorded revenues of $2.3 million, $2.6 million and $2.1 million, respectively, for services under the Separation Agreement that OB Holdings received from or provided to White Mountains and its subsidiaries.

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

Pursuant to a Master Investment Management Agreement dated as of October 1, 2010, WM Advisors supervises and directs the fixed income and other investments portions of OB Holdings’ investment portfolio in accordance with the investment objectives, policies and restrictions described in OB Holdings’ investment guidelines (the “Investment Guidelines”). The Master Investment Management Agreement replaced agreements dated as of November 2006 and 2007 entered into subsequent to OBIG’s initial public offering.

In November 2009, WM Advisors terminated the investment management agreements with respect to the management of the employee benefit plan portfolios, including two of the three proprietary funds offered in the KSOP which Prospector managed through a sub-advisory agreement which was also terminated. New investment management agreements were entered into with Prospector to manage the portfolios of the Qualified Plan and the KSOP. See “Related Party Disclosures—Prospector”.

Under the Master Investment Management Agreement, WM Advisors has full discretion and authority to make all investment decisions in respect of the fixed income and other investments portions of OB Holdings’ investment portfolio, and, to do anything which WM Advisors deems is required, appropriate or advisable in connection with the foregoing, subject to and in accordance with Investment Guidelines. The assets of OB Holdings’ portfolio are held in one or more separately identifiable accounts in the custody of a bank or similar entity designated by OB Holdings and acceptable to WM Advisors. The agreement is terminable by WM Advisors or OB Holdings upon 60 days prior written notice.

OB Holdings is responsible for custodial arrangements and the payment of all custodial charges and fees. OB Holdings has agreed to pay annual investment management fees generally based on the quarter-end market values held under custody as set forth in the table below:

Assets Under Management	Annual Fee
Investment Grade Fixed Income:
—Up to $1 billion	10.0 basis points
—Next $2 billion	8.5 basis points
—Next $3 billion	7.5 basis points
—Greater than $5 billion	2.5 basis points
High Yield	25.0 basis points
Equities	100.0 basis points
Hedge Funds	100.0 basis points
Private Equities & Deferreds
First 2 years of fund’s life (committed)	100.0 basis points
Thereafter (fair value)	100.0 basis points
Affordable housing credit funds
First year of fund’s life (committed)	100.0 basis points
Thereafter (fair value)	10.0 basis points

Prior to October 2010, the fee schedule was as follows:

Assets Under Management	Annual Fee
Investment Grade Fixed Income:
—Up to $999 million	10.0 basis points
(0.1% or 0.001)
—Next $1 - $1.999 billion	8.5 basis points
—Amounts over $2 billion	7.5 basis points
High Yield Fixed Income	25.0 basis points
Fully Funded Hedge Funds, Limited Partnerships and Limited Liability Companies	100.0 basis points
Private Equities & Deferreds
First 2 years of fund’s life (committed)	100.0 basis points
Thereafter (fair value)	100.0 basis points

OB Holdings incurred $5.7 million, $6.8 million and $7.9 million, respectively, in total fees for investment management services provided by WM Advisors under these investment management agreements during the years ended December 31, 2010, 2009 and 2008. WM Advisors is paid a quarterly fee for treasury management services computed at the annual rate of 1.75 basis points (0.0175%) of the aggregate value of net assets on an annual basis. OB Holdings incurred $0.6 million, $0.7 million and $0.6 million, respectively, in treasury management fees during the years ended December 31, 2010, 2009 and 2008.

OBH Guarantee

White Mountains has provided and, pursuant to the Separation Agreement, continues to provide an irrevocable and unconditional guarantee as to the payment of principal and interest (the “Guarantee”) on the OBH 5.875% Senior Notes due 2013. See Note 6.

In consideration of this Guarantee, OBH has agreed to pay a specified fee to White Mountains in the amount of 25 basis points per annum on the outstanding principal amount of the Senior Notes. Such payment will be made on a semi-annual basis in arrears. OBH has further agreed that if White Mountains’ voting interest in OBIG ceases to represent more than 50% of all of OBIG’s voting securities, OBH will redeem, exchange or otherwise modify the Senior Notes in order to fully and permanently eliminate White Mountains’ obligations under the Guarantee (the “Guarantee Elimination”). White Mountains has agreed to provide written notice to OBH when its voting interest in OBIG has been reduced below 50%. OBH shall have 180 days from the receipt of such notification to complete the Guarantee Elimination. If the Guarantee Elimination is not completed within the initial 180-day period, the Guarantee fee shall increase by 200 basis points. The Guarantee fee shall further increase by 100 basis points for each subsequent 90-day period thereafter, up to a maximum Guarantee fee of 425 basis points, until the Guarantee Elimination has been completed. All expenses associated with the elimination of the

Guarantee will be borne by OBH. OBH incurred $1.3 million, $1.7 million and $1.7 million, respectively, in fees for the provision of the Guarantee during the years ended December 31, 2010, 2009 and 2008.

White Mountains has a revolving credit facility which provides for borrowing up to a maximum of $475 million and which contains restrictive financial covenants. The indenture documents governing the Senior Notes provide that if White Mountains as guarantor of the Senior Notes has a payment default in excess of $25 million under a credit agreement, mortgage or similar debt agreement, there is a default under the Senior Notes (commonly referred to as a “cross default”). Therefore, if White Mountains were to breach its financial covenants in its revolving credit facility, an event of default would result, which would allow lenders to declare all amounts owed under the revolving credit facility to be immediately due and payable. A failure to pay the amounts owed under the revolving credit facility would result in a trigger of the cross default provisions in the indenture documents governing the Senior Notes resulting in a required repayment of the Senior Notes. As of December 31, 2010, the facility was undrawn.

Irrevocable Grantor Trust

In connection with OBIG’s initial public offering, OBH created an irrevocable grantor trust and funded it with assets sufficient to make the remaining dividend and redemption payments for $300.0 million of preferred stock that was redeemed in May 2008. White Mountains Capital, Inc. served as the trustee for the irrevocable grantor trust and received no fee for the provision of trustee services.

Esurance Claims Administrations Services

Esurance Insurance Services, Inc., a subsidiary of White Mountains (“Esurance Insurance”), and NJSM, an indirect subsidiary of the Company until July 2010 when it was sold as part of the Personal Lines Transaction, entered into a Transition Services Agreement (the “Transition Services Agreement”) dated as of June 28, 2007 and a related Termination Agreement (the “Termination Agreement”) dated as of the same date. The Termination Agreement terminated a Claims Administration Agreement dated as of February 1, 2005 between Esurance Insurance and NJSM pursuant to which NJSM had been providing claims administration services to Esurance Insurance in the State of New Jersey. Pursuant to the Transition Services Agreement, NJSM provided certain transition services to Esurance Insurance during the period from July 2, 2007 through May 2009. NJSM provided the following services to Esurance Insurance pursuant to the Transition Services Agreement: facilities and building services (cubicles, office furniture, common space, conference rooms, telecommunications equipment and services, building management services and mailroom services) and IT services (network connections and voice and telecommunications services). For the years ended December 31, 2009 and 2008, Esurance Insurance paid NJSM $0.1 million and $0.3 million, respectively, under the Transition Services Agreement.

Esurance Insurance Claims Counsel Services

From time to time, OneBeacon provides staff counsel services to Esurance Insurance. OneBeacon’s staff counsel defends Esurance Insurance policyholders when the policyholders are sued by third-party tort plaintiffs arising from automobile accidents. The hourly cost of the staff counsels’ time is charged to Esurance Insurance. For each of the years ended December 31, 2009 and 2008, OBIC billed Esurance Insurance $0.1 million for counsel services.

Esurance Sublease

OBIC subleases to Esurance Insurance approximately 4,200 square feet of an approximately 14,000 square foot office facility in Brooklyn, NY. The sublease term commenced August 15, 2008 and terminates on November 29, 2014. Esurance Insurance has the option to sublease an additional 3,000 square feet of the office space if available on the same terms and conditions as the original sublease except that the monthly rental payment would increase. In addition, Esurance Insurance has the right of first refusal on the remainder of the office space on terms and conditions to be agreed upon by the parties. During the years ended December 31, 2010, 2009 and 2008, Esurance Insurance paid OBIC $0.2 million, $0.2 million and $0.1 million, respectively, for the office space. During the year ended December 31, 2008, Esurance Insurance also purchased office equipment and furniture from OBIC for approximately $22,000.

Esurance Brokerage Commission

During the year ended December 31, 2009, AutoOne assisted Esurance Insurance with the sale of approximately $5 million of excess 2009 New York take-out credits and received a fee of $15,000. During the year ended December 31, 2008, AutoOne assisted Esurance Insurance with the sale of $6.1 million of excess 2008 New York take-out credits and received a fee of $0.2 million. Various states have assigned risks pools which provide automobile insurance for individuals unable to secure coverage in the voluntary market. Insurers are obligated to accept future assignments from state assigned risk pools as a condition of maintaining a license to write automobile business in the state. However, insurers may satisfy their assigned risk obligations by utilizing various credits (including take-out credits).

Sale of HCIC to Esurance Holdings, Inc.

During the third quarter of 2006, OB Holdings sold one of its inactive licensed subsidiaries, Homeland Central Insurance Company (“HCIC”), to Esurance Holdings, Inc. (“Esurance Holdings”), a subsidiary of White Mountains. HCIC was renamed Esurance Insurance Company of New Jersey (“Esurance Insurance NJ”). In connection with the sale, Esurance Holdings agreed to pay $2.9 million of the total purchase price in periodic annual installments based upon a percentage of an annually recognized tax benefit with respect to premium tax in the state of New Jersey. Because of the license held by HCIC in New Jersey, Esurance Insurance NJ is entitled to a tax benefit that results in a reduction in the amount of annual state premium tax due on premiums written in New Jersey. For the years ended December 31, 2010, 2009 and 2008, after the filing of its New Jersey premium tax return each year, Esurance Insurance NJ paid OB Holdings approximately $0.6 million,  $0.4 million and $0.1 million, respectively.

OFAC Compliance Services Agreement between OneBeacon Insurance Company and Esurance Insurance Company

The U.S. Department of the Treasury Office of Foreign Assets Control (“OFAC”) rules prohibit U.S. businesses from providing services to terrorists, drug traffickers, and others engaged in activities related to the proliferation of weapons of mass destruction and threats to the national security, foreign policy or economy of the United States in order to enforce U.S. foreign policy including economic and trade sanctions. In November 2009, OBIC entered into an OFAC Compliance Services Agreement with Esurance pursuant to which OBIC will continue to assist Esurance with its compliance with OFAC rules and regulations. Prior to entry into the OFAC Compliance Services Agreement, OBIC provided OFAC compliance services to Esurance pursuant to the Separation Agreement. The fees paid by Esurance to OBIC pursuant to the Separation Agreement are included under “Related Party Disclosures—Separation Agreement” above. This agreement was terminated in August 2010.

Purchase of State Premium Tax Credits

In September 2010, OneBeacon America Insurance Company, the Employers’ Fire Insurance Company and Pennsylvania General Insurance Company purchased $1.2 million of Connecticut premium tax credits from White Mountains Specialty Underwriting, Inc., formerly Folksamerica Specialty Underwriting, Inc., for approximately $1.0 million. In May and June 2008, respectively, OneBeacon Midwest Insurance Company and the Employers’ Fire Insurance Company purchased $1.1 million of Connecticut premium tax credits from White Mountains Capital, Inc. and Folksamerica Holding Company, Inc., now known as White Mountains Holding Company, Inc., for approximately $0.9 million.

Federal Insurance Indemnity

In December 2003, White Mountains and Fund American Companies, Inc., now OBH, entered into a General Agreement of Indemnity with Federal Insurance Company (“Federal”), under which Federal agreed to execute judicial and similar bonds on behalf of White Mountains and OBH and their respective subsidiaries. Under the General Agreement of Indemnity, White Mountains and OBH agreed to jointly and severally indemnify Federal for any losses under the bonds. Included within the Separation Agreement is a provision under which each of White Mountains and the Company will indemnify the other for losses arising out of or in connection with bonds to the extent for the benefit of White Mountains or the Company, respectively. As of November 2006, the Company entered into a new agreement with Federal providing a similar bonding capacity to which White Mountains is not a party. At December 31, 2010 and 2009, total exposure under the General Agreement of Indemnity for outstanding bonds was $1.5 million and $1.6 million, respectively, of which $1.4 million and $1.3 million, respectively, related to bonds issued on behalf of OBH or its subsidiaries.

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

Prospector served as a discretionary advisor to WM Advisors under sub-advisory agreements with respect to specified assets in OneBeacon’s employee benefit plan portfolios until the fourth quarter of 2009. As described above under “Related Party Disclosures—WM Advisors”, in November 2009, WM Advisors terminated the investment management agreements pursuant to which WM Advisors provided services with respect to the employee benefit plan portfolios. Effective as of November 1, 2009, the Qualified Plan entered into a new investment management agreement with Prospector with respect to the management of the plan assets. Effective as of December 1, 2009, OBIC, the sponsor of the KSOP, entered into a new investment management agreement with Prospector with respect to the management of two proprietary funds under the KSOP.

In December 2010, OB Holdings and Prospector entered into an investment management agreement pursuant to which Prospector supervises and directs the assets held in trust to fund the Company’s obligations under the Non-qualified Plan. The terms of the agreement are substantially similar to the terms of the November 2006 agreement.

Under the agreements, Prospector has discretion and authority with respect to the portfolios it manages for OB Holdings that are substantially similar to WM Advisors’ discretion and authority under its agreements. The assets of OB Holdings’ portfolio are held in one or more separately identifiable accounts in the custody of a bank or similar entity designated by OB Holdings and acceptable to Prospector. OB Holdings is responsible for custodial arrangements and the payment of all custodial charges and fees.

Under the agreements, OB Holdings pays annual management fees to Prospector based on aggregate net assets under management according to the following schedule: 1.00% on the first $200 million; 0.50% on the next $200 million; and 0.25% on amounts over $400 million. The agreements each have an initial fixed term of three years, which with respect to the 2006 agreement was extended by OB Holdings for an additional two year term. OB Holdings entered into a new investment management agreement with Prospector effective March 1, 2011 which replaces the 2006 agreement with substantially the same terms as conditions as the 2006 agreement, including an initial fixed term of three years which may be extended for an additional two year term. The agreements are terminable by OB Holdings only (i) for cause (including material non-performance by Prospector), (ii) if either John D. Gillespie or Richard P. Howard are no longer affiliated with Prospector, (iii) if there is a change in control of Prospector (for this purpose, a change in control represents 50% or greater change in voting interest of Prospector), or (iv) if White Mountains’ voting interest in OBIG falls below 50%. OB Holdings reviews periodically the performance of and the fees paid to Prospector under the agreements.

For the years ended December 31, 2010, 2009 and 2008, OB Holdings incurred $3.5 million, $3.6 million and $4.2 million, respectively, in fees for investment management services provided by Prospector.

Richard P. Howard, a portfolio manager of Prospector, is a director of OBIG.

Prospector Managed Limited Partnerships

At December 31, 2010 and 2009, OB Holdings had $43.3 million and $41.6 million, respectively, invested in limited partnerships managed by Prospector. Under the limited partnership agreements, Prospector serves as general partner and general manager of the funds and is paid a management fee by OB Holdings. In addition, OB Holdings allocates a portion of its earnings from OB Holdings’ limited partnership interests to Prospector as an incentive fee. For each of the years ended December 31, 2010, 2009 and 2008, OB Holdings incurred $0.4 million in management fees and $0.4 million, $0.3 million and $0.1 million, respectively, in incentive fees.

NOTE 17.  Commitments and Contingencies

Leases

OB Holdings leases certain office space under noncancellable operating leases expiring at various dates through 2020. Net rental expense for all of OB Holdings’ locations was approximately $18.5 million, $20.3 million and $21.0 million, respectively, for the years ended December 31, 2010, 2009 and 2008. OB Holdings’ future annual minimum rental payments required under noncancellable leases primarily for office space are $9.9 million, $8.5 million, $6.8 million, $4.4 million and $9.5 million for 2011, 2012, 2013, 2014 and 2015 and thereafter, respectively. As of December 31, 2010, OB Holdings has accrued $4.0 million net of anticipated sub-lease income for leased space which OB Holdings has ceased using. OB Holdings also has various other lease obligations which are immaterial in the aggregate.

Other Investments

OB Holdings has future binding commitments to fund certain limited partnership investments which do not have fixed funding dates and totaled $19.2 million as of December 31, 2010. OB Holdings’ future binding commitments to fund an investment in a tax advantaged federal affordable housing development fund are $8.2 million, $6.8 million and $2.1 million for 2011, 2012 and 2013, respectively.

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

Guaranty Funds

Under existing guaranty fund laws in all states, insurers licensed to do business in those states can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. In accordance with ASC 405, OB Holdings’ insurance subsidiaries record guaranty fund assessments when such assessments are billed by the respective guaranty funds. In addition, each insurance subsidiary’s policy is to accrue for any significant insolvencies when the loss is probable and the assessment amount can be reasonably estimated. The actual amount of such assessments will depend upon the final outcome of rehabilitation proceedings and will be paid over several years. At December 31, 2010, the reserve for such assessments at OB Holdings’ insurance subsidiaries totaled $15.9 million.

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

On July 24, 2008, OneBeacon and Liberty Mutual entered into a Confidential Settlement Agreement and Release (the “Settlement Agreement”) that resolved nearly four years of arbitration and litigation. The disputes concerned amounts which Liberty Mutual asserted were due to it under agreements with OneBeacon (the “Liberty Agreements”) for unallocated loss adjustment expenses and amounts which OneBeacon asserted were due to it related to claims administration and reinsurance. The Settlement Agreement represented a full and final resolution of the disputes related to the Liberty Agreements.

In connection with the Settlement Agreement, OneBeacon took a pre-tax charge in the amount of $9.2 million in the second quarter of 2008, representing a part of the cost of the settlement. OneBeacon made a cash payment to Liberty Mutual in the amount of $16.0 million on July 30, 2008. No further charges or payments were made with respect to the disputed matters.

NOTE 18. Subsequent Events

On March 8, 2011, OBH declared $30.0 million in distributions to OBEH to be paid on or before March 31, 2011.

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

We assessed the effectiveness of OB Holdings’ internal control over financial reporting as of December 31, 2010. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, we have concluded that OB Holdings maintained effective internal control over financial reporting as of December 31, 2010.

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

March 16, 2011

/s/ T. MICHAEL MILLER	/s/ PAUL H. MCDONOUGH
T. Michael Miller	Paul H. McDonough
President and Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of OneBeacon U.S. Holdings, Inc.:

In our opinion, the accompanying consolidated financial statements listed in the accompanying index appearing on page F-1 present fairly, in all material respects, the financial position of OneBeacon U.S. Holdings, Inc. and its subsidiaries (the “Company”), an indirect wholly-owned subsidiary of OneBeacon Insurance Group, Ltd., at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for certain invested assets in 2008.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York
March 16, 2011

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

Selected quarterly financial data for 2010 and 2009 is shown in the following table. The quarterly financial data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the results of operations for the interim periods. Financial information for the prior periods has been reclassified to conform to this presentation.

	2010 Three months ended				2009 Three months ended
Millions	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
Revenues	$523.1	$428.9	$404.0	$314.7	$506.5	$648.3	$647.1	$554.6
Expenses	516.5	421.4	307.6	287.9	466.4	466.6	490.5	468.2
Pre-tax income	6.6	7.5	96.4	26.8	40.1	181.7	156.6	86.4
Tax expense	(9.0)	(0.1)	(21.4)	(7.7)	(12.4)	(61.4)	(52.3)	(29.2)
Net (loss) income including noncontrolling interests	(2.4)	7.4	75.0	19.1	27.7	120.3	104.3	57.2
Less: Net income attributable to noncontrolling interests	(0.3)	(0.5)	(0.8)	—	(0.5)	(0.7)	(0.7)	(0.2)
Net (loss) income attributable to OB Holdings’ common shareholder	$(2.7)	$6.9	$74.2	$19.1	$27.2	$119.6	$103.6	$57.0

SCHEDULE I

ONEBEACON U.S. HOLDINGS, INC.

SUMMARY OF INVESTMENTS—OTHER THAN

INVESTMENTS IN RELATED PARTIES

At December 31, 2010

	Amortized Cost	Fair Value	Carrying Value
	($ in millions)
Investments:
Fixed maturities:
Bonds:
U.S. Government and government agencies and authorities	$241.7	$250.7	$250.7
Corporate bonds and asset-backed securities	1,853.2	1,893.9	1,893.9
States, municipalities and political subdivisions	2.1	2.1	2.1
Foreign governments	9.7	10.3	10.3
Redeemable preferred stocks	77.5	83.4	83.4
Total fixed maturities	2,184.2	2,240.4	2,240.4
Short-term investments	166.8	166.8	166.8
Common equity securities:
Banks, trust and insurance companies	86.1	104.1	104.1
Public utilities	20.2	22.4	22.4
Industrial, miscellaneous and other	130.9	158.8	158.8
Total common equity securities	237.2	285.3	285.3
Convertible bonds	82.2	93.8	93.8
Other investments	144.0	171.4	171.4
Total investments	$2,814.4	$2,957.7	$2,957.7

SCHEDULE II

ONEBEACON U.S. HOLDINGS, INC.

(Registrant Only)

CONDENSED BALANCE SHEETS

	December 31,
	2010	2009
	($ in millions)
Assets:
Investments	$56.2	$33.3
Investments in consolidated subsidiaries	1,388.6	2,032.3
Other assets	11.4	7.3
Total assets	$1,456.2	$2,072.9
Liabilities:
Long-term debt	468.9	654.7
Other liabilities	6.9	7.6
Total liabilities	475.8	662.3
OB Holdings’ shareholder’s equity	960.5	1,391.5
Noncontrolling interests	19.9	19.1
Total OB Holdings’ shareholder’s equity and noncontrolling interests	980.4	1,410.6
Total liabilities, OB Holdings’ shareholder’s equity and noncontrolling interests	$1,456.2	$2,072.9

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2010	2009	2008
	($ in millions)
Revenues:
Net realized and unrealized investment losses	$—	$—	$(5.5)
Net realized (losses) gains from repurchase of debt	(10.8)	2.5	1.6
Other revenue	0.4	0.2	9.2
Total revenue	(10.4)	2.7	5.3
Expenses	34.9	42.3	77.2
Pre-tax loss	(45.3)	(39.6)	(71.9)
Income tax benefit	16.1	11.5	14.9
Net loss	(29.2)	(28.1)	(57.0)
Equity in earnings (loss) from consolidated subsidiaries including noncontrolling interests	128.3	337.6	(345.6)
Consolidated net income (loss) including noncontrolling interests	99.1	309.5	(402.6)
Less: Net income attributable to noncontrolling interests	(1.6)	(2.1)	(1.7)
Consolidated net income (loss) attributable to OB Holdings’ shareholder	97.5	307.4	(404.3)
Other comprehensive income and loss items, after tax	6.5	18.8	(25.6)
Consolidated comprehensive income (loss) attributable to OB Holdings’ shareholder	$104.0	$326.2	$(429.9)

The condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto. Certain amounts in the prior periods have been reclassified to conform with the current presentation.

ONEBEACON U.S. HOLDINGS, INC.

(Registrant Only)

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2010	2009	2008
	($ in millions)
Consolidated net income (loss) including noncontrolling interests	$99.1	$309.5	$(402.6)
Charges (credits) to reconcile net income (loss) to net cash from operations:
Net realized and unrealized losses from investment securities	—	—	5.5
Net realized losses (gains) from repurchases of debt	10.8	(2.5)	(1.6)
Undistributed (earnings) loss from consolidated subsidiaries including noncontrolling interests	(128.3)	(337.6)	345.6
Dividends paid on mandatorily redeemable preferred stock	—	—	11.8
Dividends received from subsidiaries	776.0	40.2	203.0
Other operating items:
Net change in other assets and liabilities	(3.5)	28.6	(20.4)
Net cash provided from operations	754.1	38.2	141.3
Cash flows from investing activities:
Net change in short-term investments held-to-maturity	—	—	0.1
Net change in short-term investments	(22.7)	38.0	(68.2)
Purchases of fixed maturity investments	—	—	(33.2)
Maturities of held-to-maturity investments	—	—	311.4
Proceeds from the sales of fixed maturity investments	—	—	202.5
Net cash (used for) provided from investing activities	(22.7)	38.0	412.6
Cash flows from financing activities:
Repurchases of debt	(196.2)	(8.1)	(22.3)
Dividends to OBEH	(526.0)	(68.1)	(219.9)
Return of capital to OBEH	(9.0)	—	—
Redemption of mandatorily redeemable preferred stock	—	—	(300.0)
Dividends paid on mandatorily redeemable preferred stock	—	—	(11.8)
Net cash used for financing activities	(731.2)	(76.2)	(554.0)
Net change in cash during the year	0.2	—	(0.1)
Cash balance at beginning of year	—	—	0.1
Cash balance at end of year	$0.2	$—	$—

The condensed financial statements should be read in conjunction with the accompanying consolidated financial statements and notes thereto. Certain amounts in the prior periods have been reclassified to conform with the current presentation.

SCHEDULE III

ONEBEACON U.S. HOLDINGS, INC.

SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premiums earned	Net investment income(1)	Benefits, claims, losses, and settlement expenses	Amortization of policy acquisition expenses	Other operating expenses	Premiums written
	($ in millions)
Years ended:
December 31, 2010:
Specialty Insurance Operations	$111.3	$841.5	$475.3	$—	$979.2	$—	$539.6	$212.7	$163.6	$988.0
Other Insurance Operations	3.2	2,454.0	152.2	—	508.5	—	390.6	108.0	82.9	248.3
Investing, Financing and Corporate Operations	—	—	—	—	—	96.3	—	—	—	—
December 31, 2009:
Specialty Insurance Operations	$105.8	$704.7	$466.2	$—	$917.9	$—	$403.0	$204.1	$151.4	$946.2
Other Insurance Operations	109.2	3,230.1	552.1	—	1,041.6	—	718.9	185.6	178.6	960.5
Investing, Financing and Corporate Operations	—	—	—	—	—	125.3	—	—	—	—
December 31, 2008:
Specialty Insurance Operations	$98.0	$629.9	$441.3	$—	$730.0	$—	$347.7	$145.9	$119.4	$836.9
Other Insurance Operations	127.5	3,664.1	646.9	—	1,149.0	—	778.5	215.1	171.4	1,126.2
Investing, Financing and Corporate Operations	—	—	—	—	—	162.1	—	—	—	—

(1)                                 Invested assets are not allocated to Specialty Insurance Operations or Other Insurance Operations since OB Holdings does not manage its assets by segment. Net investment income related to OB Holdings’ Specialty Insurance Operations and Other Insurance Operations segments are included in the Investing, Financing and Corporate Operations segment since these assets are available for payment of losses and expenses for all segments.

SCHEDULE IV

ONEBEACON U.S. HOLDINGS, INC.

REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
Premiums earned	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	($ in millions)
Years ended:
December 31, 2010:
Specialty Insurance Operations	$988.9	$(69.4)	$59.7	$979.2	6.1%
Other Insurance Operations	743.6	(239.6)	4.5	508.5	0.9
December 31, 2009:
Specialty Insurance Operations	$922.6	$(58.8)	$54.1	$917.9	5.9%
Other Insurance Operations	1,199.8	(170.9)	12.7	1,041.6	1.2
December 31, 2008:
Specialty Insurance Operations	$750.8	$(65.1)	$44.3	$730.0	6.1%
Other Insurance Operations	1,327.2	(187.5)	9.3	1,149.0	0.8

SCHEDULE V

ONEBEACON U.S. HOLDINGS, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Column A	Column B	Column C	Column D	Column E
	Additions (subtractions)
Description	Balance at beginning of period	Charged (credited) to costs and expenses	Charged (credited) to other accounts	Other additions (deductions) described(1)	Balance at end of period
	($ in millions)
Years ended:
December 31, 2010:
Reinsurance recoverable on paid and unpaid losses:
Allowance for reinsurance balances	$15.8	$—	$—	$1.7	$17.5
Premiums receivable:
Allowance for uncollectible accounts	6.3	0.2	(1.0)	(1.6)	3.9
December 31, 2009:
Reinsurance recoverable on paid and unpaid losses:
Allowance for reinsurance balances	$16.6	$—	$—	$(0.8)	$15.8
Premiums receivable:
Allowance for uncollectible accounts	7.1	1.5	(1.8)	(0.5)	6.3
December 31, 2008:
Reinsurance recoverable on paid and unpaid losses:
Allowance for reinsurance balances(2)	$12.7	$—	$5.2	$(1.3)	$16.6
Premiums receivable:
Allowance for uncollectible accounts(3)	18.5	2.0	(13.1)	(0.3)	7.1

(1)                                  Represents net collections (charge-offs) of balances receivable.

(2)                                  Amount charged to other accounts represents an increase in the Allowance for uncollectible reinsurance which was offset by a corresponding increase in Ceded reinsurance, a component of Reinsurance recoverable on unpaid losses. There was no impact to Reinsurance recoverable on unpaid losses as presented in the consolidated balance sheet.

(3)                                  Amount credited to other accounts represents a reduction in the Allowance for uncollectible premiums receivable which was offset by a corresponding reduction in Gross premiums receivable. There was no impact to Premiums receivable as presented in the consolidated balance sheet.

SCHEDULE VI

ONEBEACON U.S. HOLDINGS, INC.

SUPPLEMENTAL INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS

Column A	Column B	Column C	Column D		Column E	Column F	Column G	Column H		Column I	Column J	Column K
		Reserves						Claims and Claims			Paid
		for Unpaid	Discount,					Adjustment		Amortization	Claims
		Claims and	if any,					Expenses Incurred		of deferred	and
	Deferred	Claims	deducted				Net	Related to		policy	Claims
	acquisition	Adjustment	in		Unearned	Earned	investment	(1)	(2)	acquisition	Adjustment	Premiums
Affiliation with registrant	costs	Expenses	Column C		Premiums	Premiums	income(3)	Current Year	Prior Year	costs	Expenses	written
	($ in millions)
Specialty Insurance Operations:
2010	$111.3	$841.5	$—	(1)	$475.3	$979.2	$—	$567.6	$(28.0)	$212.7	$416.5	$988.0
2009	105.8	704.7	—	(1)	466.2	917.9	—	487.6	(84.6)	204.1	322.2	946.2
2008	98.0	629.9	0.2	(1)	441.3	730.0	—	412.5	(64.8)	145.9	226.2	836.9
Other Insurance Operations:
2010	$3.2	$2,454.0	$295.9	(1)(2)	$152.2	$508.5	$—	$413.7	$(23.1)	$108.0	$622.3	$248.3
2009	109.2	3,230.1	317.5	(1)(2)	552.1	1,041.6	—	717.7	1.2	185.6	853.9	960.5
2008	127.5	3,664.1	352.4	(1)(2)	646.9	1,149.0	—	775.7	2.8	215.1	972.1	1,126.2
Investing, Financing and Corporate Operations:
2010	$—	$—	$—		$—	$—	$96.3	$—	$—	$—	$—	$—
2009	—	—	—		—	—	125.3	—	—	—	—	—
2008	—	—	—		—	—	162.1	—	—	—	—	—

(1)           The amounts shown represent and/or include OB Holdings’ discount on its long-term workers compensation loss and LAE reserves, as such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual basis. OB Holdings discounts these reserves using an average discount rate which is determined based on various assumptions including consideration of when the claims will be settled (5.0%, 5.3% and 5.5% at December 31, 2010, 2009 and 2008).

(2)           The amounts shown also include unamortized fair value adjustments of $176.5 million, $190.5 million and $210.5 million, respectively, to reserves for unpaid claims and claims adjustment expenses made in purchase accounting as a result of the purchase of OneBeacon for the years ended December 31, 2010, 2009 and 2008.

(3)           Invested assets are not allocated to Specialty Insurance Operations or Other Insurance Operations since OB Holdings does not manage its assets by segment. Net investment income related to OB Holdings’ Specialty Insurance Operations and Other Insurance Operations segments are included in the Investing, Financing and Corporate Operations segment since these assets are available for payment of losses and expenses for all segments.