Form 10-Q
period 2011-06-30
OneBeacon U.S. Holdings, Inc.
filed 2011-07-29
CIK 1162000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2011

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

As of July 29, 2011, there were 505 outstanding shares of Common Stock, $1.00 par value per share, of the registrant.

The registrant meets the conditions set forth in General Instruction (H) (1) (a) and (b) of Form 10-Q and is therefore filing this Form with reduced disclosure format.

ONEBEACON U.S. HOLDINGS, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ONEBEACON U.S. HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
	(in millions, except share and per share amounts)
Assets
Investment securities:
Fixed maturity investments, at fair value (amortized cost $1,988.5 and $2,184.2)	$2,042.9	$2,240.4
Short-term investments, at amortized cost (which approximates fair value)	97.2	166.8
Common equity securities, at fair value (cost $243.0 and $237.2)	291.6	285.3
Convertible bonds, at fair value (amortized cost $69.9 and $82.2)	75.2	93.8
Other investments	158.3	171.4
Total investments	2,665.2	2,957.7
Cash	30.8	33.2
Reinsurance recoverable on unpaid losses	1,825.9	1,893.2
Reinsurance recoverable on paid losses	16.2	44.5
Premiums receivable	276.9	275.0
Deferred acquisition costs	119.2	114.5
Ceded unearned premiums	26.2	113.9
Net deferred tax asset	143.2	151.5
Investment income accrued	14.5	18.0
Accounts receivable on unsettled investment sales	7.2	5.4
Other assets	268.2	289.3
Total assets	$5,393.5	$5,896.2
Liabilities
Loss and LAE reserves	$3,131.5	$3,295.5
Unearned premiums	570.0	627.5
Debt	269.7	419.6
Ceded reinsurance payable	51.0	149.3
Accounts payable on unsettled investment purchases	22.0	14.1
Other liabilities	355.5	409.8
Total liabilities	4,399.7	4,915.8
OB Holdings’ common shareholder’s equity and noncontrolling interests
OB Holdings’ common shareholder’s equity:
Common shares and paid-in surplus (par value $1, issued and outstanding, 505 shares)	950.9	961.5
Retained earnings (deficit)	23.6	(1.3)
Accumulated other comprehensive income, after tax:
Other comprehensive income and loss items	0.4	0.3
Total OB Holdings’ common shareholder’s equity	974.9	960.5
Total noncontrolling interests	18.9	19.9
Total OB Holdings’ common shareholder’s equity and noncontrolling interests	993.8	980.4
Total liabilities, OB Holdings’ common shareholder’s equity and noncontrolling interests	$5,393.5	$5,896.2

See Notes to Consolidated Financial Statements.

ONEBEACON U.S. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	($ in millions)
Revenues
Earned premiums	$265.0	$428.3	$528.5	$881.5
Net investment income	17.8	25.0	37.5	53.3
Net realized and unrealized investment gains (losses)	9.9	(14.4)	31.8	28.0
Net other expenses	(11.4)	(10.0)	(10.6)	(10.8)
Total revenues	281.3	428.9	587.2	952.0
Expenses
Loss and LAE	151.8	261.9	296.4	595.6
Policy acquisition expenses	55.4	91.3	106.4	188.8
Other underwriting expenses	47.5	58.5	99.9	132.7
General and administrative expenses	0.8	1.8	2.0	3.8
Interest expense on debt	6.2	7.9	12.5	17.0
Total expenses	261.7	421.4	517.2	937.9
Pre-tax income	19.6	7.5	70.0	14.1
Income tax expense	(7.3)	(0.1)	(24.8)	(9.1)
Net income including noncontrolling interests	12.3	7.4	45.2	5.0
Less: Net income attributable to noncontrolling interests	(0.5)	(0.5)	(0.9)	(0.8)
Net income attributable to OB Holdings’ common shareholder	11.8	6.9	44.3	4.2
Change in other comprehensive income and loss items	—	—	0.1	0.2
Comprehensive income attributable to OB Holdings’ common shareholder	$11.8	$6.9	$44.4	$4.4

See Notes to Consolidated Financial Statements.

ONEBEACON U.S. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY

(Unaudited)

	OB Holdings’ Common Shareholder’s Equity
	Common shareholder’s equity	Common shares and paid-in surplus	Retained (deficit) earnings	Accum. other comprehensive income, after tax	Noncontrolling interests, after tax
	($ in millions)

Balances at January 1, 2011	$960.5	$961.5	$(1.3)	$0.3	$19.9
Net income	44.3	—	44.3	—	0.9
Issuance of common shares	—	—	—	—	0.3
Repurchases and retirements of common shares	—	—	—	—	(1.3)
Dividends to OneBeacon U.S. Enterprises Holdings, Inc.	(19.4)	—	(19.4)	—	—
Return of capital to OneBeacon U.S. Enterprises Holdings, Inc.	(10.6)	(10.6)	—	—	—
Dividends	—	—	—	—	(0.9)
Other comprehensive income, after tax	0.1	—	—	0.1	—
Balances at June 30, 2011	$974.9	$950.9	$23.6	$0.4	$18.9

	OB Holdings’ Common Shareholder’s Equity
	Common shareholder’s equity	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive (loss) income, after tax	Noncontrolling interests, after tax
	($ in millions)

Balances at January 1, 2010	$1,391.5	$970.5	$427.2	$(6.2)	$19.1
Net income	4.2	—	4.2	—	0.8
Issuance of common shares	—	—	—	—	0.3
Dividends to OneBeacon U.S. Enterprises Holdings, Inc.	(15.0)	—	(15.0)	—	—
Dividends	—	—	—	—	(0.7)
Contributions	—	—	—	—	0.5
Distributions	—	—	—	—	(0.9)
Other comprehensive income, after tax	0.2	—	—	0.2	—
Balances at June 30, 2010	$1,380.9	$970.5	$416.4	$(6.0)	$19.1

See Notes to Consolidated Financial Statements.

ONEBEACON U.S. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 30,
	2011	2010
	($ in millions)
Cash flows from operations:
Net income including noncontrolling interests	$45.2	$5.0
Charges (credits) to reconcile net income to cash flows used for operations:
Net realized and unrealized investment gains	(31.8)	(28.0)
Net other realized losses	11.7	10.8
Deferred income tax expense	8.2	1.3
Other operating items:
Net change in loss and LAE reserves	(164.0)	(76.9)
Net change in unearned premiums	(57.5)	(44.4)
Net change in ceded reinsurance payable	(98.3)	135.9
Net change in ceded unearned premiums	87.7	(121.6)
Net change in premiums receivable	(1.9)	5.2
Net change in reinsurance recoverable on paid and unpaid losses	95.6	65.6
Net change in other assets and liabilities	(28.9)	(40.1)
Net cash used for operations	(134.0)	(87.2)
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	69.7	(517.2)
Maturities of fixed maturity investments	243.6	809.0
Sales of fixed maturity investments	707.7	512.1
Sales of common equity securities	26.5	37.1
Sales of convertible bonds	28.1	67.4
Distributions and redemptions of other investments	26.6	0.6
Purchases of fixed maturity investments	(739.8)	(481.2)
Purchases of common equity securities	(28.5)	(87.8)
Purchases of convertible bonds	(10.8)	(27.7)
Contributions for other investments	(3.1)	(32.6)
Net change in unsettled investment purchases and sales	6.1	44.4
Net acquisitions of property and equipment	(2.9)	(1.2)
Net cash provided from investing activities	323.2	322.9
Cash flows from financing activities:
Repayment of debt	—	(14.0)
Repurchases of debt	(161.6)	(197.3)
Cash dividends paid to OneBeacon U.S. Enterprises Holdings, Inc.	(19.4)	(15.0)
Return of capital to OneBeacon U.S. Enterprises Holdings, Inc.	(10.6)	—
Net cash used for financing activities	(191.6)	(226.3)
Net (decrease) increase in cash during period	(2.4)	9.4
Cash reclassified to assets held for sale	—	(9.1)
Net (decrease) increase after reclassification of cash to assets held for sale	(2.4)	0.3
Cash balance at beginning of period	33.2	43.6
Cash balance at end of period	$30.8	$43.9

Supplemental cash flows information:
Interest paid	$10.8	$18.1
Tax payments, including payments made under tax sharing agreements	10.9	36.3

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

OBH was created in 2000 by White Mountains Insurance Group, Ltd. (“White Mountains”) to acquire and subsequently be the holding company for OneBeacon Insurance Group LLC (together with its subsidiaries, “OneBeacon”). On June 1, 2001, OBH acquired OneBeacon from Aviva plc (“Aviva”, formerly CGNU), (the “OneBeacon Acquisition”). During 2006, White Mountains undertook an internal reorganization and formed OneBeacon Insurance Group, Ltd. (“OBIG”) for the purpose of holding certain of its property and casualty insurance businesses. As part of this reorganization, certain of White Mountains’ businesses that were historically indirect wholly-owned subsidiaries of White Mountains, including OBH, became indirect wholly-owned subsidiaries of OBIG. As of June 30, 2011, White Mountains owned 75.5% of OBIG’s common shares. Within this report, the term “OB Holdings” is used to refer to one or more entities within the consolidated organization, as the context requires. The Company is a U.S.-based company with its corporate headquarters located at 601 Carlson Parkway, Minnetonka, Minnesota 55305.

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

Historically, OB Holdings has offered a range of specialty, commercial and personal products and services, however, in the wake of recent transactions OB Holdings is now focused exclusively on specialty business. On December 3, 2009, OB Holdings sold the renewal rights to its non-specialty commercial lines business and on July 1, 2010, OB Holdings completed the sale of its traditional personal lines business (Note 2). To better align OB Holdings’ operating and reporting structure with its business profile as a result of the transactions, OB Holdings revised its segment structure into Specialty Insurance Operations, Other Insurance Operations and Investing, Financing and Corporate Operations, as described above. As part of the resegmentation, agency results for business written on OB Holdings paper for which OB Holdings has an ownership interest have been reclassified within the underwriting results. The prior periods have been reclassified to conform to the current presentation. See Note 7.

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

Recently Issued Accounting Pronouncements

Policy Acquisition Costs

On October 13, 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, codified within Accounting Standards Codification (“ASC”) 944. The new standard changes the types of policy acquisition costs that are eligible for deferral. Specifically, the new guidance limits deferrable costs to those that are incremental direct costs of contract acquisition and certain costs related to acquisition activities performed by the insurer, such as underwriting, policy issuance and processing, medical and inspection costs and sales force contract selling. ASU 2010-26 defines incremental direct costs as those costs that result directly from and were essential to the contract acquisition and would not have been incurred absent the acquisition. Accordingly, under the new guidance, deferrable acquisition costs are limited to costs related to successful contract acquisitions. Acquisition costs that are not eligible for deferral are to be charged to expense in the period incurred.

ASU 2010-26 is effective for interim periods and annual fiscal years beginning after December 15, 2011 and may be applied prospectively or retrospectively. OB Holdings is currently evaluating the effect the adoption of ASU 2010-26 will have on its financial position and results of operations.

Fair Value Measurements and Disclosures

On May 12, 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS. ASU 2011-04 clarifies existing guidance with respect to the concepts of highest and best use and valuation premise and measuring instruments classified within a reporting entity’s shareholders’ equity. ASU 2011-04 also clarifies disclosure requirements, requiring disclosure of quantitative information about unobservable inputs used in Level 3 fair value measurements. ASU 2011-04 also amends existing guidance. In circumstances where a reporting entity manages a portfolio of financial assets and liabilities based on the net market and counterparty credit risk exposures, ASU 2011-04 permits determination of the fair value of those instruments to be based on the net risk exposure. In addition, ASU 2011-04 permits the application of premiums or discounts to be applied in a fair value measurement to the extent that market participants would consider them in valuing the financial instruments. ASU 2011-04 also expands the required disclosures for Level 3 measurements, requiring that reporting entities provide a narrative description of the sensitivity of Level 3 fair value measurements to changes in unobservable inputs and the interrelationships between those inputs, if any. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. OB Holdings is currently evaluating the effect the adoption of ASU 2011-04 will have on its financial position and results of operations.

NOTE 2. Acquisitions and Dispositions

During the first six months of 2011, there were no acquisitions or dispositions. Except as described below with respect to the Personal Lines Transaction, during the first six months of 2010, there were no acquisitions or dispositions.

On July 1, 2010, OBIG and certain of its subsidiaries completed the sale of its traditional personal lines business (the “Personal Lines Transaction”) to Tower Group, Inc. (“Tower”). The Personal Lines Transaction included two insurance companies, York Insurance Company of Maine (“York”) and Massachusetts Homeland Insurance Company (“MHIC”), through which the majority of the traditional personal lines business was written on a direct basis, two attorneys-in-fact managing the reciprocal insurance exchanges (“reciprocals”) that wrote the traditional personal lines business in New York and New Jersey, the surplus notes issued by the New York and New Jersey reciprocals and the remaining renewal rights to certain other traditional personal lines insurance policies. In addition, the Personal Lines Transaction included the execution of reinsurance agreements with certain subsidiaries of the Company pursuant to which OneBeacon cedes, on a 100% quota share basis, traditional personal lines business not directly written by York and MHIC and assumes, on a 100% quota share basis, non-traditional personal lines business written directly by York. During the second quarter of 2011, OneBeacon and Tower reached agreement on post-closing adjustments resulting in no material change to the $24.6 million after tax net gain on sale that OB Holdings had recorded during 2010. OB Holdings’ financial statements for the second quarter of 2010 included a $5.6 million tax benefit, a component of the net gain recorded upon completion of the sale, related to the difference between the tax basis of the companies sold as part of the Personal Lines Transaction and the net asset value of those entities under GAAP.

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

NOTE 3. Reserves for Unpaid Loss and LAE

The following table summarizes the loss and LAE reserve activities of OB Holdings’ insurance subsidiaries for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	($ in millions)
Gross beginning balance	$3,224.7	$3,991.3	$3,295.5	$3,934.8
Less beginning reinsurance recoverable on unpaid losses	(1,864.0)	(2,200.8)	(1,893.2)	(2,192.9)
Net loss and LAE reserves	1,360.7	1,790.5	1,402.3	1,741.9
Loss and LAE incurred relating to:
Current year losses	161.9	280.2	311.6	619.9
Prior year losses	(10.1)	(18.3)	(15.2)	(24.3)
Total incurred loss and LAE	151.8	261.9	296.4	595.6
Loss and LAE paid relating to:
Current year losses	(61.2)	(132.9)	(89.3)	(205.9)
Prior year losses	(145.7)	(180.0)	(303.8)	(392.1)
Total loss and LAE payments	(206.9)	(312.9)	(393.1)	(598.0)
Net loss and LAE reserves	1,305.6	1,739.5	1,305.6	1,739.5
Net loss and LAE reserves reclassified to held for sale	—	(231.0)	—	(231.0)
Net ending balance	1,305.6	1,508.5	1,305.6	1,508.5
Plus ending reinsurance recoverable on unpaid losses	1,825.9	2,100.7	1,825.9	2,100.7
Gross ending balance	$3,131.5	$3,609.2	$3,131.5	$3,609.2

During the three months ended June 30, 2011, OB Holdings experienced $10.1 million of favorable loss and LAE reserve development on prior accident year loss reserves, with $7.1 million in Specialty Insurance Operations and $3.0 million in Other Insurance Operations. The favorable loss reserve development was primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and other general liability lines. During the three months ended June 30, 2010, OB Holdings experienced $18.3 million of favorable loss and LAE reserve development on prior accident year loss reserves, with $8.3 million in Specialty Insurance Operations and $10.0 million in Other Insurance Operations. The favorable loss reserve development was primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and other general liability lines. The favorable development also included a one-time $6.5 million release of commercial and personal auto reserves associated with participation in an involuntary auto pool.

During the six months ended June 30, 2011, OB Holdings experienced $15.2 million of favorable loss and LAE reserve development on prior accident year loss reserves, with $8.3 million in Specialty Insurance Operations and $6.9 million in Other Insurance Operations. The favorable loss reserve development was primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and other general liability lines. During the six months ended June 30, 2010, OB Holdings experienced $24.3 million of favorable loss and LAE reserve development on prior accident year loss reserves, with $11.0 million in Specialty Insurance Operations and $13.3 million Other Insurance Operations. The favorable loss reserve development was primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and other general liability lines. The favorable development also included a one-time $6.5 million release of commercial and personal auto reserves associated with participation in an involuntary auto pool.

In connection with purchase accounting for the OneBeacon Acquisition, OB Holdings was required to adjust to fair value the loss and LAE reserves and the related reinsurance recoverables on the balance sheet. The net reduction to loss and LAE reserves was accreted through an income statement charge ratably with and over the period the claims were settled. As of both June 30, 2011 and December 31, 2010, the outstanding pre-tax unaccreted adjustment was $0.

NOTE 4. Reinsurance

In the normal course of business, OB Holdings’ insurance subsidiaries seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. OB Holdings remains liable for risks reinsured even if the reinsurer does not honor its obligations under reinsurance contracts.

Effective May 1, 2011, OB Holdings renewed its property catastrophe reinsurance program through April 30, 2012. The program provides coverage for OB Holdings’ property business as well as certain acts of terrorism. Under the program, the first $50.0 million of losses resulting from any single catastrophe are retained and the next $175.0 million of losses resulting from the catastrophe are reinsured in three layers, although OB Holdings retains a co-participation (26% of losses in excess of $50.0 million up to $100.0 million and 10% of losses in excess of $100.0 million up to $175.0 million). Any loss above $225.0 million would be retained in full. In the event of a catastrophe, OB Holdings’ property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.

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

At June 30, 2011, OB Holdings had $16.2 million of reinsurance recoverables on paid losses and $1,995.8 million (gross of $169.9 million in purchase accounting adjustments, as described in Note 3) that will become recoverable if claims are paid in accordance with current reserve estimates. Reinsurance contracts do not relieve OB Holdings of its obligations. Therefore, collectibility of balances due from its reinsurers is critical to OB Holdings’ financial strength. OB Holdings is selective in regard to its reinsurers, principally placing reinsurance with those reinsurers with strong financial condition, industry ratings and underwriting ability. Management monitors the financial condition and ratings of its reinsurers on an ongoing basis. As a result, uncollectible amounts have historically not been significant.

The following table provides a listing of OB Holdings’ top reinsurers for its insurance operations, excluding industry pools and associations and affiliates of OB Holdings, based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurers’ A.M. Best Company, Inc. (“A.M. Best”) ratings.

($ in millions)	Balance at June 30, 2011	% of total	A.M. Best Rating(1)
National Indemnity Company and General Reinsurance Corporation(2)	$1,491.4	74%	A	++
Hanover Insurance Company	113.6	6%	A
Tokio Marine and Nichido Fire(3)	64.2	3%	A	++
Tower Insurance Company	62.3	3%	A	-
Munich Reinsurance America	32.5	2%	A	+

(1)           A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen financial strength ratings), “A+” (Superior, which is the second highest of fifteen financial strength ratings), “A” (Excellent, which is the third highest of fifteen financial strength ratings) and “A-” (Excellent, which is the fourth highest of fifteen financial strength ratings).

(2)           Includes $193.5 million of Third-Party Recoverables (as defined below), which NICO (as defined below) would pay under the terms of the NICO Cover (as defined below) if they are unable to collect from third-party reinsurers.

(3)           Includes $37.1 million of reinsurance recoverables from various reinsurers that are guaranteed by Tokio Marine and Nichido Fire under the terms of a 100% quota share reinsurance agreement between Houston General Insurance Company and Tokio Marine and Nichido Fire.

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

Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OB Holdings’ third party reinsurers (“Third Party Reinsurers”) in existence at the time the NICO Cover was executed (“Third Party Recoverables”). As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OB Holdings. OB Holdings estimates that on an incurred basis it has used approximately $2.2 billion of the coverage provided by NICO at June 30, 2010. Since entering into the NICO Cover, approximately 8% of the $2.2 billion of utilized coverage relates to uncollectible Third Party Recoverables and settlements on Third Party Recoverables through June 30, 2011. Net losses paid totaled approximately $1.3 billion as of June 30, 2011. To the extent that actual experience differs from OB Holdings’ estimate of ultimate A&E losses and Third Party Recoverables, future losses could exceed the $320.2 million of protection remaining under the NICO Cover.

Pursuant to the GRC Cover, OB Holdings is not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. OB Holdings intends to seek reimbursement from GRC only for claims which result in payment patterns similar to those supporting its recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by OB Holdings on its own investments. This cost, if any, is expected to be nominal. During the three and six months ended June 30, 2011, $13.3 million and $47.1 million, respectively, was collected under the GRC Cover.

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

Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year. Short-term investments are carried at amortized cost, which approximated fair value as of June 30, 2011 and December 31, 2010.

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

OB Holdings’ net investment income is comprised primarily of interest income associated with OB Holdings’ fixed maturity investments, dividend income from its equity investments and interest income from its short-term investments. Net investment income for the three and six months ended June 30, 2011 and 2010 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	($ in millions)
Investment income:
Fixed maturity investments	$18.1	$24.3	$37.2	$52.0
Short-term investments	0.1	0.4	0.1	0.5
Common equity securities	1.0	1.1	2.3	1.9
Convertible bonds	0.7	1.4	1.7	3.0
Other investments	(0.4)	0.2	(0.4)	0.6
Gross investment income	19.5	27.4	40.9	58.0
Less investment expenses	(1.7)	(2.4)	(3.4)	(4.7)
Net investment income, pre-tax	$17.8	$25.0	$37.5	$53.3

The composition of net realized investment gains (losses), a component of net realized and unrealized investment gains (losses), consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	($ in millions)
Fixed maturity investments	$11.3	$5.6	$21.9	$30.0
Short-term investments	—	—	—	—
Common equity securities	1.3	1.3	3.8	1.6
Convertible bonds	1.1	6.4	4.4	10.5
Other investments (1)	2.8	(0.5)	7.6	(2.9)
Net realized investment gains (losses), pre-tax	$16.5	$12.8	$37.7	$39.2

(1)           The three and six months ended June 30, 2010 include $1.3 million of realized losses related to the impairment of a receivable related to an outstanding hedge fund redemption.

The net changes in fair value for the three and six months ended June 30, 2011 are as follows:

	Three months ended June 30, 2011			Six months ended June 30, 2011
	Changes in net unrealized gains and losses(1)	Changes in net foreign currency translation gains and losses(1)	Total net changes in fair value reflected in revenues(1)	Changes in net unrealized gains and losses(1)	Changes in net foreign currency translation gains and losses(1)	Total net changes in fair value reflected in revenues(1)
	($ in millions)
Fixed maturity investments	$1.0	$—	$1.0	$(2.9)	$0.1	$(2.8)
Short-term investments	—	0.1	0.1	—	0.1	0.1
Common equity securities	(5.1)	(0.1)	(5.2)	0.6	(0.1)	0.5
Convertible bonds	(3.8)	—	(3.8)	(6.6)	—	(6.6)
Other investments	1.3	—	1.3	2.9	—	2.9
Total	$(6.6)	$—	$(6.6)	$(6.0)	$0.1	$(5.9)

(1)   Includes changes in net deferred gains and losses on sales of investments between OB Holdings and entities under White Mountains’ common control of $(0.9) million and $(1.3) million, pre-tax, for the three and six months ended June 30, 2011, respectively.

The net changes in fair value for the three and six months ended June 30, 2010 are as follows:

	Three months ended June 30, 2010			Six months ended June 30, 2010
	Changes in net unrealized gains and losses(1)	Changes in net foreign currency translation gains and losses(1)	Total net changes in fair value reflected in revenues(1)	Changes in net unrealized gains and losses(1)	Changes in net foreign currency translation gains and losses(1)	Total net changes in fair value reflected in revenues(1)
	($ in millions)
Fixed maturity investments	$0.9	$(2.7)	$(1.8)	$(0.9)	$(0.1)	$(1.0)
Short-term investments	—	(0.6)	(0.6)	—	(0.9)	(0.9)
Common equity securities	(11.8)	—	(11.8)	(4.6)	—	(4.6)
Convertible bonds	(10.5)	—	(10.5)	(8.4)	—	(8.4)
Other investments	(2.5)	—	(2.5)	3.7	—	3.7
Total	$(23.9)	$(3.3)	$(27.2)	$(10.2)	$(1.0)	$(11.2)

(1)   Includes changes in net deferred gains and losses on sales of investments between OB Holdings and entities under White Mountains’ common control of $(0.4) million and $(1.3) million, pre-tax, for the three and six months ended June 30, 2010, respectively.

The components of OB Holdings’ ending net unrealized investment gains and losses, excluding the impact of net unrealized foreign currency translation gains and losses, on its investment portfolio as of June 30, 2011 and December 31, 2010 were as follows:

	June 30,	December 31,
	2011	2010
	($ in millions)
Investment securities:
Gross unrealized investment gains	$148.1	$161.0
Gross unrealized investment losses	(9.6)	(17.8)
Net unrealized gains from investment securities	138.5	143.2
Income taxes	(48.5)	(50.1)
Total net unrealized investment gains, after tax	$90.0	$93.1

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and carrying values of OB Holdings’ fixed maturity investments as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
U.S. Government and agency obligations	$219.9	$2.2	$—	$—	$222.1
Debt securities issued by corporations	713.3	38.1	(1.8)	—	749.6
Municipal obligations	2.0	—	—	—	2.0
Asset-backed securities	968.7	10.6	(1.5)	—	977.8
Foreign government obligations	7.7	0.6	—	0.1	8.4
Preferred stocks	76.9	6.1	—	—	83.0
Total fixed maturity investments	$1,988.5	$57.6	$(3.3)	$0.1	$2,042.9

	December 31, 2010
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
U.S. Government and agency obligations	$241.7	$9.0	$—	$—	$250.7
Debt securities issued by corporations	825.6	44.7	(5.4)	—	864.9
Municipal obligations	2.1	—	—	—	2.1
Asset-backed securities	1,027.6	9.1	(7.7)	—	1,029.0
Foreign government obligations	9.7	0.6	—	—	10.3
Preferred stocks	77.5	5.9	—	—	83.4
Total fixed maturity investments	$2,184.2	$69.3	$(13.1)	$—	$2,240.4

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and carrying values of OB Holdings’ common equity securities, convertible bonds and other investments as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
Common equity securities	$243.0	$50.8	$(2.2)	$—	$291.6
Convertible bonds	69.9	6.3	(1.0)	—	75.2
Other investments	128.0	33.4	(3.1)	—	158.3

	December 31, 2010
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
Common equity securities	$237.2	$48.4	$(0.4)	$0.1	$285.3
Convertible bonds	82.2	11.6	—	—	93.8
Other investments	144.0	31.7	(4.3)	—	171.4

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

As of both June 30, 2011 and December 31, 2010, approximately 90% of the investment portfolio recorded at fair value was priced based upon observable inputs.

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

In circumstances where the underlying investments are publicly traded, such as the investments made by hedge funds, the fair value of the underlying investments is determined using current market prices. In circumstances where the underlying investments are not publicly traded, such as the investments made by private equity funds, the private equity fund managers have considered the need for a liquidity discount on each of the underlying investments when determining the fund’s net asset value in accordance with ASC 820. In circumstances where OB Holdings’ portion of a fund’s net asset value is deemed to differ from fair value due to illiquidity or other factors associated with OB Holdings’ investment in the fund, including counterparty credit risk, the net asset value is adjusted accordingly. At June 30, 2011 and December 31, 2010, OB Holdings did not record a liquidity adjustment to the net asset value related to its investments in hedge funds or private equity funds.

As of both June 30, 2011 and December 31, 2010, other investments represented approximately 5% of the investment portfolio recorded at fair value. Other investments accounted for at fair value as of June 30, 2011 and December 31, 2010 were comprised of $53.6 million and $63.4 million, respectively, in hedge funds, $68.9 million and $72.7 million, respectively, in private equity funds and $14.1 million for both periods of an investment in a community reinvestment vehicle. At June 30, 2011 and December 31, 2010, OB Holdings held investments in 9 and 10 hedge funds, respectively, and 14 and 15 private equity funds, respectively. The largest investment in a single fund was $17.2 million and $24.6 million, respectively, at June 30, 2011 and December 31, 2010.

As of June 30, 2011 and December 31, 2010, other investments also included $21.7 million and $21.2 million, respectively, of an investment in a tax advantaged federal affordable housing development fund which is accounted for using the equity method.

The fair value measurements at June 30, 2011 and December 31, 2010 and their related inputs are as follows:

	Fair value at June 30, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$222.1	$222.1	$—	$—
Debt securities issued by corporations:
Consumer	265.2	—	265.2	—
Industrial	168.8	—	168.8	—
Financial	68.0	—	68.0	––
Communications	66.4	—	66.4	—
Energy	44.8	—	44.8	—
Basic materials	58.5	—	58.5	—
Utilities	63.0	—	63.0	—
Technology	14.9	—	14.9	—
Debt securities issued by corporations	749.6	—	749.6	—
Municipal obligations	2.0	—	2.0	—
Asset-backed securities	977.8	—	955.8	22.0
Foreign government obligations	8.4	7.6	0.8	—
Preferred stocks	83.0	—	12.7	70.3
Fixed maturity investments	2,042.9	229.7	1,720.9	92.3
Short-term investments	97.2	97.2	—	—
Common equity securities:
Financials	124.2	85.2	—	39.0
Basic Materials	49.6	49.6	—	—
Consumer	35.7	35.2	0.1	0.4
Energy	34.3	34.3	—	—
Utilities	23.0	20.1	—	2.9
Other	24.8	24.8	—	—
Common equity securities	291.6	249.2	0.1	42.3
Convertible bonds	75.2	—	75.2	—
Other investments(1)	136.6	—	—	136.6
Total(1)	$2,643.5	$576.1	$1,796.2	$271.2

	Fair value at December 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$250.7	$250.7	$—	$—
Debt securities issued by corporations:
Consumer	282.6	—	282.6	—
Industrial	212.7	—	212.7	—
Financial	85.7	—	85.7	—
Communications	70.9	—	70.9	—
Energy	60.7	—	60.7	—
Basic materials	76.8	—	76.8	—
Utilities	61.0	—	61.0	—
Technology	14.5	—	14.5	—
Debt securities issued by corporations	864.9	—	864.9	—
Municipal obligations	2.1	—	2.1	—
Asset-backed securities	1,029.0	—	1,001.3	27.7
Foreign government obligations	10.3	9.6	0.7	—
Preferred stocks	83.4	—	12.0	71.4
Fixed maturity investments	2,240.4	260.3	1,881.0	99.1
Short-term investments	166.8	166.8	—	—
Common equity securities:
Financials	104.1	66.7	—	37.4
Basic Materials	57.0	57.0	—	—
Consumer	50.0	49.9	0.1	—
Energy	36.0	33.7	—	2.3
Utilities	22.4	22.4	—	—
Other	15.8	15.7	0.1	—
Common equity securities	285.3	245.4	0.2	39.7
Convertible bonds	93.8	—	93.8	—
Other investments(1)	150.2	—	—	150.2
Total(1)	$2,936.5	$672.5	$1,975.0	$289.0

(1)           Excludes the carrying value of $21.7 million and $21.2 million, respectively, associated with a tax advantaged federal affordable housing development fund accounted for using the equity method as of June 30, 2011 and December 31, 2010.

At June 30, 2011 and December 31, 2010, OB Holdings held one private preferred stock that represented approximately 85% and 86%, respectively, of its preferred stock portfolio. OB Holdings used quoted market prices for similar securities that were adjusted to reflect management’s best estimate of fair value; this security is classified as a Level 3 measurement.

In addition to the investment portfolio described above, OB Holdings had $44.6 million and $41.3 million, respectively, of liabilities recorded at fair value and included in other liabilities as of June 30, 2011 and December 31, 2010. These liabilities relate to securities that have been sold short by a limited partnership that OB Holdings invests in and is required to consolidate in accordance with GAAP. As of June 30, 2011, $44.5 million of these liabilities have been classified as Level 1 measurements and $0.1 million of these liabilities have been classified as Level 2 measurements. As of December 31, 2010, all of the liabilities included in the $41.3 million have been classified as Level 1 measurements.

The following table summarizes the ratings of OB Holdings’ corporate debt securities as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	($ in millions)
AA	$49.7	$81.0
A	297.6	350.5
BBB	397.1	424.2
BB	0.7	8.8
Other	4.5	0.4
Debt securities issued by corporations	$749.6	$864.9

Rollforwards of Fair Value Measurements by Level

The changes in Level 1 fair value measurements for the three and six months ended June 30, 2011 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments	Total (1)
	($ in millions)
Balance at January 1, 2011	$260.3	$245.4	$—	$—	$505.7
Amortization/accretion	0.8	—	—	—	0.8
Total net realized and unrealized gains (losses)	1.9	9.6	—	—	11.5
Purchases	130.7	24.0	—	—	154.7
Sales	(130.9)	(24.7)	—	—	(155.6)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at March 31, 2011	$262.8	$254.3	$—	$—	$517.1
Amortization/accretion	0.6	—	—	—	0.6
Total net realized and unrealized gains (losses)	0.5	(4.4)	—	—	(3.9)
Purchases	39.5	11.9	—	—	51.4
Sales	(73.7)	(12.6)	—	—	(86.3)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at June 30, 2011	$229.7	$249.2	$—	$—	$478.9

(1)           Excludes short-term investments which are deemed to have a Level 1 designation.

The changes in Level 2 fair value measurements for the three and six months ended June 30, 2011 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments	Total
	($ in millions)
Balance at January 1, 2011	$1,881.0	$0.2	$93.8	$—	$1,975.0
Amortization/accretion	(4.2)	—	0.3	—	(3.9)
Total net realized and unrealized gains (losses)	—	—	0.5	—	0.5
Purchases	444.8	—	12.1	—	456.9
Sales	(528.6)	—	(21.1)	—	(549.7)
Transfers in	27.7	—	1.4	—	29.1
Transfers out	(1.4)	—	—	—	(1.4)
Balance at March 31, 2011	$1,819.3	$0.2	$87.0	$—	$1,906.5
Amortization/accretion	(3.4)	—	0.3	—	(3.1)
Total net realized and unrealized gains (losses)	15.5	(0.1)	(2.8)	—	12.6
Purchases	318.9	—	5.9	—	324.8
Sales	(429.4)	—	(15.2)	—	(444.6)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at June 30, 2011	$1,720.9	$0.1	$75.2	$—	$1,796.2

The changes in Level 3 fair value measurements for the three and six months ended June 30, 2011 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments(1)	Total(1)
	($ in millions)
Balance at January 1, 2011	$99.1	$39.7	$—	$150.2	$289.0
Amortization/accretion	—	—	—	—	—
Total net realized and unrealized gains (losses)	1.8	(1.3)	—	6.2	6.7
Purchases	0.3	3.7	—	1.8	5.8
Sales	—	(0.1)	—	(16.8)	(16.9)
Transfers in	—	—	—	—	—
Transfers out	(27.7)	—	—	—	(27.7)
Balance at March 31, 2011	$73.5	$42.0	$—	$141.4	$256.9
Amortization/accretion	—	—	—	—	—
Total net realized and unrealized gains (losses)	(3.4)	0.3	—	4.2	1.1
Purchases	22.2	—	—	0.8	23.0
Sales	—	—	—	(9.8)	(9.8)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at June 30, 2011	$92.3	$42.3	$—	$136.6	$271.2

(1)           Excludes the carrying value of $21.7 million associated with a tax advantaged federal affordable housing development fund accounted for using the equity method.

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

The following table summarizes the change in net unrealized gains or losses for assets designated as Level 3 for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	($ in millions)
Fixed maturity investments	$(3.1)	$(3.5)	$(1.3)	$(2.8)
Short-term investments	—	—	—	—
Common equity securities	3.1	1.5	1.8	3.9
Convertible bonds	—	—	—	—
Other investments	(1.3)	(2.5)	2.9	3.7
Total	$(1.3)	$(4.5)	$3.4	$4.8

Asset-backed Securities

OB Holdings purchases commercial and residential mortgage backed securities with the goal of maximizing its risk adjusted returns in the context of a diversified portfolio. OB Holdings’ non-agency commercial mortgage-backed portfolio (“CMBS”) is generally short tenor, fixed rate and structurally senior, with more than 20 points of subordination on average for fixed rate CMBS and more than 70 points of subordination on average for floating rate CMBS as of June 30, 2011. In general, subordination represents the percentage of principal loss on the underlying collateral that would have to occur before the security incurs a loss.  These collateral losses, instead, are first absorbed by other securities lower in the capital structure. OB Holdings believes this structural protection mitigates the risk of loss tied to refinancing challenges facing the commercial real estate market.  As of June 30, 2011, on average approximately 1% of the underlying loans were reported as non-performing for all CMBS held by OB Holdings. OB Holdings is not an originator of residential mortgage loans and did not hold any residential mortgage-backed securities (“RMBS”) categorized as sub-prime as of June 30, 2011. OB Holdings’ investments in hedge funds and private equity funds contain negligible amounts of sub-prime mortgage backed securities as of June 30, 2011. OB Holdings considers sub-prime mortgage backed securities to be those that have underlying loan pools that exhibit weak credit characteristics or are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., OB Holdings considers investments backed primarily by second-liens to be a sub-prime risk regardless of credit scores or other metrics).

There are also mortgage backed securities that OB Holdings categorizes as “non-prime” (also called “Alt A” or “A-”) that are backed by collateral that has overall credit quality between prime and sub-prime, as determined based on OB Holdings’ review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of June 30, 2011, OB Holdings did not hold any mortgage backed securities that were classified as non-prime. OB Holdings’ non-agency residential mortgage-backed portfolio is generally of moderate average life, fixed rate and structurally senior. OB Holdings does not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.

The following table summarizes the carrying value of OB Holdings’ asset-backed securities as of June 30, 2011 and December 31, 2010:

	June 30, 2011			December 31, 2010
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
	($ in millions)
Mortgage-backed securities:
Agency:
GNMA	$656.5	$634.5	$22.0	$657.6	$636.3	$21.3
FNMA	129.9	129.9	—	134.3	134.3	—
FHLMC	17.9	17.9	—	19.0	19.0	—
Total agency(1)	804.3	782.3	22.0	810.9	789.6	21.3
Non-agency:
Residential	8.1	8.1	—	6.4	—	6.4
Commercial	34.1	34.1	—	36.3	36.3	—
Total Non-agency	42.2	42.2	—	42.7	36.3	6.4
Total mortgage-backed securities	846.5	824.5	22.0	853.6	825.9	27.7
Other asset-backed securities:
Credit card receivables	54.9	54.9	—	67.8	67.8	—
Vehicle receivables	76.4	76.4	—	107.6	107.6	—
Total other asset-backed securities	131.3	131.3	—	175.4	175.4	—
Total asset-backed securities	$977.8	$955.8	$22.0	$1,029.0	$1,001.3	$27.7

(1)           Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage-backed Securities

The security issuance years of OB Holdings’ investments in non-agency RMBS and non-agency CMBS securities as of June 30, 2011 are as follows:

	Security Issuance Year
	Fair Value	2003	2005	2007	2010	2011
	($ in millions)
Non-agency RMBS	$8.1	$—	$—	$—	$8.1	$—
Non-agency CMBS	34.1	1.1	13.0	3.2	—	16.8
Total	$42.2	$1.1	$13.0	$3.2	$8.1	$16.8

Non-agency Residential Mortgage-backed Securities

The classification of the underlying collateral quality and the tranche levels of OB Holdings’ non-agency RMBS securities are as follows as of June 30, 2011:

	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
	($ in millions)
Prime	$8.1	$—	$8.1	$—
Sub-prime	—	—	—	—
Total	$8.1	$—	$8.1	$—

(1)           At issuance, Super Senior were rated AAA by Standard & Poor’s Rating Service (“Standard & Poor’s”) or Aaa by Moody’s Investors Service, Inc. (“Moody’s”) and were senior to other AAA or Aaa bonds.

(2)           At issuance, Senior were rated AAA by Standard & Poor’s and were senior to non-AAA bonds.

(3)           At issuance, Subordinate were not rated AAA by Standard & Poor’s and were junior to other bonds.

Non-agency Commercial Mortgage-backed Securities

The amount of fixed and floating rate securities and their tranche levels are as follows as of June 30, 2011:

	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
	($ in millions)
Fixed rate CMBS	$20.1	$2.1	$18.0	$—
Floating rate CMBS	14.0	14.0	—	—
Total	$34.1	$16.1	$18.0	$—

(1)           At issuance, Super Senior were rated AAA by Standard & Poor’s and were senior to other AAA bonds.

(2)           At issuance, Senior were rated AAA by Standard & Poor’s or Aaa by Moody’s and were senior to non-AAA or non-Aaa bonds.

(3)           At issuance, Subordinate were not rated AAA by Standard & Poor’s and were senior to other bonds.

Other Investments

OB Holdings holds investments in hedge funds and private equity funds which are included in other investments. The fair value of these investments has been estimated using the net asset value of the funds. The decrease in the fair value of hedge funds and private equity funds is due to net redemptions during the period. The following table summarizes investments in hedge funds and private equity funds at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
	($ in millions)
Hedge funds
Long/short credit and distressed	$15.4	$—	$15.1	$—
Long bank loan	0.4	—	2.0	—
Long/short equity	35.4	—	39.8	—
Long/short equity activist	2.4	—	6.5	—
Total hedge funds	$53.6	$—	$63.4	$—
Private equity funds
Insurance	$3.4	$0.1	$3.5	$0.1
Distressed residential real estate	17.1	—	24.6	—
Energy infrastructure and services	15.7	4.6	13.6	5.2
Healthcare	1.2	3.5	0.8	4.0
Multi-sector	19.4	5.7	19.1	6.3
Private equity secondaries	7.5	2.7	6.9	2.9
Real estate	4.6	0.5	4.2	0.7
Total private equity funds	$68.9	$17.1	$72.7	$19.2
Total hedge funds and private equity funds(1)	$122.5	$17.1	$136.1	$19.2

(1)           Other investments also includes $14.1 million of an investment in a community reinvestment vehicle as of June 30, 2011 and December 31, 2010 and $21.7 million and $21.2 million, respectively, of an investment in a tax advantaged federal affordable housing development fund as of June 30, 2011 and December 31, 2010.

Redemptions of investments in certain funds are subject to restrictions including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. The following summarizes the June 30, 2011 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Hedge Funds—Active Funds
	30 - 59 days notice	60 - 89 days notice	90 - 119 days notice	120+ days notice	Total
	($ in millions)
Redemption frequency
Monthly	$—	$—	$—	$5.7	$5.7
Quarterly	25.3	8.2	11.6	—	45.1
Annual	—	—	2.4	0.4	2.8
Total	$25.3	$8.2	$14.0	$6.1	$53.6

Certain of the hedge fund investments are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund’s underlying investments are liquidated. At June 30, 2011, $1.7 million of hedge funds were in liquidation. The actual amount of the final distribution is subject to market fluctuations. The date at which such distributions will be received is not determinable at June 30, 2011.

OB Holdings has also submitted redemption requests for certain of its investments in active hedge funds. At June 30, 2011, redemptions of $2.2 million were outstanding. The date at which such redemptions will be received is not determinable at June 30, 2011. Redemptions are recorded as receivables when approved by the hedge funds and when no longer subject to market fluctuations.

Investments in private equity funds are generally subject to “lock-up” periods during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investment. In addition, certain private equity funds provide an option to extend the lock-up period at either the sole discretion of the fund manager or upon agreement between the fund and the investors. At June 30, 2011, investments in private equity funds were subject to lock-up periods as follows:

	1 - 3 years	3 - 5 years	5 - 10 years	>10 years	Total
	($ in millions)
Private Equity Funds—expected lock-up period remaining	$20.5	$—	$48.4	$—	$68.9

NOTE 6. Debt

OB Holdings’ debt outstanding as of June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
	($ in millions)
Senior unsecured notes, at face value	$269.9	$419.9
Unamortized original issue discount	(0.2)	(0.3)
Senior unsecured notes, carrying value	$269.7	$419.6

Senior Notes

In May 2003, the Company issued $700.0 million face value of senior unsecured debt through a public offering, at an issue price of 99.7% (the “Senior Notes”) and received $693.4 million of proceeds. The Senior Notes bear an annual interest rate of 5.875%, payable semi-annually in arrears on May 15 and November 15, until maturity on May 15, 2013, and are fully and unconditionally guaranteed as to the payment of principal and interest by White Mountains pursuant to a separation agreement. Refer to “Note 16. Related Party Disclosures” of the Company’s 2010 Annual Report on Form 10-K. The Company incurred $7.3 million in expenses related to the issuance of the Senior Notes (including the $4.5 million underwriting discount), which have been deferred and are being recognized into interest expense over the life of the Senior Notes. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 6.0% per annum. At June 30, 2011, the Company was in compliance with all of the covenants under the Senior Notes.

On March 24, 2011, the Company commenced a cash tender offer for up to $150.0 million in aggregate principal amount of the Senior Notes at a price of $1,045 per $1,000 principal amount. The cash tender offer, which was not subject to the tender of any minimum principal amount of Senior Notes, expired on April 20, 2011. Holders of Senior Notes who tendered on or before April 6, 2011 received an early tender payment of $30 for every $1,000 principal amount of Senior Notes validly tendered. Payment for the Senior Notes included accrued and unpaid interest up to the settlement date. The Company accepted and retired $150.0 million aggregate principal amount of the Senior Notes for $161.6 million, which resulted in a $12.0 million pre-tax loss, including transaction fees.

On May 3, 2010, the Company commenced a cash tender offer for up to $200.0 million in aggregate principal amount of the Senior Notes at a price of $1,027.50 per $1,000 principal amount. The cash tender offer, which was not subject to the tender of any minimum principal amount of Senior Notes, expired on May 28, 2010. Holders of Senior Notes who tendered on or before May 14, 2010 received an early tender payment of $30 for every $1,000 principal amount of Senior Notes validly tendered. Payment for the Senior Notes included accrued and unpaid interest up to the settlement date. The Company accepted and retired $156.4 million aggregate principal amount of the Senior Notes, of which $155.2 million was tendered by the early tender deadline, for purchase for $165.4 million, which resulted in a $9.6 million pre-tax loss, including transaction fees.

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

Other Debt of Operating Subsidiaries

In April 2011, OBH entered into a $200.0 million revolving credit facility with Mill Shares Holdings., Ltd., a subsidiary of OBIG, that matures in December 2013. In May 2011, OBH had drawn $40.0 million on the facility. In June 2011, OBH repaid the $40.0 million that had been drawn on the facility.

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

NOTE 7. Segment Information

To better align its operating and reporting structure with OB Holdings’ go-forward business profile that resulted from the sale of the non-specialty commercial lines business (the “Commercial Lines Transaction”) to The Hanover Insurance Group (“The Hanover”) and the Personal Lines Transaction, which have transformed OB Holdings into a specialty lines company, management re-evaluated its segments during the fourth quarter of 2010 to determine the most effective management reporting structure. As a result, OB Holdings’ reportable segments are: (1) Specialty Insurance Operations, (2) Other Insurance Operations and (3) Investing, Financing and Corporate Operations. OB Holdings made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the chief operating decision makers and OBIG’s Board of Directors.

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

Financial information for OB Holdings’ segments follows:

	Specialty Insurance Operations	Other Insurance Operations	Investing, Financing and Corporate Operations	Total
	($ in millions)
Three months ended June 30, 2011
Earned premiums	$246.9	$18.1	$—	$265.0
Loss and LAE	(139.0)	(12.8)	—	(151.8)
Policy acquisition expenses	(53.5)	(1.9)	—	(55.4)
Other underwriting expenses	(42.0)	(5.5)	—	(47.5)
Total underwriting income (loss)	12.4	(2.1)	—	10.3
Net investment income	—	—	17.8	17.8
Net realized and unrealized investment gains	—	—	9.9	9.9
Net other revenues (expenses)	0.1	0.6	(12.1)	(11.4)
General and administrative expenses	(0.4)	—	(0.4)	(0.8)
Interest expense on debt	—	—	(6.2)	(6.2)
Pre-tax income (loss)	$12.1	$(1.5)	$9.0	$19.6
Three months ended June 30, 2010
Earned premiums	$241.2	$187.1	$—	$428.3
Loss and LAE	(143.1)	(118.8)	—	(261.9)
Policy acquisition expenses	(50.9)	(40.4)	—	(91.3)
Other underwriting expenses	(34.8)	(23.7)	—	(58.5)
Total underwriting income	12.4	4.2	—	16.6
Net investment income	—	—	25.0	25.0
Net realized and unrealized investment losses	—	—	(14.4)	(14.4)
Net other revenues (expenses)	0.6	—	(10.6)	(10.0)
General and administrative expenses	(0.5)	(0.2)	(1.1)	(1.8)
Interest expense on debt	—	—	(7.9)	(7.9)
Pre-tax income (loss)	$12.5	$4.0	$(9.0)	$7.5
Six months ended June 30, 2011
Earned premiums	$488.8	$39.7	$—	$528.5
Loss and LAE	(271.6)	(24.8)	—	(296.4)
Policy acquisition expenses	(102.7)	(3.7)	—	(106.4)
Other underwriting expenses	(88.4)	(11.5)	—	(99.9)
Total underwriting income (loss)	26.1	(0.3)	—	25.8
Net investment income	—	—	37.5	37.5
Net realized and unrealized investment gains	—	—	31.8	31.8
Net other revenues (expenses)	0.2	1.5	(12.3)	(10.6)
General and administrative expenses	(0.9)	—	(1.1)	(2.0)
Interest expense on debt	—	—	(12.5)	(12.5)
Pre-tax income	$25.4	$1.2	$43.4	$70.0
Six months ended June 30, 2010
Earned premiums	$477.1	$404.4	$—	$881.5
Loss and LAE	(279.6)	(316.0)	—	(595.6)
Policy acquisition expenses	(99.2)	(89.6)	—	(188.8)
Other underwriting expenses	(75.9)	(56.8)	—	(132.7)
Total underwriting income (loss)	22.4	(58.0)	—	(35.6)
Net investment income	—	—	53.3	53.3
Net realized and unrealized investment gains	—	—	28.0	28.0
Net other revenues (expenses)	0.8	—	(11.6)	(10.8)
General and administrative expenses	(0.8)	(0.7)	(2.3)	(3.8)
Interest expense on debt	—	—	(17.0)	(17.0)
Pre-tax income (loss)	$22.4	$(58.7)	$50.4	$14.1

	Specialty Insurance Operations	Other Insurance Operations	Investing, Financing and Corporate Operations	Total
	($ in millions)
June 30, 2011
Total investments	$—	$—	$2,665.2	$2,665.2
Reinsurance recoverable on paid and unpaid losses	60.9	1,781.2	—	1,842.1
Deferred acquisition costs	116.2	3.0	—	119.2
Ceded unearned premiums	10.3	15.9	—	26.2
Loss and LAE reserves	861.3	2,270.2	—	3,131.5
Unearned premiums	510.2	59.8	—	570.0
Debt	—	—	269.7	269.7
December 31, 2010
Total investments	$—	$—	$2,957.7	$2,957.7
Reinsurance recoverable on paid and unpaid losses	60.1	1,877.6	—	1,937.7
Deferred acquisition costs	111.3	3.2	—	114.5
Ceded unearned premiums	10.8	103.1	—	113.9
Loss and LAE reserves	841.5	2,454.0	—	3,295.5
Unearned premiums	475.3	152.2	—	627.5
Debt	—	—	419.6	419.6

The following tables provide net written premiums, earned premiums and ratios for OB Holdings’ insurance operations by segment and in total, as well as for the three major underwriting units within Specialty Insurance Operations, for the three and six months ended June 30, 2011 and 2010:

($ in millions)	MGA Business	Specialty Industries	Specialty Products	Specialty Insurance Operations	Other Insurance Operations(1)	Total
Three months ended June 30, 2011
Net written premiums	$71.7	$102.9	$91.4	$266.0	$14.6	$280.6
Earned premiums	68.3	83.7	94.9	246.9	18.1	265.0
Ratios:
Loss and LAE	53.3%	50.9%	63.2%	56.3%	n/m	57.3%
Expense	41.6	40.4	35.1	38.7	n/m	38.8
Total GAAP combined	94.9%	91.3%	98.3%	95.0%	n/m	96.1%
Three months ended June 30, 2010
Net written premiums	$68.5	$86.5	$82.8	$237.8	$106.1	$343.9
Earned premiums	67.2	73.8	100.2	241.2	187.1	428.3
Ratios:
Loss and LAE	54.5%	52.7%	67.4%	59.3%	63.5%	61.1%
Expense	35.7	40.4	31.9	35.4	34.2	35.0
Total GAAP combined	90.2%	93.1%	99.3%	94.7%	97.7%	96.1%
Six months ended June 30, 2011
Net written premiums	$120.2	$188.5	$215.6	$524.3	$34.4	$558.7
Earned premiums	134.3	164.6	189.9	488.8	39.7	528.5
Ratios:
Loss and LAE	49.4%	53.9%	61.4%	55.6%	n/m	56.1%
Expense	41.8	41.4	35.2	39.1	n/m	39.0
Total GAAP combined	91.2%	95.3%	96.6%	94.7%	n/m	95.1%
Six months ended June 30, 2010
Net written premiums	$115.2	$164.1	$218.8	$498.1	$217.3	$715.4
Earned premiums	130.4	146.3	200.4	477.1	404.4	881.5
Ratios:
Loss and LAE	51.3%	55.8%	65.4%	58.6%	78.1%	67.6%
Expense	37.6	40.8	33.2	36.7	36.2	36.5
Total GAAP combined	88.9%	96.6%	98.6%	95.3%	114.3%	104.1%

(1)           As Other Insurance Operations consists primarily of business in run-off, GAAP ratios are not meaningful for the 2011 periods.

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

Subsequent to the Personal Lines Transaction, Houston General Insurance remains as OB Holdings’ only reciprocal. At June 30, 2011 and December 31, 2010, consolidated amounts related to Houston General Insurance included total assets of $113.1 million and $118.0 million, respectively, and total liabilities of $132.4 million and $136.2 million, respectively. At June 30, 2011, the net amount of capital at risk is equal to the surplus note of $23.7 million less the accumulated losses of $19.3 million which includes accrued interest on the surplus note of $15.7 million which eliminates in consolidation.

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

The components of net periodic benefit cost for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	($ in millions)
Service cost	$0.2	$0.2	$0.4	$0.4
Interest cost	1.3	1.5	2.6	3.0
Expected return on plan assets	(1.9)	(1.9)	(3.8)	(3.8)
Amortization of unrecognized loss	0.1	0.2	0.2	0.4
Net periodic pension income before special termination benefits expense	(0.3)	—	(0.6)	—
Special termination benefits expense(1)	0.2	0.2	0.4	0.4
Net periodic benefit (income) cost	$(0.1)	$0.2	$(0.2)	$0.4

(1)                                  Special termination benefits represent additional payments made from the Qualified Plan to certain vested participants when their employment was terminated due to a reduction in force.

OneBeacon does not expect to make a contribution to its Qualified Plan in 2011. OneBeacon anticipates contributing $2.4 million to the Non-qualified Plan, for which OneBeacon has assets held in a rabbi trust. As of June 30, 2011, $1.2 million in contributions have been made to the Non-qualified Plan.

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

OB Holdings records its share-based compensation in accordance with ASC 718. ASC 718 applies to new grants of share-based awards, award modifications and the remaining portion of the fair value of unvested awards. The unvested portion of OB Holdings performance share awards is subject to the fair value measurement and recognition requirements of ASC 718.

Performance Shares

The following summarizes performance share activity for performance shares whose value is based upon the market price of an underlying OBIG common share (“OB Performance Shares”) for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,
	2011		2010
	Target OB Performance Shares outstanding	Accrued expense	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	718,172	$8.4	1,812,337	$16.2
Payments and deferrals	—	—	—	—
New awards	—	—	6,449	—
Forfeitures and net change in assumed forfeitures	(46,445)	(0.3)	(48,363)	(0.4)
Expense (income) recognized	—	1.9	—	(0.6)
End of period	671,727	$10.0	1,770,423	$15.2

	Six months ended June 30,
	2011		2010
	Target OB Performance Shares outstanding	Accrued expense	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	1,464,295	$18.5	2,224,215	$15.1
Payments and deferrals (1)(2)	(936,150)	(10.5)	(682,344)	(2.3)
New awards	194,900	—	278,860	—
Forfeitures and net change in assumed forfeitures	(51,318)	(0.3)	(50,308)	(0.4)
Expense recognized	—	2.3	—	2.8
End of period	671,727	$10.0	1,770,423	$15.2

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

(2)                                 Performance share payments in 2010 for the 2007-2009 performance cycle were based upon a performance factor of 14.2%.

The following summarizes performance shares outstanding and accrued performance share expense at June 30, 2011 for each performance cycle:

	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Performance cycle:
2009—2011	268,035	$7.5
2010—2012	261,016	2.4
2011—2013	159,900	0.4
Sub-total	688,951	10.3
Assumed forfeitures	(17,224)	(0.3)
Total at June 30, 2011	671,727	$10.0

If 100% of the outstanding performance shares had been vested at June 30, 2011, the total additional compensation cost to be recognized would have been $5.7 million, based on accrual factors at June 30, 2011 (common share price and payout assumptions).

All performance shares earned and paid for the 2010-2012, 2009-2011, 2008-2010 and 2007-2009 performance cycles were settled in cash or by deferral into certain non-qualified deferred compensation plans of the Company’s subsidiaries.

NOTE 11.  Income Taxes

OBH and its subsidiaries are domiciled in the United States. Substantially all of OB Holdings’ operations are taxed in the United States.

OB Holdings’ income tax expense related to pre-tax income for the three months ended June 30, 2011 and 2010 represented net effective tax rates of 37.2% and 1.3%, respectively. The effective tax rate for the six months ended June 30, 2011 and 2010 represented net effective rates of 35.4% and 64.5%, respectively. The effective tax rate for the three and six months ended June 30, 2011 was higher than the U.S. statutory rate of 35% due to state income taxes and an increase in the valuation allowance for the insurance reciprocal. The effective tax rate for the three months ended June 30, 2010 was lower than the U.S. statutory rate of 35% due to recognition of a deferred tax asset for a higher tax basis in the companies sold as part of the Personal Lines Transaction, partially offset by an increase in the valuation allowance for insurance reciprocals. The effective tax rate for the six months ended June 30, 2010 was higher than the U.S. statutory rate of 35% due to an increase in the valuation allowance for insurance reciprocals, partially offset by recognition of a deferred tax asset for a higher tax basis in the companies sold as part of the Personal Lines Transaction.

In arriving at the effective tax rate for the three and six months ended June 30, 2011 and 2010, OneBeacon forecasted the change in net realized and unrealized investment gains or losses for the years ending December 31, 2011 and 2010, respectively, and included these gains or losses in the effective tax rate calculation pursuant to ASC 740-270.

OB Holdings classifies all interest and penalties on unrecognized tax benefits as part of income tax expense. With few exceptions, OB Holdings is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2005. OBH and its subsidiaries join in the filing of a federal consolidated tax return. The consolidated parent, which is not included in these financial statements, is OneBeacon U.S. Financial Services, Inc. (“OBFS”). In October 2008, the IRS commenced examination of OBFS’ U.S. income tax returns for 2005 and 2006. On January 5, 2011, OBFS received a revised Form 4549-A (Income Tax Discrepancy Adjustments) from the IRS relating to the examination of tax years 2005 and 2006. The estimated total assessment, including interest and utilization of alternative minimum and foreign tax credit carryovers, is $18.7 million. The total assessment relating to OB Holdings, including interest, is $19.4 million. OBFS disagrees with the adjustments proposed by the IRS and intends to defend its position. The timing of the resolution of these issues is uncertain, however, it is reasonably possible that the resolution could occur within the next twelve months. An estimate of the range of potential outcomes cannot be made at this time. When ultimately settled, OB Holdings does not expect the resolution of this examination to result in a material change to its financial position.

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

At June 30, 2011 and December 31, 2010, the fair value of OBH’s Senior Notes (its fixed-rate, long-term indebtedness) was $282.2 million and $435.1 million, respectively, which compared to a carrying value of $269.7 million and $419.6 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains “forward-looking statements.” Statements that are not historical in nature are forward-looking statements. OB Holdings cannot promise that our expectations in such forward-looking statements will turn out to be correct. OB Holdings’ actual results could be materially different from and worse than its expectations. See “Forward-Looking Statements” on page 49 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.

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

Recent Developments

To better align our operating and reporting structure with our business profile as a result of the transactions, we revised our segment structure into Specialty Insurance Operations, Other Insurance Operations and Investing, Financing and Corporate Operations. As part of the resegmentation, agency results for business written on our paper and in which we have an ownership interest have been reclassified within underwriting results. Previously, we reported and managed our business through an Insurance Operations segment and an Other Operations segment. Within the Insurance Operations segment, we reported and managed our specialty lines businesses within a specialty lines underwriting unit and our traditional personal lines businesses and AutoOne Insurance (AutoOne) within a personal lines underwriting unit, nearly all of which was subject to the Personal Lines Transaction. The Insurance Operations segment also included run-off business, which consisted primarily of non-specialty commercial lines business and other run-off business. Certain other activities conducted by the Company were included in our Other Operations segment. Investing and Financing activities were included within the Insurance Operations segment if they were owned or owed by insurance company legal entities or within the Other Operations segment if they were owned or owed by the Company. The prior periods have been reclassified to conform to the current presentation.

Results of Operations

Review of Consolidated Results

A summary of our consolidated financial results for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	($ in millions)
Net written premiums	$280.6	$343.9	$558.7	$715.4
Revenues
Earned premiums	$265.0	$428.3	$528.5	$881.5
Net investment income	17.8	25.0	37.5	53.3
Net realized and unrealized investment gains (losses)	9.9	(14.4)	31.8	28.0
Net other expenses	(11.4)	(10.0)	(10.6)	(10.8)
Total revenues	281.3	428.9	587.2	952.0
Expenses
Loss and LAE	151.8	261.9	296.4	595.6
Policy acquisition expenses	55.4	91.3	106.4	188.8
Other underwriting expenses	47.5	58.5	99.9	132.7
General and administrative expenses	0.8	1.8	2.0	3.8
Interest expense on debt	6.2	7.9	12.5	17.0
Total expenses	261.7	421.4	517.2	937.9
Pre-tax income	19.6	7.5	70.0	14.1
Income tax expense	(7.3)	(0.1)	(24.8)	(9.1)
Net income including noncontrolling interests	12.3	7.4	45.2	5.0
Less: Net income attributable to noncontrolling interests	(0.5)	(0.5)	(0.9)	(0.8)
Net income attributable to OB Holdings’ common shareholder	11.8	6.9	44.3	4.2
Change in other comprehensive income and loss items	—	—	0.1	0.2
Comprehensive income attributable to OB Holdings’ common shareholder	$11.8	$6.9	$44.4	$4.4

The following table provides ratios of our consolidated underwriting results for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Ratios:(1)(2)(3)(4)
Loss and LAE	57.3%	61.1%	56.1%	67.6%
Expense	38.8	35.0	39.0	36.5
Total GAAP combined	96.1%	96.1%	95.1%	104.1%

(1)                                  As part of the resegmentation, agency results for business written on OB Holdings paper and in which OB Holdings has an ownership interest have been reclassified within the underwriting results. Financial information for the prior periods has been reclassified to conform to this presentation.

(2)                                  Includes our long-term incentive compensation expense. For the three months ended June 30, 2011 and 2010, long-term incentive compensation expense increased our total combined ratio by 1.9 points and 0.9 points, respectively. For the six months ended June 30, 2011 and 2010, long-term incentive compensation expense increased our total combined ratio by 1.9 points and 1.8 points, respectively.

(3)                                  Includes loss and LAE relating to catastrophes. For the three months ended June 30, 2011 and 2010, total calendar year incurred loss and LAE relating to catastrophes increased our loss and LAE and total combined ratios by 5.2 points and 2.3 points, respectively, including development on prior accident year catastrophes which had no impact on our loss and LAE and total combined ratios. For the six months ended June 30, 2011 and 2010, total calendar year incurred loss and LAE relating to catastrophes increased our loss and LAE and total combined ratios by 4.5 points and 6.1 points, respectively, including development on prior accident year catastrophes which increased our loss and LAE and total combined ratios by 0.5 points and 0, respectively.

(4)                                  Prior accident year development, including development on catastrophes, for the three months ended June 30, 2011 and 2010 decreased our loss and LAE and total combined ratios by 3.8 points and 4.3 points, respectively. Prior accident year development, including development on catastrophes, for the six months ended June 30, 2011 and 2010 decreased our loss and LAE and total combined ratios by 2.9 points and 2.7 points, respectively.

Consolidated Results—Three months ended June 30, 2011 versus three months ended June 30, 2010

Our comprehensive income attributable to OB Holdings’ common shareholder was $11.8 million in the three months ended June 30, 2011, compared to $6.9 million in the three months ended June 30, 2010. Net income attributable to OB Holdings’ common shareholder was $11.8 million in the three months ended June 30, 2011, compared to $6.9 million in the three months ended June 30, 2010.

Our total revenues decreased 34.4% to $281.3 million in the three months ended June 30, 2011, compared to $428.9 million in the three months ended June 30, 2010. The decrease included a 38.1% reduction in earned premiums primarily due to the Personal Lines Transaction and the Commercial Lines Transaction. Net realized and unrealized investment gains (losses) increased 168.8% to $9.9 million, compared to $(14.4) million in the three months ended June 30, 2010. Net investment income decreased 28.8% to $17.8 million in the three months ended June 30, 2011 due to a 27.9% decline in average invested assets. The decline in average invested assets since June 30, 2010 was driven by the Personal Lines Transaction, repurchases of debt and the Commercial Lines Transaction, including the impact of claim payments related to non-specialty commercial lines reserves. Net other expenses increased to $11.4 million in the three months ended June 30, 2011, compared to $10.0 million in the three months ended June 30, 2010. The slight increase reflects a $12.0 million loss related to the purchase of a portion of our senior notes in the three months ended June 30, 2011, as compared to a $10.3 million loss related to the purchase of a portion of our senior notes in the three months ended June 30, 2010. During the three months ended June 30, 2011, we repurchased and retired $150.0 million aggregate principal of senior notes as a result of a cash tender offer. During the three months ended June 30, 2010, we repurchased and retired $174.6 million aggregate principal amount of senior notes, including $156.4 million as a result of a cash tender offer.

Our total expenses decreased 37.9% in the three months ended June 30, 2011 to $261.7 million, compared to $421.4 million in the three months ended June 30, 2010. Loss and LAE decreased 42.0% to $151.8 million in the three months ended June 30, 2011, reflective of the decrease in our book of business resulting from the Commercial Lines Transaction and Personal Lines Transaction, partially offset by higher current accident year catastrophe losses. Current accident year catastrophe losses were $13.7 million in the three months ended June 30, 2011, compared to $9.8 million in the three months ended June 30, 2010. Policy acquisition expenses decreased 39.3% to $55.4 million and other underwriting expenses decreased 18.8% to $47.5 million in the three months ended June 30, 2011, reflective of the shrink in our book of business resulting from the Commercial Lines Transaction and Personal Lines Transaction. General and administrative expenses decreased 55.6% to $0.8 million. Interest expense decreased 21.5% to $6.2 million in line with the reduction in outstanding debt.

Our income tax expense related to pre-tax income for the three months ended June 30, 2011 and 2010 represented net effective tax rates of 37.2% and 1.3%, respectively. The effective tax rate for the three months ended June 30, 2011 was higher than the U.S. statutory rate of 35% due to state income taxes and an increase in the valuation allowance for the insurance reciprocal. The effective tax rate for the three months ended June 30, 2010 was lower than the U.S. statutory rate of 35% due to recognition of a deferred tax asset for a higher tax basis in the companies sold as part of the Personal Lines Transaction, partially offset by an increase in the valuation allowance for insurance reciprocals. In arriving at the effective tax rate for the three months ended June 30, 2011 and 2010, we forecasted the change in net realized and unrealized investment gains or losses for the years ending December 31, 2011 and 2010, respectively, and included these gains or losses in the effective tax rate calculation pursuant to ASC 740-270.

Our GAAP combined ratio for the three months ended June 30, 2011 was unchanged at 96.1% from the three months ended June 30, 2010. The loss and LAE ratio decreased by 3.8 points to 57.3% while the expense ratio increased by 3.8 points to 38.8%. The decrease in the loss and LAE ratio was primarily due to a decrease in current accident year non-catastrophe losses. We experienced a number of large losses in our property and inland marine business within Specialty Insurance Operations during the three months ended June 30, 2010. The decrease was partially offset by current accident year catastrophe losses and less favorable loss reserve development. The three months ended June 30, 2011 included $13.7 million or 5.2 points of current accident year catastrophe losses, as compared to $9.8 million or 2.3 points of current accident year catastrophe losses in the three months ended June 30, 2010. The three months ended June 30, 2011 included $10.1 million or 3.8 points of favorable loss reserve development, as compared to $18.3 million or 4.3 points of favorable loss reserve development in the three months ended June 30, 2010. The favorable loss reserve development was primarily related to lower than expected severity on non-catastrophe losses on professional liability lines, multiple peril liability lines and other general liability lines. The favorable development in the three months ended June 30, 2010 also included a one-time $6.5 million release of commercial and personal auto reserves associated with participation in an involuntary auto pool. The expense ratio increased primarily due to other underwriting expenses that have not decreased proportionately with the reduction in earned premium associated with the exited businesses, partially offset by a decrease in policy acquisition expenses.

Consolidated Results—Six months ended June 30, 2011 versus six months ended June 30, 2010

Our comprehensive income attributable to OB Holdings’ common shareholder was $44.4 million in the six months ended June 30, 2011, compared to $4.4 million in the six months ended June 30, 2010. Net income attributable to OB Holdings’ common shareholder was $44.3 million in the six months ended June 30, 2011, compared to $4.2 million in the six months ended June 30, 2010.

Our total revenues decreased 38.3% to $587.2 million in the six months ended June 30, 2011, compared to $952.0 million in the six months ended June 30, 2010. The decrease included a 40.0% reduction in earned premiums primarily due to the Personal Lines Transaction and the Commercial Lines Transaction. Net realized and unrealized investment gains increased 13.6% to $31.8 million, compared to $28.0 million in the six months ended June 30, 2010. Net investment income decreased 29.6% to $37.5 million in the six months ended June 30, 2011 due to a 27.5% decline in average invested assets. The decline in average invested assets since June 30, 2010 was driven by the Personal Lines Transaction, repurchases of debt and the Commercial Lines Transaction, including the impact of claim payments related to non-specialty commercial lines reserves. Net other expenses decreased 1.9% to $10.6 million in the six months ended June 30, 2011, compared to $10.8 million in the six months ended June 30, 2010. The six months ended June 30, 2011 includes a $12.0 million loss related to the purchase of a portion of our senior notes, partially offset by $0.8 million in additional consideration for aggregate premium renewals exceeding $200 million related to the Commercial Lines Transaction, as compared to a $10.8 million loss related to the purchase of a portion of our senior notes in the six months ended June 30, 2010.

Our total expenses decreased 44.9% in the six months ended June 30, 2011 to $517.2 million, compared to $937.9 million in the six months ended June 30, 2010. Loss and LAE decreased 50.2% to $296.4 million in the six months ended June 30, 2011, reflective of the decrease in our book of business resulting from the Commercial Lines Transaction and Personal Lines Transaction, as well as lower current accident year catastrophe losses. Current accident year catastrophe losses were $21.0 million in the six months ended June 30, 2011, compared to $54.1 million in the six months ended June 30, 2010. The six months ended June 30, 2010, also included a number of large losses, particularly in businesses we have exited as well as our property and inland marine business. Policy acquisition expenses decreased 43.6% to $106.4 million and other underwriting expenses decreased 24.7% to $99.9 million in the six months ended June 30, 2011, reflective of the shrink in our book of business resulting from the Commercial Lines Transaction and Personal Lines Transaction. The six months ended June 30, 2010 included amortization of previously deferred acquisition costs within the non-specialty commercial lines business as a result of the Commercial Lines Transaction. Additionally, there were also changes in the overall mix of business and the mix of products offered within the businesses, partially offset by changes in the deferral rate of policy acquisition expenses to better align with the individual products within the respective businesses. General and administrative expenses decreased 47.4% to $2.0 million. Interest expense decreased 26.5% in line with the reduction in outstanding debt.

Our income tax expense related to pre-tax income for the six months ended June 30, 2011 and 2010 represented net effective tax rates of 35.4% and 64.5%, respectively. The effective tax rate for the six months ended June 30, 2011 was higher than the U.S. statutory rate of 35% due to state income taxes and an increase in the valuation allowance for the insurance reciprocal. The effective tax rate for the six months ended June 30, 2010 was higher than the U.S. statutory rate of 35% due to an increase in the valuation allowance for insurance reciprocals, partially offset by recognition of a deferred tax asset for a higher tax basis in the companies sold as part of the Personal Lines Transaction. In arriving at the effective tax rate for the six months ended June 30, 2011 and 2010, we forecasted the change in net realized and unrealized investment gains or losses for the years ending December 31, 2011 and 2010, respectively, and included these gains or losses in the effective tax rate calculation pursuant to ASC 740-270.

Our GAAP combined ratio for the six months ended June 30, 2011 decreased to 95.1% from 104.1% for the six months ended June 30, 2010. The loss and LAE ratio decreased by 11.5 points to 56.1% while the expense ratio increased by 2.5 points to 39.0%. As described above, the decrease in the loss and LAE ratio was primarily due to a decrease in current accident year non-catastrophe losses, as well as catastrophe losses. The six months ended June 30, 2011 include $21.0 million or 4.0 points of current accident year catastrophe losses, as compared to $54.1 million or 6.1 points of current accident year catastrophe losses in the six months ended June 30, 2010. We also experienced a number of large losses in our property and inland marine business within Specialty Insurance Operations and in our non-specialty commercial lines business within Other Insurance Operations during the six months ended June 30, 2010. The six months ended June 30, 2011 included $15.2 million or 2.9 points of favorable loss reserve development, as compared to $24.3 million or 2.7 points of favorable loss reserve development in the six months ended June 30, 2010. The favorable loss reserve development was primarily related to lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and other general liability lines. The favorable development also included a one-time $6.5 million release of commercial and personal auto reserves associated with participation in an involuntary auto pool. The expense ratio increased primarily due to other underwriting expenses that have not decreased proportionately with the reduction in earned premium associated with the exited businesses, partially offset by a decrease in policy acquisition expenses.

Summary of Operations By Segment

Specialty Insurance Operations is comprised of twelve underwriting units that are aggregated into three major underwriting units: MGA Business, Specialty Industries and Specialty Products. Other Insurance Operations includes AutoOne, the non-specialty commercial lines business and traditional personal lines business, other run-off business and certain purchase accounting adjustments relating to the OneBeacon Acquisition. Investing, Financing and Corporate Operations includes the investing and financing activities for OB Holdings on a consolidated basis, and certain other activities conducted by our top holding company, OneBeacon U.S. Holdings, Inc. (OBH). The prior periods have been reclassified to conform to the current presentation. Our segment information is presented in Note 7—“Segment Information” of the accompanying consolidated financial statements.

Specialty Insurance Operations

Financial results for our Specialty Insurance Operations segment for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	($ in millions)
Net written premiums	$266.0	$237.8	$524.3	$498.1
Earned premiums	$246.9	$241.2	$488.8	$477.1
Loss and LAE	(139.0)	(143.1)	(271.6)	(279.6)
Policy acquisition expenses	(53.5)	(50.9)	(102.7)	(99.2)
Other underwriting expenses	(42.0)	(34.8)	(88.4)	(75.9)
Total underwriting income	12.4	12.4	26.1	22.4
Net other revenues	0.1	0.6	0.2	0.8
General and administrative expenses	(0.4)	(0.5)	(0.9)	(0.8)
Pre-tax income	$12.1	$12.5	$25.4	$22.4

The following table provides net written premiums, earned premiums and underwriting ratios by major underwriting unit and Specialty Insurance Operations in total for the three and six months ended June 30, 2011 and 2010:

($ in millions)	MGA Business	Specialty Industries	Specialty Products	Specialty Insurance Operations
Three months ended June 30, 2011
Net written premiums	$71.7	$102.9	$91.4	$266.0
Earned premiums	68.3	83.7	94.9	246.9
Ratios:(1)(2)(3)
Loss and LAE	53.3%	50.9%	63.2%	56.3%
Expense	41.6	40.4	35.1	38.7
Total GAAP combined	94.9%	91.3%	98.3%	95.0%
Three months ended June 30, 2010
Net written premiums	$68.5	$86.5	$82.8	$237.8
Earned premiums	67.2	73.8	100.2	241.2
Ratios:(1)(2)(3)
Loss and LAE	54.5%	52.7%	67.4%	59.3%
Expense	35.7	40.4	31.9	35.4
Total GAAP combined	90.2%	93.1%	99.3%	94.7%
Six months ended June 30, 2011
Net written premiums	$120.2	$188.5	$215.6	$524.3
Earned premiums	134.3	164.6	189.9	488.8
Ratios:(1)(2)(3)
Loss and LAE	49.4%	53.9%	61.4%	55.6%
Expense	41.8	41.4	35.2	39.1
Total GAAP combined	91.2%	95.3%	96.6%	94.7%
Six months ended June 30, 2010
Net written premiums	$115.2	$164.1	$218.8	$498.1
Earned premiums	130.4	146.3	200.4	477.1
Ratios:(1)(2)(3)
Loss and LAE	51.3%	55.8%	65.4%	58.6%
Expense	37.6	40.8	33.2	36.7
Total GAAP combined	88.9%	96.6%	98.6%	95.3%

(1)                                  Includes our long-term incentive compensation expense. For the three months ended June 30, 2011 and 2010, long-term incentive compensation expense increased our Specialty Insurance Operations combined ratio by 1.8 points and 1.2 points, respectively. For each of the six months ended June 30, 2011 and 2010, long-term incentive compensation expense increased our Specialty Insurance Operations combined ratio by 1.9 points.

(2)                                 Includes loss and LAE relating to catastrophes. For the three months ended June 30, 2011 and 2010, total calendar year incurred loss and LAE relating to catastrophes increased our Specialty Insurance Operations loss and LAE and total combined ratios by 5.5 points and 4.1 points, respectively, including development on prior accident year catastrophes which decreased our Specialty Insurance Operations loss and LAE and total combined ratios by 0 and 0.1 points, respectively. For the six months ended June 30, 2011 and 2010, total calendar year incurred loss and LAE relating to catastrophes increased our Specialty Insurance Operations loss and LAE and total combined ratios by 4.6 points and 4.3 points, respectively, including development on prior accident year catastrophes which increased our Specialty Insurance Operations loss and LAE and total combined ratios by 0.3 points and 0, respectively.

(3)                                  Prior accident year development, including development on catastrophes, for the three months ended June 30, 2011 and 2010 decreased our Specialty Insurance Operations loss and LAE and total combined ratios by 2.8 points and 3.5 points, respectively. Prior accident year development, including development on catastrophes, for the six months ended June 30, 2011 and 2010 decreased our Specialty Insurance Operations loss and LAE and total combined ratios by 1.7 points and 2.3 points, respectively.

Specialty Insurance Operations—Three months ended June 30, 2011 versus three months ended June 30, 2010

Overview.  We reported a GAAP combined ratio of 95.0% for the three months ended June 30, 2011, essentially unchanged as compared to 94.7% for the three months ended June 30, 2010, with increases in the expense ratio almost entirely offset by decreases in the loss and LAE ratio. The slight increase in our combined ratio reflects higher other underwriting expenses and current accident year catastrophe losses primarily related to tornado activity in the southeastern United States in April, as well as lower favorable loss reserve development, essentially offset by lower current accident year non-catastrophe losses as the prior year period included significant large loss activity mainly related to OneBeacon Property and Inland Marine (PIM).

MGA Business.  Net written premiums for MGA Business increased by 4.7% to $71.7 million in the three months ended June 30, 2011 from $68.5 million in the three months ended June 30, 2010. The increase compared to the prior year period was primarily due to a $4.4 million increase in net written premiums from our collector cars and boats business driven by growth in new business as well as retention, partially offset by a $0.8 million decrease in net written premiums from OneBeacon Entertainment (OBE) and a $0.4 million decrease in net written premiums from A.W.G. Dewar (Dewar).

The MGA Business combined ratio for the three months ended June 30, 2011 increased to 94.9% from 90.2% for the three months ended June 30, 2010. The loss and LAE ratio decreased by 1.2 points to 53.3%, while the expense ratio increased by 5.9 points to 41.6%. The increase in the loss and LAE ratio reflects a 3.1 point decrease in current accident year losses, partially offset by a 1.9 point change in loss reserve development as compared to the prior year period. Current accident year non-catastrophe losses were 3.2 points lower than the prior year period as the three months ended June 30, 2010 included the impact of several large losses at OBE. The three months ended June 30, 2011 includes 2.0 points of current accident year catastrophe losses, primarily related to tornados in the southeastern and midwestern United States which impacted our collector cars and boats business, as compared to 1.9 points, primarily related to severe wind and rainstorms in the northeastern and southeastern United States which impacted our collector cars and boats business, in the three months ended June 30, 2010. The three months ended June 30, 2011 included 1.0 point of adverse loss reserve development, compared to 0.9 points of favorable loss reserve development primarily related to OBE. The increase in the expense ratio was driven by higher other underwriting expenses and higher policy acquisition expenses related to compensation.

Specialty Industries.  Net written premiums for Specialty Industries increased by 19.0% to $102.9 million in the three months ended June 30, 2011 from $86.5 million in the three months ended June 30, 2010. The increase compared to the prior year period was due to a $12.2 million increase in net written premiums from OneBeacon Accident Group (OBA), a $2.3 million increase in net written premiums from OneBeacon Energy Group (OBEG), a $1.8 million increase in net written premiums from OneBeacon Technology Insurance (OBTI) and a $0.9 million increase in net written premiums from OneBeacon Government Risks (OBGR), partially offset by a $0.8 million decrease in net written premiums from International Marine Underwriters (IMU). The increase was primarily due to new business at OBA as well as solid retention levels despite competition in the marketplace.

The Specialty Industries combined ratio for the three months ended June 30, 2011 decreased to 91.3% from 93.1% for the three months ended June 30, 2010. The loss and LAE ratio decreased by 1.8 points to 50.9% while the expense ratio remained flat at 40.4%. The decrease in the loss and LAE ratio was due to the impact of favorable loss reserve development. The three months ended June 30, 2011 included 4.1 points of favorable loss reserve development primarily related to OBTI and IMU, compared to no loss reserve development in the prior year period. The impact of the favorable loss reserve development was partially offset by a 2.3 point increase in current accident year losses, compared with the three months ended June 30, 2010. The three months ended June 30, 2011 included 2.7 points of current accident year catastrophe losses, primarily related to tornados in the southeastern and midwestern United States which impacted OBTI and OBGR, as compared to 2.6 points of current accident year catastrophe losses, primarily related to severe wind and rainstorms in a number of states. Within the expense ratio, a slight increase in other underwriting expenses was offset by a decrease in policy acquisition expenses.

Specialty Products.  Net written premiums for Specialty Products increased by 10.4% to $91.4 million in the three months ended June 30, 2011 from $82.8 million in the three months ended June 30, 2010. The increase was primarily due to a $6.7 million increase in net written premiums from OneBeacon Professional Insurance (OBPI) primarily related to new business within the professional liability line and solid retention levels, a $1.2 million increase in net written premiums from OneBeacon Specialty Property (OBSP) and $0.8 million in net written premiums from OneBeacon Excess and Surplus (OBES) which we began writing in 2011. Net written premiums at PIM were essentially flat as compared to the prior year period, reflecting a revised underwriting strategy.

The Specialty Products combined ratio for the three months ended June 30, 2011 decreased to 98.3% from 99.3% for the three months ended June 30, 2010. The loss and LAE ratio decreased by 4.2 points to 63.2% while the expense ratio increased by 3.2 points to 35.1%. The decrease in the loss and LAE ratio was primarily due to a 7.4 point decrease in current accident year losses, compared with the three months ended June 30, 2010. Current accident year non-catastrophe losses decreased 10.9 points. The three months ended June 30, 2010 included the impact of a number of large losses experienced at PIM. The decrease in current accident year losses was partially offset by current accident year catastrophe losses and less favorable loss reserve development. The three months ended June 30, 2011 included 10.3 points of current accident year catastrophe losses, primarily related to tornados in the southeastern and midwestern United States impacting PIM and OBPI, compared to 6.8 points of current accident year catastrophe losses, primarily related to severe wind and rainstorms in a number of states at PIM. Further, the three months ended June 30, 2011 included 4.5 points of favorable loss reserve development primarily related to professional liability, compared to 7.7 points of favorable loss reserve development related to professional liability in the prior year period. The increase in the expense ratio was primarily due to an increase in other underwriting expenses, as well as a slight increase in policy acquisition expenses.

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

For the three months ended June 30, 2011, our net combined ratio was higher than our gross combined ratio by 4.1 points, primarily due to the impact of the cost of property reinsurance and catastrophe reinsurance, and to a lesser extent the cost of facultative reinsurance and marine reinsurance. For the three months ended June 30, 2010, our net combined ratio was higher than our gross combined ratio by 3.4 points, primarily due to the cost of property reinsurance and catastrophe reinsurance, and to a lesser extent the cost of facultative reinsurance.

Specialty Insurance Operations—Six months ended June 30, 2011 versus six months ended June 30, 2010

Overview.  We reported a GAAP combined ratio of 94.7% for the six months ended June 30, 2011, compared to 95.3% for the six months ended June 30, 2010, with decreases in the loss and LAE ratio partially offset by increases in the expense ratio. The decrease in our combined ratio was primarily due to lower current accident year non-catastrophe losses, as the prior year period included significant large loss activity mainly related to PIM. Current accident year catastrophe losses were unchanged from the prior year period. The decrease was partially offset by lower favorable loss reserve development and higher other underwriting expenses.

MGA Business.  Net written premiums for MGA Business increased by 4.3% to $120.2 million in the six months ended June 30, 2011 from $115.2 million in the six months ended June 30, 2010. The increase compared to the prior year period was primarily due to a $6.5 million increase in net written premiums from our collector cars and boats business driven by growth in new business as well as retention, and a $0.3 million increase in net written premiums from Dewar, partially offset by a $1.8 million decrease in net written premiums from OBE.

The MGA Business combined ratio for the six months ended June 30, 2011 increased to 91.2% from 88.9% for the six months ended June 30, 2010. The loss and LAE ratio decreased by 1.9 points to 49.4%, while the expense ratio increased by 4.2 points to 41.8%. The decrease in the loss and LAE ratio reflects a decrease in current accident year catastrophe and non-catastrophe losses as compared with the prior year period. The six months ended June 30, 2011 includes 1.3 points of current accident year catastrophe losses, primarily related to tornados in the southeastern and midwestern United States which impacted our collector cars and boats business, as compared to 2.5 points, primarily related to severe wind and rainstorms in the northeastern and southeastern United States which impacted our collector cars and boats business, in the six months ended June 30, 2010. Additionally, current accident year non-catastrophe losses were 2.6 points lower than the prior year period as the six months ended June 30, 2010 included the impact of several large losses at OBE. The decrease was partially offset by a 1.9 point increase in adverse loss reserve development. The six months ended June 30, 2011 included 3.7 points of adverse loss reserve development, compared to 1.8 points of adverse loss reserve development primarily related to OBE for both periods. The increase in the expense ratio was driven by higher other underwriting expenses, as well as higher policy acquisition expenses related to compensation.

Specialty Industries.  Net written premiums for Specialty Industries increased by 14.9% to $188.5 million in the six months ended June 30, 2011 from $164.1 million in the six months ended June 30, 2010. The increase compared to the prior year period was due to a $13.3 million increase in net written premiums from OBA, a $5.9 million increase in net written premiums from OBGR, a $4.6 million increase in net written premiums from OBTI and a $3.9 million increase in net written premiums from OBEG. The increase was primarily due to new business at OBA as well as solid retention levels despite competition in the marketplace. These increases were partially offset by a $3.3 million decrease in net written premiums from IMU which reflects the competitive marketplace.

The Specialty Industries combined ratio for the six months ended June 30, 2011 decreased to 95.3% from 96.6% for the six months ended June 30, 2010. The loss and LAE ratio decreased by 1.9 points to 53.9% while the expense ratio increased by 0.6 points to 41.4%. The decrease in the loss and LAE ratio was primarily due to the impact of favorable loss reserve development. The six months ended June 30, 2011 included 4.1 points of favorable loss reserve development primarily related to OBTI, as well as IMU and OBGR, compared to 0.6 points of adverse loss reserve development primarily related to OBTI in the prior year period. This was partially offset by a 2.8 point increase in current accident year losses, compared with the six months ended June 30, 2010. The six months ended June 30, 2011 included 4.2 points of current accident year catastrophe losses, primarily related to storms and freezing weather in the northeastern and southwestern United States impacting IMU and tornados in the southeastern and midwestern United States impacting OBTI as well as OBGR and IMU, as compared to 2.7 points of current accident year catastrophe losses, primarily related to severe wind and rainstorms in the northeastern United States impacting IMU. The increase in the expense ratio was due to an increase in other underwriting expenses, partially offset by a small decrease in policy acquisition expenses.

Specialty Products.  Net written premiums for Specialty Products decreased by 1.5% to $215.6 million in the six months ended June 30, 2011 from $218.8 million in the six months ended June 30, 2010. The decrease was primarily due to a $5.1 million decrease in net written premiums from PIM, reflecting a revised underwriting strategy, and a $1.0 million decrease in net written premiums from OBPI primarily related to the medical excess line, partially offset by a $1.9 million increase in net written premiums from OBSP and $1.0 million in net written premiums from OBES which we began writing in 2011.

The Specialty Products combined ratio for the six months ended June 30, 2011 decreased to 96.6% from 98.6% for the six months ended June 30, 2010. The loss and LAE ratio decreased by 4.0 points to 61.4% while the expense ratio increased by 2.0 points to 35.2%. The decrease in the loss and LAE ratio was primarily due to a 7.6 point decrease in current accident year losses, compared with the six months ended June 30, 2010. Current accident year non-catastrophe losses decreased 7.4 points. The six months ended June 30, 2010 included the impact of a number of large losses experienced at PIM. The six months ended June 30, 2011 included 6.4 points of current accident year catastrophe losses, primarily related to tornados in the southeastern and midwestern United States as well as storms and freezing weather in the northeastern and southwestern United States impacting PIM and to a lesser extent within the financial services business of OBPI, compared to 6.6 points of current accident year catastrophe losses, primarily related to severe wind and rainstorms in the northeastern United States experienced in the first quarter and elsewhere in the United States in the second quarter. The decrease in current accident year losses was partially offset by less favorable loss reserve development. The six months ended June 30, 2011 included 3.6 points of favorable loss reserve development primarily related to professional liability, compared to 7.2 points of favorable loss reserve development related to professional liability in the prior year period. The increase in the expense ratio was primarily due to an increase in other underwriting expenses, partially offset by a slight decrease in policy acquisition expenses.

Reinsurance protection. For the six months ended June 30, 2011, our net combined ratio was higher than our gross combined ratio by 4.5 points, primarily due to the impact of the cost of property reinsurance and facultative reinsurance, and also the cost of catastrophe reinsurance and marine reinsurance. For the six months ended June 30, 2010, our net combined ratio was higher than our gross combined ratio by 2.9 points, primarily due to the cost of facultative reinsurance and catastrophe reinsurance.

Other Insurance Operations

Financial results for our Other Insurance Operations segment for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	($ in millions)
Net written premiums	$14.6	$106.1	$34.4	$217.3
Earned premiums	$18.1	$187.1	$39.7	$404.4
Loss and LAE	(12.8)	(118.8)	(24.8)	(316.0)
Policy acquisition expenses	(1.9)	(40.4)	(3.7)	(89.6)
Other underwriting expenses	(5.5)	(23.7)	(11.5)	(56.8)
Total underwriting (loss) income	(2.1)	4.2	(0.3)	(58.0)
Net other revenues	0.6	—	1.5	—
General and administrative expenses	—	(0.2)	—	(0.7)
Pre-tax (loss) income	$(1.5)	$4.0	$1.2	$(58.7)

As Other Insurance Operations consists primarily of business in run-off, GAAP ratios are not meaningful for the 2011 periods. The following table provides underwriting ratios for Other Insurance Operations for the three and six months ended June 30, 2010:

	Three months ended	Six months ended
	June 30, 2010
Ratios: (1)(2)(3)
Loss and LAE	63.5%	78.1%
Expense	34.2	36.2
Total GAAP combined	97.7%	114.3%

(1)                                  Includes our long-term incentive compensation expense. For the three months ended June 30, 2010, long-term incentive compensation expense increased our Other Insurance Operations combined ratio by 0.5 points. For the six months ended June 30, 2010, long-term incentive compensation expense increased our Other Insurance Operations combined ratio by 1.7 points.

(2)                                  Includes loss and LAE relating to catastrophes. For the three months ended June 30, 2010, total calendar year incurred loss and LAE relating to catastrophes increased our Other Insurance Operations loss and LAE and total combined ratios by 0.2 points, including development on prior accident year catastrophes which increased our Other Insurance Operations loss and LAE and total combined ratios by 0.3 points. For the six months ended June 30, 2010, total calendar year incurred loss and LAE relating to catastrophes increased our Other Insurance Operations loss and LAE and total combined ratios by 8.2 points, including development on prior accident year catastrophes which decreased our Other Insurance Operations loss and LAE and total combined ratios by 0.1 points.

(3)                                  Prior accident year development, including development on catastrophes, for the three months ended June 30, 2010 decreased our Other Insurance Operations loss and LAE and total combined ratios by 5.2 points. Prior accident year development, including development on catastrophes, for the six months ended June 30, 2010 decreased our Other Insurance Operations loss and LAE and total combined ratios by 3.3 points

Other Insurance Operations—Three months ended June 30, 2011 versus three months ended June 30, 2010

Net written premiums for Other Insurance Operations decreased by 86.2% to $14.6 million in the three months ended June 30, 2011 from $106.1 million in the three months ended June 30, 2010, primarily due to the Personal Lines Transaction which closed in July 2010. The three months ended June 30, 2010 included $87.6 million of net written premiums related to the exited businesses. Further, net written premiums at AutoOne decreased by 18.9% to $15.0 million primarily due to actions taken to reduce our exposure in the voluntary private passenger automobile market.

Other Insurance Operations generated an underwriting loss of $2.1 million in the three months ended June 30, 2011, compared to underwriting income of $4.2 million in the three months ended June 30, 2010. Underwriting results from AutoOne were essentially unchanged from that for the prior year period. Underwriting results for the three months ended June 30, 2010 benefited from favorable loss reserve development, mainly due to lower than expected severity in commercial package business, the impact of which was partially offset by higher-than-average levels of large losses in the non-specialty commercial businesses and in the automobile line.

Other Insurance Operations—Six months ended June 30, 2011 versus six months ended June 30, 2010

Net written premiums for Other Insurance Operations decreased by 84.2% to $34.4 million in the six months ended June 30, 2011 from $217.3 million in the six months ended June 30, 2010, primarily due to the Personal Lines Transaction which closed in July 2010. The six months ended June 30, 2010 included $176.0 million of net written premiums related to the exited businesses. Further, net written premiums at AutoOne decreased by 19.4% to $33.3 million primarily due to actions taken to reduce our exposure in the voluntary private passenger automobile market.

Other Insurance Operations generated an underwriting loss of $0.3 million in the six months ended June 30, 2011, compared to $58.0 million in the six months ended June 30, 2010. The decrease in underwriting loss as compared to the prior year period reflects the impact of exiting businesses as a result of completing the Personal Lines Transaction and the Commercial Lines Transaction. The six months ended June 30, 2010 included significant catastrophe activity, primarily related to severe wind and rainstorms in the northeastern United States, and higher-than-average levels of large losses in the non-specialty commercial businesses and in the automobile line. Underwriting results from AutoOne were essentially unchanged from that for the prior year period.

Investing, Financing and Corporate Operations

A summary of results from our Investing, Financing and Corporate Operations segment for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	($ in millions)
Net investment income	$17.8	$25.0	$37.5	$53.3
Net realized and unrealized investment gains (losses)	9.9	(14.4)	31.8	28.0
Net other expenses	(12.1)	(10.6)	(12.3)	(11.6)
General and administrative expenses	(0.4)	(1.1)	(1.1)	(2.3)
Interest expense	(6.2)	(7.9)	(12.5)	(17.0)
Pre-tax income (loss)	$9.0	$(9.0)	$43.4	$50.4

Investing, Financing and Corporate Operations— Three months ended June 30, 2011 versus three months ended June 30, 2010

Investing, Financing and Corporate Operations reported pre-tax income of $9.0 million in the three months ended June 30, 2011, compared to a pre-tax loss of $9.0 million in the three months ended June 30, 2010. The increase was primarily due to an increase in net realized and unrealized investment gains (losses), partially offset by a decrease in net investment income. Net realized and unrealized investment gains (losses) increased to $9.9 million in the three months ended June 30, 2011, compared to $(14.4) million in the prior year period, while net investment income decreased to $17.8 million in the three months ended June 30, 2011, compared to $25.0 million in the prior year period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Investment Results”. The decrease in interest expense reflects actions taken to reduce outstanding debt. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financing”. Net other expenses increased due to a $12.0 million loss related to the purchase of a portion of our senior notes in the three months ended June 30, 2011, compared to a $10.3 million loss related to the purchase of a portion of our senior notes in the three months ended June 30, 2010.

Investing, Financing and Corporate Operations— Six months ended June 30, 2011 versus six months ended June 30, 2010

Investing, Financing and Corporate Operations reported pre-tax income of $43.4 million in the six months ended June 30, 2011, compared to pre-tax income of $50.4 million in the six months ended June 30, 2010. The decrease was primarily related to a decrease in net investment income and an increase in net other expenses. Net investment income decreased to $37.5 million in the six months ended June 30, 2011, compared to $53.3 million in the prior year period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Investment Results”. Net other expenses increased due to a $12.0 million loss related to the purchase of a portion of our senior notes in the six months ended June 30, 2011, compared to a $10.8 million loss related to the purchase of a portion of our senior notes in the six months ended June 30, 2010. These were partially offset by an increase in net realized and unrealized investment gains and a decrease in interest expense. Net realized and unrealized investment gains increased to $31.8 million in the six months ended June 30, 2011, compared to $28.0 million in the prior year period. The decrease in interest expense reflects actions taken to reduce outstanding debt. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financing”.

Summary of Investment Results

Investment Philosophy

Our long-term investment philosophy has historically been to maximize our after tax total risk-adjusted return while taking prudent levels of risk and maintaining a diversified portfolio. Under this approach, each dollar of after tax investment income and realized and unrealized gains and losses is valued equally.

Our investment portfolio mix as of June 30, 2011 consisted in large part of high quality, fixed maturity investments and short-term investments, as well as a smaller allocation to equity investments which are comprised of common equity securities, convertible bonds and other investments such as hedge funds and private equity funds. Our management believes that prudent levels of investments in common equity securities, convertible bonds and other investments within our investment portfolio are likely to enhance long-term after tax total returns without significantly increasing the risk profile of the portfolio.

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

Investment Returns

A summary of our consolidated pre-tax investment results for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	($ in millions)
Net investment income	$17.8	$25.0	$37.5	$53.3
Net realized investment gains (losses)	16.5	12.8	37.7	39.2
Change in net unrealized investment gains and losses	(6.6)	(27.2)	(5.9)	(11.2)
Total GAAP pre-tax investment results	$27.7	$10.6	$69.3	$81.3

Gross investment returns versus typical benchmarks for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three months ended June 30, (1)		Six months ended June 30, (1)
	2011	2010	2011	2010
Fixed maturity investments	1.4%	1.2%	2.6%	3.2%
Short-term investments	0.1	0.0	0.1	(0.1)
Total fixed income	1.4	0.9	2.5	2.4
Barclays U.S. Intermediate Aggregate Index	2.2	2.9	2.7	4.8
Common stock	(1.0)	(3.9)	2.3	(0.5)
Convertible bonds	(2.5)	(1.8)	(0.6)	3.2
Total common stock and convertible bonds	(1.3)	(3.1)	1.6	1.0
Other investments	2.3	(1.6)	6.2	0.9
Total common stock, convertible bonds and other investments	(0.2)	(2.6)	3.0	1.0
S&P 500 Index (total return)	0.1	(11.4)	6.0	(6.7)
Total consolidated portfolio	1.1%	0.3%	2.6%	2.2%

(1)                                  Gross investment income returns exclude investment expenses of $1.7 million and $2.4 million, respectively, for the three months ended June 30, 2011 and 2010, and $3.4 million and $4.6 million, respectively, for the six months ended June 30, 2011 and 2010.

Investment Returns—Three months ended June 30, 2011 versus three months ended June 30, 2010

Overview

Our total pre-tax investment results were $27.7 million, a return of 1.1% for the three months ended June 30, 2011, compared to $10.6 million, a return of 0.3% for the three months ended June 30, 2010. Net investment income in the three months ended June 30, 2011 was $17.8 million, a decrease of $7.2 million, compared to $25.0 million in the three months ended June 30, 2010. The decrease was primarily due to a reduction in invested assets as a result of the Personal Lines Transaction and repurchases of debt to $2,665.2 million as of June 30, 2011 from $3,733.3 million as of June 30, 2010, prior to the reclassification of assets being sold as part of the Personal Lines Transaction. Net realized investment gains (losses) were $16.5 million in the three months ended June 30, 2011, an increase of $3.7 million compared to $12.8 million in the three months ended June 30, 2010. The change in net unrealized investment gains and losses was a decrease of $6.6 million in the three months ended June 30, 2011, compared to a decrease of $27.2 million in the three months ended June 30, 2010.

Fixed income

Our fixed income portfolio, which includes fixed maturity and short-term investments, returned 1.4% for the three months ended June 30, 2011, compared to 0.9% for the three months ended June 30, 2010. We maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 2.7 years excluding short-term investments and approximately 2.5 years including short-term investments at June 30, 2011. Our fixed income portfolio performed consistently with its characteristics and below the Barclays U.S. Intermediate Aggregate Index benchmark for the three months ended June 30, 2011 and 2010.

Common equity securities, convertible bonds and other investments

Our total common equity securities, convertible bonds and other investments portfolio returned (0.2)% for the three months ended June 30, 2011, compared to (2.6)% for the three months ended June 30, 2010. Our total common equity securities and convertible bonds portfolio returned (1.3)% and (3.1)% for the three months ended June 30, 2011 and 2010, respectively, or 140 basis points worse and 830 basis points better, respectively, than the Standard & Poor’s 500 Index (S&P 500) benchmark. Our other investments portfolio returned 2.3% for the three months ended June 30, 2011, compared to (1.6)% for the three months ended June 30, 2010.

Investment Returns—Six months ended June 30, 2011 versus six months ended June 30, 2010

Overview

Our total pre-tax investment results were $69.3 million, a return of 2.6% for the six months ended June 30, 2011, compared to $81.3 million, a return of 2.2% for the six months ended June 30, 2010. Net investment income in the six months ended June 30, 2011 was $37.5 million, a decrease of $15.8 million, compared to $53.3 million in the six months ended June 30, 2010. The decrease was primarily due to a reduction in invested assets as a result of the Personal Lines Transaction and repurchases of debt to $2,665.2 million as of June 30, 2011 from $3,733.3 million as of June 30, 2010, prior to the reclassification of assets being sold as part of the Personal Lines Transaction. Net realized investment gains (losses) were $37.7 million in the six months ended June 30, 2011, a decrease of $1.5 million compared to $39.2 million in the six months ended June 30, 2010. The change in net unrealized investment gains and losses was a decrease of $5.9 million in the six months ended June 30, 2011, compared to a decrease of $11.2 million in the six months ended June 30, 2010.

Fixed income

Our fixed income portfolio, which includes fixed maturity and short-term investments, returned 2.5% for the six months ended June 30, 2011, compared to 2.4% for the six months ended June 30, 2010. We maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 2.7 years excluding short-term investments and approximately 2.5 years including short-term investments at June 30, 2011. Our fixed income portfolio performed consistently with its characteristics and slightly below the Barclays U.S. Intermediate Aggregate Index benchmark for the six months ended June 30, 2011 and 2010.

Common equity securities, convertible bonds and other investments

Our total common equity securities, convertible bonds and other investments portfolio returned 3.0% for the six months ended June 30, 2011, compared to 1.0% for the six months ended June 30, 2010. Our total common equity securities and convertible bonds portfolio returned 1.6% and 1.0% for the six months ended June 30, 2011 and 2010, respectively, or 440 basis points worse and 770 basis points better, respectively, than the S&P 500 benchmark. Our other investments portfolio returned 6.2% for the six months ended June 30, 2011, compared to 0.9% for the six months ended June 30, 2010.

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

In circumstances where the underlying investments are publicly traded, such as the investments made by hedge funds, the fair value of the underlying investments is determined using current market prices. In circumstances where the underlying investments are not publicly traded, such as the investments made by private equity funds, the private equity fund managers have considered the need for a liquidity discount on each of the underlying investments when determining the fund’s net asset value in accordance with ASC 820. In circumstances where our portion of a fund’s net asset value is deemed to differ from fair value due to illiquidity or other factors associated with our investment in the fund, including counterparty credit risk, the net asset value is adjusted accordingly. At June 30, 2011 and December 31, 2010, we did not record an adjustment to the net asset value related to our investments in hedge funds or private equity funds.

As of both June 30, 2011 and December 31, 2010, other investments represented approximately 5% of the investment portfolio recorded at fair value. Other investments accounted for at fair value as of June 30, 2011 and December 31, 2010 were comprised of $53.6 million and $63.4 million, respectively, in hedge funds, $68.9 million and $72.7 million, respectively, in private equity funds and $14.1 million for both periods of an investment in a community reinvestment vehicle. At June 30, 2011 and December 31, 2010, we held investments in 9 and 10 hedge funds, respectively, and 14 and 15 private equity funds, respectively. The largest investment in a single fund was $17.2 million and $24.6 million, respectively, at June 30, 2011 and December 31, 2010.

As of June 30, 2011 and December 31, 2010, other investments also included $21.7 million and $21.2 million, respectively, of an investment in a tax advantaged federal affordable housing development fund which is accounted for using the equity method.

As of both June 30, 2011 and December 31, 2010, approximately 90% of the investment portfolio recorded at fair value was priced based upon observable inputs. Investments valued using Level 1 inputs include fixed maturities, primarily investments in U.S. Treasuries, common equities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturities including corporate debt, state and other governmental debt, convertible fixed maturity securities and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include our investments in hedge funds and private equity funds, as well as investments in debt and equity securities, including certain asset-backed securities, where quoted market prices are unavailable.

The fair value measurements at June 30, 2011 and December 31, 2010 for assets recorded in accordance with ASC 825 and any related Level 3 inputs are as follows:

	Fair value at June 30, 2011	Level 3 Inputs	Level 3 Percentage
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$222.1	$—	—%
Debt securities issued by industrial corporations	749.6	—	—
Municipal obligations	2.0	—	—
Asset-backed securities	977.8	22.0	2.2
Foreign government obligations	8.4	—	—
Preferred stocks	83.0	70.3	84.7
Fixed maturity investments	2,042.9	92.3	4.5
Short-term investments	97.2	—	—
Common equity securities	291.6	42.3	14.5
Convertible bonds	75.2	—	—
Other investments(1)	136.6	136.6	100.0
Total(1)	$2,643.5	$271.2	10.3%

	Fair value at December 31, 2010	Level 3 Inputs	Level 3 Percentage
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$250.7	$—	—%
Debt securities issued by industrial corporations	864.9	—	—
Municipal obligations	2.1	—	—
Asset-backed securities	1,029.0	27.7	2.7
Foreign government obligations	10.3	—	—
Preferred stocks	83.4	71.4	85.6
Fixed maturity investments	2,240.4	99.1	4.4
Short-term investments	166.8	—	—
Common equity securities	285.3	39.7	13.9
Convertible bonds	93.8	—	—
Other investments(1)	150.2	150.2	100.0
Total(1)	$2,936.5	$289.0	9.8%

(1)                                  Excludes the carrying value of $21.7 million and $21.2 million, respectively, associated with a tax advantaged federal affordable housing development fund accounted for using the equity method as of June 30, 2011 and December 31, 2010.

At June 30, 2011 and December 31, 2010, we held one private preferred stock that represented approximately 85% and 86%, respectively, of our preferred stock portfolio. We used quoted market prices for similar securities that were adjusted to reflect management’s best estimate of fair value; this security is classified as a Level 3 measurement.

In addition to the investment portfolio described above, we had $44.6 million and $41.3 million, respectively, of liabilities recorded at fair value and included in other liabilities as of June 30, 2011 and December 31, 2010. These liabilities relate to securities that have been sold short by a limited partnership in which we invest and are required to consolidate in accordance with GAAP. As of June 30, 2011, $44.5 million of these liabilities have been classified as Level 1 measurements and $0.1 million of these liabilities have been classified as Level 2 measurements. As of December 31, 2010, all of the liabilities included in the $41.3 million have been classified as Level 1 measurements.

The changes in Level 3 fair value measurements for the three and six months ended June 30, 2011 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments(1)	Total(1)
	($ in millions)
Balance at January 1, 2011	$99.1	$39.7	$—	$150.2	$289.0
Amortization/accretion	—	—	—	—	—
Total net realized and unrealized gains (losses)	1.8	(1.3)	—	6.2	6.7
Purchases	0.3	3.7	—	1.8	5.8
Sales	—	(0.1)	—	(16.8)	(16.9)
Transfers in	—	—	—	—	—
Transfers out	(27.7)	—	—	—	(27.7)
Balance at March 31, 2011	$73.5	$42.0	$—	$141.4	$256.9
Amortization/accretion	—	—	—	—	—
Total net realized and unrealized gains (losses)	(3.4)	0.3	—	4.2	1.1
Purchases	22.2	—	—	0.8	23.0
Sales	—	—	—	(9.8)	(9.8)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at June 30, 2011	$92.3	$42.3	$—	$136.6	$271.2

(1)                                  Excludes the carrying value of $21.7 million associated with a tax advantaged federal affordable housing development fund accounted for using the equity method.

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

Generally, our regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. Our top tier regulated insurance operating subsidiaries have the ability to pay $291 million of dividends during 2011 without the prior approval of regulatory authorities, subject to the availability of unassigned funds. At March 31, 2011, OB Holdings’ top tier regulated insurance operating subsidiaries had $0.7 billion of unassigned funds and at December 31, 2010 had statutory surplus of $1.1 billion. At June 30, 2011, we had approximately $26 million of net unrestricted cash, short-term investments and fixed maturity investments and approximately $13 million of common equity securities outside of our regulated insurance operating subsidiaries.

During the six months ended June 30, 2011, our top tier regulated operating subsidiaries distributed $150.0 million of extraordinary dividends to OneBeacon Insurance Group LLC (OneBeacon LLC). During the six months ended June 30, 2010, our top tier regulated operating subsidiaries distributed $311.0 million dividends, including $71.0 million of ordinary dividends and $240.0 million of extraordinary dividends, respectively, to OneBeacon LLC. During the six months ended June 30, 2011 and 2010, our unregulated operating subsidiaries paid $4.1 million and $8.1 million, respectively, of dividends to their immediate parent.

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

The following table illustrates our consolidated insurance float position and four operational leverage ratios based on insurance float and net invested assets as of June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
	($ in millions)
Total investments	$2,665.2		$2,957.7
Cash	30.8		33.2
Accounts receivable on unsettled investment sales	7.2		5.4
Accounts payable on unsettled investment purchases	(22.0)		(14.1)
Net invested assets	$2,681.2		$2,982.2
OB Holdings’ common shareholder’s equity	$974.9		$960.5
Debt	269.7		419.6
Total capital	$1,244.6		$1,380.1
Insurance float	$1,436.6		$1,602.1
Insurance float as a multiple of total capital	1.2	x	1.2	x
Net invested assets as a multiple of total capital	2.2	x	2.2	x
Insurance float as a multiple of OB Holdings’ common shareholder’s equity	1.5	x	1.7	x
Net invested assets as a multiple of OB Holdings’ common shareholder’s equity	2.8	x	3.1	x

Financing

The following table summarizes our capital structure as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	($ in millions)
Senior Notes, carrying value	$269.7	$419.6
OB Holdings’ common shareholder’s equity	974.9	960.5
Total capital	$1,244.6	$1,380.1

Ratio of debt to total capital	21.7%	30.4%

We believe that we have the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. However, we can provide no assurance that, if needed, we would be able to obtain additional debt or equity financing on satisfactory terms, if at all.

Senior Notes

On March 24, 2011, we commenced a cash tender offer for up to $150.0 million in aggregate principal amount of the 5.875% Senior Notes due 2013, which we refer to as the Senior Notes, at a price of $1,045 per $1,000 principal amount. The cash tender offer, which was not subject to the tender of any minimum principal amount of Senior Notes, expired on April 20, 2011. Holders of Senior Notes who tendered on or before April 6, 2011 received an early tender payment of $30 for every $1,000 principal amount of Senior Notes validly tendered. Payment for the Senior Notes included accrued and unpaid interest up to the settlement date. On April 21, 2011, we accepted and retired $150.0 million aggregate principal amount of the Senior Notes for $161.6 million, which resulted in a $12.0 million pre-tax loss, including transaction fees.

On May 3, 2010, we commenced a cash tender offer for up to $200.0 million in aggregate principal amount of the Senior Notes at a price of $1,027.50 per $1,000 principal amount. The cash tender offer, which was not subject to the tender of any minimum principal amount of Senior Notes, expired on May 28, 2010. Holders of Senior Notes who tendered on or before May 14, 2010 received an early tender payment of $30 for every $1,000 principal amount of Senior Notes validly tendered. Payment for the Senior Notes included accrued and unpaid interest up to the settlement date. We accepted and retired $156.4 million aggregate principal amount of the Senior Notes, of which $155.2 million was tendered by the early tender deadline, for purchase for $165.4 million, which resulted in a $9.6 million pre-tax loss, including transaction fees.

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

The Senior Notes were issued under an indenture which contains restrictive covenants that, among other things, limit the ability of White Mountains, OBH and their respective subsidiaries to create liens and enter into sale and leaseback transactions and substantially limit the ability of OBH and its respective subsidiaries to consolidate, merge or transfer their properties and assets. The indenture does not contain any financial ratios or specified levels of net worth or liquidity to which White Mountains or OBH must adhere. At June 30, 2010, White Mountains and OBH were in compliance with all of the covenants under the Senior Notes.

The indenture documents provide that, if White Mountains as guarantor of the Senior Notes has a payment default in excess of $25 million under a credit agreement, mortgage or similar debt agreement, there is a default under the Senior Notes. White Mountains has a revolving credit facility which provides for borrowing up to a maximum of $475 million and which contains restrictive financial covenants. Therefore, if White Mountains were to breach its financial covenants in its revolving credit facility, an event of default would result, which would allow lenders to declare all amounts owed under the credit facility to be immediately due and payable. A failure to pay the amount owed under the credit facility would permit the trustees or holders of 25% or more of the Senior Notes to declare an event of default under the indenture documents resulting in a required repayment of the Senior Notes. At June 30, 2011, the facility was undrawn. At June 30, 2011, White Mountains was in compliance with all of the covenants under the facility. See “Note 16. Related Party Disclosures” of the Company’s 2010 Annual Report on Form 10-K.

Cash flows from operations for the six months ended June 30, 2011 and 2010

Net cash flows used for operations were $134.0 million and $87.2 million, respectively, for the six months ended June 30, 2011 and 2010. Net cash flows for operations in the first six months of 2011 and 2010 were adversely impacted by the run-off of reserves related to the Commercial Lines Transaction.

Cash flows from investing and financing activities for the six months ended June 30, 2011

Financing and Other Capital Activities

During the first six months of 2011, we declared and paid $30.0 million of cash distributions to OneBeacon U.S. Enterprises Holdings, Inc. (OBEH), including $19.4 million of dividends and $10.6 million representing a return of capital.

During the first six months of 2011, we paid $10.8 million of interest on our debt obligations, including $10.6 million of interest on the Senior Notes.

During the second quarter of 2011, OBH repurchased and retired a portion of the Senior Notes for $161.6 million in a cash tender offer, including transaction fees.

Other Liquidity and Capital Resource Activities

During the first quarter of 2011, we made payments with respect to our long-term incentive compensation plans totaling $16.8 million, in cash or by deferral into certain of our non-qualified compensation plans. These payments were made primarily with respect to 929,849 performance shares for the 2008-2010 performance cycle.

Cash flows from investing and financing activities for the six months ended June 30, 2010

Financing and Other Capital Activities

During the first six months of 2010, we declared and paid $15.0 million of cash dividends to OBEH.

During the first six months of 2010, we paid $18.1 million of interest on our debt obligations, including $17.8 million of interest on the Senior Notes.

During the first six months of 2010, OBIC purchased a portion of the Senior Notes for $1.1 million.

During the first six months of 2010, OBH repurchased and retired a portion of the Senior Notes for $30.8 million.

During the second quarter of 2010, OBH repurchased and retired a portion of the Senior Notes for $165.4 million in a cash tender offer, including transaction fees.

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

Critical Accounting Estimates

Refer to the Company’s 2010 Annual Report on Form 10-K for a complete discussion regarding our critical accounting estimates. As of June 30, 2011, there were no material changes to our critical accounting estimates.

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

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to our 2010 Annual Report on Form 10-K and in particular item 7A — “Quantitative and Qualitative Disclosures About Market Risk”.  As of June 30, 2011, there were no material changes to the market risks described in our most recent Annual Report on Form 10-K.

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

The CEO and CFO of OB Holdings (the principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the CEO and CFO have concluded that as of June 30, 2011, our disclosure controls and procedures are adequate and effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms. There were no significant changes with respect to our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 30, 2011.

PART II.               OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS

The Company from time to time is involved in various routine legal proceedings.  We believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations.

In June 2011, Deutsche Bank Trust Company Americas, Law Debenture Company of New York and Wilmington Trust Company (collectively referred to as the “Plaintiff”), in their capacity as trustees for certain senior notes issued by the Tribune Company (the “Tribune”), filed lawsuits in various jurisdictions against numerous defendants including OB Holdings, OBIC-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of the Tribune seeking recovery of the proceeds from the sale of common stock of the Tribune in connection with the Tribune’s leveraged buyout in 2007. The Plaintiff seeks recovery of the proceeds received by the former Tribune shareholders on the basis that the Tribune purchased or repurchased its common shares without receiving fair consideration at a time when it was, or as a result of the purchases of shares, was rendered, insolvent. OB Holdings has entered into a joint defense agreement with other affiliates of White Mountains that are defendants in the action. OB Holdings and OBIC-sponsored benefit plans received approximately $32 million for the Tribune common stock it tendered in connection with the leveraged buyout.

ITEM 1A.           RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A — “Risk Factors” of our 2010 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of June 30, 2011, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

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
101.1**

The following financial information from OneBeacon U.S. Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL: (i) Consolidated Balance Sheets, June 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations and Comprehensive Income, Three and Six Months Ended June 30, 2011 and 2010; (iii) Consolidated Statements of Common Shareholder’s Equity, Six Months Ended June 30, 2011 and 2010; (iv) Consolidated Statements of Cash Flows, Six Months Ended June 30, 2011 and 2010; and (v) Notes to Consolidated Financial Statements.

*                    Filed Herewith

**             Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ONEBEACON U.S. HOLDINGS, INC.

	By:	/s/ ANN MARIE ANDREWS
Ann Marie Andrews
Date: July 29, 2011		Chief Accounting Officer