Form 10-Q
period 2011-09-30
OneBeacon U.S. Holdings, Inc.
filed 2011-10-28
CIK 1162000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2011

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

As of October 28, 2011, there were 505 outstanding shares of Common Stock, $1.00 par value per share, of the Registrant.

The Registrant meets the conditions set forth in General Instruction (H) (1) (a) and (b) of Form 10-Q and is therefore filing this Form with reduced disclosure format.

ONEBEACON U.S. HOLDINGS, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ONEBEACON U.S. HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
	(in millions, except share and per share amounts)
Assets
Investment securities:
Fixed maturity investments, at fair value	$1,881.3	$2,240.4
Short-term investments, at amortized cost	169.5	166.8
Common equity securities, at fair value	224.4	285.3
Convertible bonds, at fair value	73.9	93.8
Other investments	157.1	171.4
Total investments	2,506.2	2,957.7
Cash	35.1	33.2
Reinsurance recoverable on unpaid losses	2,239.1	1,893.2
Reinsurance recoverable on paid losses	13.7	44.5
Premiums receivable	243.7	275.0
Deferred acquisition costs	129.6	114.5
Ceded unearned premiums	11.5	113.9
Net deferred tax asset	177.6	151.5
Investment income accrued	12.4	18.0
Accounts receivable on unsettled investment sales	18.1	5.4
Other assets	258.0	289.3
Assets held for sale	123.2	—
Total assets	$5,768.2	$5,896.2
Liabilities
Loss and LAE reserves	$3,458.9	$3,295.5
Unearned premiums	559.4	627.5
Debt	269.7	419.6
Ceded reinsurance payable	24.3	149.3
Accounts payable on unsettled investment purchases	17.0	14.1
Other liabilities	384.0	409.8
Liabilities held for sale	98.2	—
Total liabilities	4,811.5	4,915.8
OB Holdings’ common shareholder’s equity and noncontrolling interests
OB Holdings’ common shareholder’s equity:
Common shares and paid-in surplus (par value $1, issued and outstanding, 505 shares)	950.9	961.5
Retained deficit	(9.0)	(1.3)
Accumulated other comprehensive income, after tax:
Other comprehensive income and loss items	0.6	0.3
Total OB Holdings’ common shareholder’s equity	942.5	960.5
Total noncontrolling interests	14.2	19.9
Total OB Holdings’ common shareholder’s equity and noncontrolling interests	956.7	980.4
Total liabilities, OB Holdings’ common shareholder’s equity and noncontrolling interests	$5,768.2	$5,896.2

See Notes to Consolidated Financial Statements.

ONEBEACON U.S. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	($ in millions)
Revenues
Earned premiums	$258.6	$293.6	$751.2	$1,134.7
Net investment income	15.2	21.6	52.7	74.9
Net realized and unrealized investment (losses) gains	(44.4)	51.6	(12.6)	79.6
Net other revenues (expenses)	—	12.9	(10.6)	2.1
Total revenues	229.4	379.7	780.7	1,291.3
Expenses
Loss and LAE	146.6	155.2	414.9	719.3
Policy acquisition expenses	58.6	64.3	161.1	248.3
Other underwriting expenses	38.7	50.5	132.1	176.6
General and administrative expenses	1.1	1.1	3.1	4.9
Interest expense on debt	4.1	6.4	16.6	23.4
Total expenses	249.1	277.5	727.8	1,172.5
Pre-tax (loss) income from continuing operations	(19.7)	102.2	52.9	118.8
Income tax benefit (expense)	8.0	(23.4)	(17.5)	(33.4)
Net (loss) income from continuing operations	(11.7)	78.8	35.4	85.4
Loss from discontinued operations, net of tax	(2.5)	(3.8)	(4.4)	(5.4)
Loss from sale of discontinued operations, net of tax	(18.2)	—	(18.2)	—
Net (loss) income including noncontrolling interests	(32.4)	75.0	12.8	80.0
Less: Net income attributable to noncontrolling interests	(0.2)	(0.8)	(1.1)	(1.6)
Net (loss) income attributable to OB Holdings’ common shareholder	(32.6)	74.2	11.7	78.4
Change in other comprehensive income and loss items	0.2	(0.3)	0.3	(0.1)
Comprehensive (loss) income attributable to OB Holdings’ common shareholder	$(32.4)	$73.9	$12.0	$78.3

See Notes to Consolidated Financial Statements.

ONEBEACON U.S. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY

(Unaudited)

	OB Holdings’ Common Shareholder’s Equity
	Common shareholder’s equity	Common shares and paid-in surplus	Retained deficit	Accum. other comprehensive income, after tax	Noncontrolling interests, after tax
	($ in millions)

Balances at January 1, 2011	$960.5	$961.5	$(1.3)	$0.3	$19.9
Net income	11.7	—	11.7	—	1.1
Issuance of common shares	—	—	—	—	0.3
Repurchases and retirements of common shares	—	—	—	—	(1.3)
Dividends to OneBeacon U.S. Enterprises Holdings, Inc.	(19.4)	—	(19.4)	—	—
Return of capital to OneBeacon U.S. Enterprises Holdings, Inc.	(10.6)	(10.6)	—	—	—
Dividends	—	—	—	—	(0.9)
Contributions	—	—	—	—	0.1
Distributions	—	—	—	—	(5.0)
Other comprehensive income, after tax	0.3	—	—	0.3	—
Balances at September 30, 2011	$942.5	$950.9	$(9.0)	$0.6	$14.2

	OB Holdings’ Common Shareholder’s Equity
	Common shareholder’s equity	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive loss, after tax	Noncontrolling interests, after tax
	($ in millions)

Balances at January 1, 2010	$1,391.5	$970.5	$427.2	$(6.2)	$19.1
Net income	78.4	—	78.4	—	1.6
Issuance of common shares	—	—	—	—	0.3
Dividends to OneBeacon U.S. Enterprises Holdings, Inc.	(270.0)	—	(270.0)	—	—
Dividends	—	—	—	—	(0.7)
Contributions	—	—	—	—	0.5
Distributions	—	—	—	—	(1.0)
Other comprehensive loss, after tax	(0.1)	—	—	(0.1)	—
Balances at September 30, 2010	$1,199.8	$970.5	$235.6	$(6.3)	$19.8

See Notes to Consolidated Financial Statements.

ONEBEACON U.S. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30,
	2011	2010
	($ in millions)
Cash flows from operations:
Net income including noncontrolling interests	$12.8	$80.0
Charges (credits) to reconcile net income to cash flows (used for) provided from operations:
Net loss from discontinued operations	4.4	5.4
Net loss from sale of discontinued operations	18.2	—
Net realized and unrealized investment losses (gains)	12.6	(79.6)
Net realized gain on Personal Lines Transaction	—	(8.5)
Net other realized losses	11.7	10.8
Deferred income tax (benefit) expense	(17.9)	41.5
Other operating items:
Net change in loss and LAE reserves	231.6	(282.3)
Net change in unearned premiums	(31.2)	(57.4)
Net change in ceded reinsurance payable	(125.0)	167.2
Net change in ceded unearned premiums	102.4	(135.1)
Net change in premiums receivable	18.3	38.4
Net change in reinsurance recoverable on paid and unpaid losses	(315.1)	308.9
Net change in other assets and liabilities	(40.4)	(103.2)
Net cash used for operations — continuing operations	(117.6)	(13.9)
Net cash provided from operations — discontinued operations	0.8	0.5
Net cash used for operations	(116.8)	(13.4)
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	(2.5)	(268.7)
Maturities of fixed maturity investments	389.8	939.1
Sales of fixed maturity investments	885.6	794.6
Sales of common equity securities	87.3	42.7
Sales of convertible bonds	32.7	117.5
Distributions and redemptions of other investments	34.9	11.4
Purchases of fixed maturity investments	(1,017.0)	(1,007.1)
Purchases of common equity securities	(52.0)	(97.7)
Purchases of convertible bonds	(20.2)	(31.6)
Contributions for other investments	(9.8)	(45.8)
Proceeds from the Personal Lines Transaction	—	166.6
Note receivable due from OneBeacon Insurance Group, Ltd.	—	(188.0)
Net change in unsettled investment purchases and sales	(9.8)	56.8
Net acquisitions of property and equipment	(3.2)	(4.2)
Net cash provided from investing activities — continuing operations	315.8	485.6
Net cash provided from investing activities — discontinued operations	—	—
Net cash provided from investing activities	315.8	485.6
Cash flows from financing activities:
Repayment of debt	—	(14.0)
Repurchases of debt	(161.6)	(197.3)
Cash dividends paid to OneBeacon U.S. Enterprises Holdings, Inc.	(19.4)	(270.0)
Return of capital to OneBeacon U.S. Enterprises Holdings, Inc.	(10.6)	—
Net cash used for financing activities — continuing operations	(191.6)	(481.3)
Net cash used for financing activities — discontinued operations	—	—
Net cash used for financing activities	(191.6)	(481.3)
Net increase (decrease) in cash during period	7.4	(9.1)
Cash reclassified to assets held for sale	(5.5)	—
Net increase (decrease) after reclassification of cash to assets held for sale	1.9	(9.1)
Cash balance at beginning of period	33.2	43.6
Cash balance at end of period	$35.1	$34.5

Supplemental cash flows information:
Interest paid	$12.6	$18.1
Tax payments, including payments made under tax sharing agreements	21.6	34.0

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

OBH was created in 2000 by White Mountains Insurance Group, Ltd. (“White Mountains”) to acquire and subsequently be the holding company for OneBeacon Insurance Group LLC (together with its subsidiaries, “OneBeacon”). On June 1, 2001, OBH acquired OneBeacon from Aviva plc (“Aviva”, formerly CGNU), (the “OneBeacon Acquisition”). During 2006, White Mountains undertook an internal reorganization and formed OneBeacon Insurance Group, Ltd. (“OBIG”) for the purpose of holding certain of its property and casualty insurance businesses. As part of this reorganization, certain of White Mountains’ businesses that were historically indirect wholly-owned subsidiaries of White Mountains, including OBH, became indirect wholly-owned subsidiaries of OBIG. As of September 30, 2011, White Mountains owned 75.5% of OBIG’s common shares. Within this report, the term “OB Holdings” is used to refer to one or more entities within the consolidated organization, as the context requires. The Company is a U.S.-based company with its corporate headquarters located at 601 Carlson Parkway, Minnetonka, Minnesota 55305.

OB Holdings’ reportable segments are Specialty Insurance Operations, Other Insurance Operations and Investing, Financing and Corporate Operations. The Specialty Insurance Operations segment is comprised of twelve underwriting units that are aggregated into three major underwriting units for financial reporting: Managing General Agency (“MGA”) Business, Specialty Industries and Specialty Products. OB Holdings’ Other Insurance Operations segment, as further described below, now includes the results of the non-specialty commercial lines business and the traditional personal lines business, other run-off business and certain purchase accounting adjustments relating to the OneBeacon Acquisition. Investing, Financing and Corporate Operations includes the investing and financing activities for OB Holdings on a consolidated basis, and certain other activities conducted by the Company.

On August 30, 2011, OBIG and certain of its subsidiaries entered into a definitive agreement (the “AutoOne Purchase Agreement”) to sell the AutoOne Insurance (“AutoOne”) business to Interboro Holdings, Inc. (“Interboro”). See Note 2 and Note 13. Formed in 2001, the AutoOne division offers products and services to assigned risk markets primarily in New York and New Jersey. AutoOne had been included within the Other Insurance Operations segment, however, as a result of entering into the AutoOne Purchase Agreement, AutoOne has been presented as discontinued operations in the statements of operations with the prior periods reclassified to conform to the current presentation. The AutoOne disposal group excludes investing and financing activities from amounts classified as discontinued operations. OneBeacon’s investing and financing operations are conducted on an overall consolidated level and accordingly, there are no separately identifiable cash investing or financing cash flows associated with AutoOne. Pursuant to the terms of the AutoOne Purchase Agreement, at closing the AOIC and AOSIC legal entities will hold an agreed upon level of invested assets and capital. The assets and liabilities associated with the AutoOne business as of September 30, 2011 have been presented in the balance sheet as held for sale sheet assuming the investing and financing steps required to effect the sale were completed as of the current balance sheet date. The prior year balance sheet has not been reclassified to conform to the current period’s presentation because the assets and liabilities associated with AutoOne in the prior year would not provide a meaningful comparison to the assets and liabilities presented as held for sale at September 30, 2011.

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

Comprehensive Income

On June 16, 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (ASC 220). ASU 2011-05 requires presentation of the components of net income, the total of other comprehensive income and total comprehensive income to be presented on a single statement. The option of presenting other comprehensive income in the statement of changes in equity has been eliminated by ASU 2011-05. ASU 2011-05 is effective for fiscal years and interim periods within those fiscal years ending after December 15, 2011. OB Holdings already presents comprehensive income in accordance with the requirements of ASU 2011-05, so there will be no effect upon adoption.

Goodwill Impairment

On September 15, 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (ASC 350). ASU 2011-08 amends the guidance that requires an entity to test goodwill for impairment on at least an annual basis using a two-step quantitative test. The new guidance permits an entity to first assess facts and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines on the basis of this assessment that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performance of the two-step quantitative test is not required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. OB Holdings expects that adoption of ASU 2011-08 will have no material effect on its financial position, results of operations or cash flows.

NOTE 2. Acquisitions and Dispositions

On August 30, 2011, OBIG and certain of its subsidiaries entered into the AutoOne Purchase Agreement to sell the AutoOne business to Interboro (the “AutoOne Transaction”). Pursuant to the terms of the AutoOne Purchase Agreement, at closing OB Holdings will transfer to Interboro all of the issued and outstanding shares of common stock of AutoOne Insurance Company (“AOIC”) and AutoOne Select Insurance Company (“AOSIC”), through which substantially all of the AutoOne business is written on a direct basis. At closing, OneBeacon will also transfer the assets, liabilities (including loss reserves and unearned premiums) and equity capital of the business as well as substantially all of the AutoOne infrastructure including staff, systems and office space. The AutoOne Transaction also includes the execution of a reinsurance agreement with certain subsidiaries of the Company pursuant to which OneBeacon will cede, on a 100% quota share basis, AutoOne business not directly written by AOIC and AOSIC. The AutoOne Transaction is expected to close in the fourth quarter of 2011, subject to regulatory approvals. As a result of entering into the AutoOne Purchase Agreement, AutoOne is now reported as discontinued operations. See Note 13 for further information regarding discontinued operations.  During the third quarter of 2011, OB Holdings recorded an after tax net charge of approximately $18.2 million reflecting the estimated loss on sale of the AutoOne business.

On July 1, 2010, OBIG and certain of its subsidiaries completed the sale of its traditional personal lines business (the “Personal Lines Transaction”) to Tower Group, Inc. (“Tower”). The Personal Lines Transaction included two insurance companies, York Insurance Company of Maine (“York”) and Massachusetts Homeland Insurance Company (“MHIC”), through which the majority of the traditional personal lines business was written on a direct basis, two attorneys-in-fact managing the reciprocal insurance exchanges (“reciprocals”) that wrote the traditional personal lines business in New York and New Jersey, the surplus notes issued by the New York and New Jersey reciprocals and the remaining renewal rights to certain other traditional personal lines insurance policies. In addition, the Personal Lines Transaction included the execution of reinsurance agreements with certain subsidiaries of the Company pursuant to which OneBeacon cedes, on a 100% quota share basis, traditional personal lines business not directly written by York and MHIC and assumes, on a 100% quota share basis, non-traditional personal lines business written directly by York. For the nine months ended September 30, 2010, OB Holdings recorded a total after tax net gain on the sale of $24.6 million that is comprised of $8.5 million included in net other revenues and $16.1 million included in the tax provision. Included in OB Holdings’ second quarter 2010 financial statements was $5.6 million of the tax benefit related to the difference between the tax basis of the companies sold as part of the Personal Lines Transaction and the net asset value of those entities under GAAP. OB Holdings’ third quarter 2010 financial statements reflect the remaining $19.0 million of after tax net gain on the sale. During the second quarter of 2011, OneBeacon and Tower reached agreement on post-closing adjustments resulting in no material change to the $24.6 million after tax net gain on sale that OB Holdings had recorded during 2010.

As part of the Personal Lines Transaction, OneBeacon and Tower also entered into a Transition Services Agreement (“TSA”), pursuant to which OneBeacon is providing certain services to Tower during the three-year term of the TSA. Tower reimburses OneBeacon for all expenses incurred to provide these services. Reimbursement for these services is netted against the expense incurred. The Personal Lines Transaction did not meet the criteria for discontinued operations accounting because of significant continuing cash flows between OneBeacon and the business sold relating to TSA services and reinsurance activities.

Except as described above with respect to the sale of AutoOne, during the first nine months of 2011, there were no acquisitions or dispositions. Except as described below with respect to the Personal Lines Transaction, during the first nine months of 2010, there were no acquisitions or dispositions.

NOTE 3. Reserves for Unpaid Loss and LAE

The following table summarizes the loss and LAE reserve activities of OB Holdings’ insurance subsidiaries for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	($ in millions)
Gross beginning balance	$3,131.5	$3,609.2	$3,295.5	$3,934.8
Less beginning reinsurance recoverable on unpaid losses	(1,825.9)	(2,100.7)	(1,893.2)	(2,192.9)
Net loss and LAE reserves	1,305.6	1,508.5	1,402.3	1,741.9
Loss and LAE incurred relating to:
Current year losses	156.4	173.0	439.9	761.4
Prior year losses	(9.8)	(17.8)	(25.0)	(42.1)
Total incurred loss and LAE from continuing operations	146.6	155.2	414.9	719.3
Loss and LAE paid relating to:
Current year losses	(65.3)	(92.7)	(144.5)	(287.8)
Prior year losses	(108.5)	(121.4)	(384.7)	(478.6)
Total loss and LAE payments from continuing operations	(173.8)	(214.1)	(529.2)	(766.4)
Total incurred loss and LAE from discontinued operations	16.0	24.7	44.1	56.2
Total loss and LAE payments from discontinued operations	(16.6)	(23.4)	(54.3)	(69.1)
Net loss and LAE reserves	1,277.8	1,450.9	1,277.8	1,681.9
Net loss and LAE reserves reclassified (to) from held for sale (1)(2)	(58.0)	231.0	(58.0)	—
Net loss and LAE reserves sold as part of the Personal Lines Transaction (2)	—	(231.0)	—	(231.0)
Net ending balance	1,219.8	1,450.9	1,219.8	1,450.9
Plus ending reinsurance recoverable on unpaid losses	2,239.1	1,939.3	2,239.1	1,939.3
Gross ending balance	$3,458.9	$3,390.2	$3,458.9	$3,390.2

(1)           In the third quarter of 2011, $58.0 million of net loss and LAE reserves related to the AutoOne Transaction were reclassified to held for sale.

(2)           In the second quarter of 2010, $231.0 million of net loss and LAE reserves related to the Personal Lines Transaction were reclassified to held for sale. The Personal Lines Transaction closed in July 2010.

During the three months ended September 30, 2011, OB Holdings experienced $9.8 million of favorable loss and LAE reserve development on prior accident year loss reserves, with $6.0 million in Specialty Insurance Operations and $3.8 million in Other Insurance Operations. The favorable loss reserve development was primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and other general liability lines. During the three months ended September 30, 2010, OB Holdings experienced $17.8 million of favorable loss and LAE reserve development on prior accident year loss reserves, with $7.4 million in Specialty Insurance Operations and $10.4 million in Other Insurance Operations. The favorable loss reserve development was primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and other general liability lines. During the three months ended September 30, 2010, AutoOne experienced $6.0 million in adverse loss reserve development which is included in discontinued operations.

During the nine months ended September 30, 2011, OB Holdings experienced $25.0 million of favorable loss and LAE reserve development on prior accident year loss reserves, with $14.3 million in Specialty Insurance Operations and $10.7 million in Other Insurance Operations. The favorable loss reserve development was primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and other general liability lines. During the nine months ended September 30, 2010, OB Holdings experienced $42.1 million of favorable loss and LAE reserve development on prior accident year loss reserves, with $18.3 million in Specialty Insurance Operations, $23.8 million in Other Insurance Operations. The favorable loss reserve development was primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and other general liability lines. The favorable development also included a one-time $6.5 million release of commercial and personal auto reserves associated with participation in an involuntary auto pool. During the nine months ended September 30, 2010, AutoOne experienced $6.0 million in adverse loss reserve development which is included in discontinued operations.

In connection with purchase accounting for the OneBeacon Acquisition, OB Holdings was required to adjust to fair value the loss and LAE reserves and the related reinsurance recoverables on the balance sheets. The net reduction to loss and LAE reserves was accreted through an income statement charge ratably with and over the period the claims were settled. As of both September 30, 2011 and December 31, 2010, the outstanding pre-tax unaccreted adjustment was $0.

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

OB Holdings had entered into a 30% quota share agreement with a group of reinsurers that ran from January 1, 2009 through December 31, 2009, and had renewed the agreement effective January 1, 2010. Through June 30, 2010, OB Holdings ceded $25.6 million of written premiums from its Northeast homeowners business written through OneBeacon Insurance Company (“OBIC”) and its subsidiary companies, along with Adirondack Insurance Exchange (“Adirondack Insurance”) and New Jersey Skylands Insurance Agency (“NJSIA”) in New York and New Jersey, respectively. Effective July 1, 2010, the closing date of the Personal Lines Transaction, the agreement was amended to remove OB Holdings as a signatory.

At September 30, 2011, OB Holdings had $13.7 million of reinsurance recoverables on paid losses and $2,405.7 million (gross of $166.6 million in purchase accounting adjustments, as described in Note 3) that will become recoverable if claims are paid in accordance with current reserve estimates. Reinsurance contracts do not relieve OB Holdings of its obligation. Therefore, collectibility of balances due from its reinsurers is critical to OB Holdings’ financial strength. OB Holdings is selective in regard to its reinsurers, principally placing reinsurance with those reinsurers with strong financial condition, industry ratings and underwriting ability. Management monitors the financial condition and ratings of its reinsurers on an ongoing basis. As a result, uncollectible amounts have historically not been significant.

The following table provides a listing of OB Holdings’ top reinsurers for its insurance operations, excluding industry pools and associations and affiliates of OB Holdings, based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurers’ A.M. Best Company, Inc. (“A.M. Best”) ratings.

($ in millions)	Balance at September 30, 2011	% of total	A.M. Best Rating (1)
National Indemnity Company and General Reinsurance Corporation (2)	$1,565.2	65%	A	++
Hanover Insurance Company	110.1	5%	A
Tokio Marine and Nichido Fire (3)	55.8	2%	A	++
Tower Insurance Company	53.7	2%	A	-
Munich Reinsurance America	31.5	1%	A	+

(1)           A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen financial strength ratings), “A+” (Superior, which is the second highest of fifteen financial strength ratings), “A” (Excellent, which is the third highest of fifteen financial strength ratings) and “A-” (Excellent, which is the fourth highest of fifteen financial strength ratings).

(2)           Includes $198.3 million of Third Party Recoverables (as defined below), which NICO (as defined below) would pay under the terms of the NICO Cover (as defined below) if they are unable to collect from third party reinsurers.

(3)           Includes $29.3 million of reinsurance recoverables from various reinsurers that are guaranteed by Tokio Marine and Nichido Fire under the terms of a 100% quota share reinsurance agreement between Houston General Insurance Company and Tokio Marine and Nichido Fire.

In connection with the OneBeacon Acquisition, Aviva caused OneBeacon to purchase two reinsurance contracts from Berkshire Hathaway Inc.: a reinsurance contract with National Indemnity Company (“NICO”), for up to $2.5 billion in old asbestos and environmental (“A&E”) claims and certain other exposures (the “NICO Cover”) and an adverse loss reserve development cover from General Reinsurance Corporation (“GRC”) for up to $570.0 million, comprised of $400.0 million of adverse loss reserve development occurring in years 2000 and prior (the “GRC Cover”) in addition to $170.0 million of reserves ceded as of the date of the OneBeacon Acquisition. The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the OneBeacon Acquisition, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for under GAAP as a seller guarantee.

In September 2011, OB Holdings completed a study of its legacy A&E exposures. The previous study was based on experience through 2007. Reasonable estimates of potential adverse scenarios continue to be within the $2.5 billion reinsurance cover issued by NICO. Based on the results of the study, OB Holdings increased the point estimate of incurred losses ceded to NICO from $2.2 billion to $2.3 billion, an increase of $121.9 million, net of underlying reinsurance. Due to the NICO Cover, there was no impact to income or equity from the change in the estimate. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — specifically Asbestos and Environmental Exposures in the Other Insurance Operations segment discussion for a detailed discussion of the results of this study.

Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OB Holdings’ third party reinsurers (“Third Party Reinsurers”) in existence at the time the NICO Cover was executed (“Third Party Recoverables”). As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OB Holdings. OB Holdings estimates that on an incurred basis it has used approximately $2.3 billion of the coverage provided by NICO at September 30, 2011. Since entering into the NICO Cover, approximately 8% of the $2.3 billion of utilized coverage relates to uncollectible Third Party Recoverables and settlements on Third Party Recoverables through September 30, 2011. Net losses paid totaled approximately $1.4 billion as of September 30, 2011. To the extent that actual experience differs from OB Holdings’ estimate of ultimate A&E losses and Third Party Recoverables, future losses could exceed the $198.3 million of protection remaining under the NICO Cover at September 30, 2011.

Pursuant to the GRC Cover, OB Holdings is not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. OB Holdings intends to seek reimbursement from GRC only for claims which result in payment patterns similar to those supporting its recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by OB Holdings on its own investments. This cost, if any, is expected to be nominal. During the three and nine months ended September 30, 2011, $13.6 million and $60.7 million, respectively, was collected under the GRC Cover. During the three and nine months ended September 30, 2010, $61.3 million was collected under the GRC Cover.

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

Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year. Short-term investments are carried at amortized cost, which approximated fair value as of September 30, 2011 and December 31, 2010.

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

OB Holdings’ net investment income is comprised primarily of interest income associated with OB Holdings’ fixed maturity investments, dividend income from its equity investments and interest income from its short-term investments. Net investment income for the three and six months ended September 30, 2011 and 2010 consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	($ in millions)
Investment income:
Fixed maturity investments	$14.5	$21.3	$51.7	$73.3
Short-term investments	—	0.2	0.1	0.7
Common equity securities	1.4	1.1	3.7	3.0
Convertible bonds	0.8	1.2	2.5	4.2
Other investments	0.1	(0.1)	(0.3)	0.5
Gross investment income	16.8	23.7	57.7	81.7
Less investment expenses	(1.6)	(2.1)	(5.0)	(6.8)
Net investment income, pre-tax	$15.2	$21.6	$52.7	$74.9

The composition of net realized investment gains (losses), a component of net realized and unrealized investment gains (losses), consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	($ in millions)
Fixed maturity investments	$6.8	$16.1	$28.7	$46.1
Short-term investments	—	—	—	—
Common equity securities	14.5	(0.3)	18.3	1.3
Convertible bonds	0.3	3.9	4.7	14.4
Other investments (1)	0.8	2.6	8.4	(0.3)
Net realized investment gains (losses), pre-tax	$22.4	$22.3	$60.1	$61.5

(1)           The nine months ended September 30, 2010 include $1.3 million of realized losses related to the impairment of a receivable related to an outstanding hedge fund redemption.

The net changes in fair value for the three and nine months ended September 30, 2011 are as follows:

	Three months ended September 30, 2011			Nine months ended September 30, 2011
	Changes in net unrealized gains and losses(1)	Changes in net foreign currency translation gains and losses(1)	Total net changes in fair value reflected in revenues(1)	Changes in net unrealized gains and losses(1)	Changes in net foreign currency translation gains and losses(1)	Total net changes in fair value reflected in revenues(1)
	($ in millions)
Fixed maturity investments	$(14.8)	$(0.3)	$(15.1)	$(17.7)	$(0.2)	$(17.9)
Short-term investments	—	(0.1)	(0.1)	—	—	—
Common equity securities	(44.4)	—	(44.4)	(43.8)	(0.1)	(43.9)
Convertible bonds	(6.7)	—	(6.7)	(13.3)	—	(13.3)
Other investments	(0.5)	—	(0.5)	2.4	—	2.4
Total	$(66.4)	$(0.4)	$(66.8)	$(72.4)	$(0.3)	$(72.7)

(1)           Includes changes in net deferred gains and losses on sales of investments between OB Holdings and entities under White Mountains’ common control of $(0.2) million and $(1.5) million, pre-tax, for the three and nine months ended September 30, 2011, respectively.

The net changes in fair value for the three and nine months ended September 30, 2010 are as follows:

	Three months ended September 30, 2010			Nine months ended September 30, 2010
	Changes in net unrealized gains and losses(1)	Changes in net foreign currency translation gains and losses(1)	Total net changes in fair value reflected in revenues(1)	Changes in net unrealized gains and losses(1)	Changes in net foreign currency translation gains and losses(1)	Total net changes in fair value reflected in revenues(1)
	($ in millions)
Fixed maturity investments	$5.2	$(1.8)	$3.4	$4.3	$(1.9)	$2.4
Short-term investments	—	0.1	0.1	—	(0.8)	(0.8)
Common equity securities	23.4	—	23.4	18.8	—	18.8
Convertible bonds	2.2	—	2.2	(6.2)	—	(6.2)
Other investments	0.2	—	0.2	3.9	—	3.9
Total	$31.0	$(1.7)	$29.3	$20.8	$(2.7)	$18.1

(1)           Includes changes in net deferred gains and losses on sales of investments between OB Holdings and entities under White Mountains’ common control of $(0.2) million and $(1.4) million, pre-tax, for the three and nine months ended September 30, 2010, respectively.

The components of OB Holdings’ ending net unrealized investment gains and losses, excluding the impact of net unrealized foreign currency translation gains and losses, on its trading investment portfolio as of September 30, 2011 and December 31, 2010 were as follows:

	September 30,	December 31,
	2011	2010
	($ in millions)
Investment securities:
Gross unrealized investment gains	$106.6	$161.0
Gross unrealized investment losses	(34.3)	(17.8)
Net unrealized gains from investment securities	72.3	143.2
Income taxes	(25.3)	(50.1)
Total net unrealized investment gains, after tax	$47.0	$93.1

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency losses and carrying values of OB Holdings’ fixed maturity investments as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011 (1)
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
	($ in millions)
U.S. Government and agency obligations	$221.9	$2.1	$(0.1)	$—	$223.9
Debt securities issued by corporations	685.0	34.3	(2.5)	—	716.8
Municipal obligations	1.8	—	—	—	1.8
Asset-backed securities	950.1	13.7	(1.3)	—	962.5
Foreign government obligations	7.7	0.6	—	(0.2)	8.1
Preferred stocks	78.3	3.3	(10.5)	—	71.1
Total fixed maturity investments	$1,944.8	$54.0	$(14.4)	$(0.2)	$1,984.2

(1)           Carrying value includes $102.9 million of fixed maturity investments reclassified to assets held for sale in the consolidated balance sheet as part of the AutoOne Transaction.

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

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and carrying values of OB Holdings’ common equity securities, convertible bonds and other investments as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
Common equity securities	$220.2	$16.2	$(12.0)	$—	$224.4
Convertible bonds	75.2	3.1	(4.4)	—	73.9
Other investments	127.3	33.3	(3.5)	—	157.1

	December 31, 2010
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
Common equity securities	$237.2	$48.4	$(0.4)	$0.1	$285.3
Convertible bonds	82.2	11.6	—	—	93.8
Other investments	144.0	31.7	(4.3)	—	171.4

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

As of both September 30, 2011 and December 31, 2010, approximately 90%, of the investment portfolio recorded at fair value was priced based upon observable inputs.

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

In circumstances where the underlying investments are publicly traded, such as the investments made by hedge funds, the fair value of the underlying investments is determined using current market prices. In circumstances where the underlying investments are not publicly traded, such as the investments made by private equity funds, the private equity fund managers have considered the need for a liquidity discount on each of the underlying investments when determining the fund’s net asset value in accordance with ASC 820. In circumstances where OB Holdings’ portion of a fund’s net asset value is deemed to differ from fair value due to illiquidity or other factors associated with OB Holdings’ investment in the fund, including counterparty credit risk, the net asset value is adjusted accordingly. At September 30, 2011 and December 31, 2010, OB Holdings did not record a liquidity adjustment to the net asset value related to its investments in hedge funds or private equity funds.

As of both September 30, 2011 and December 31, 2010, other investments represented approximately 5% of the investment portfolio recorded at fair value. Other investments accounted for at fair value as of September 30, 2011 and December 31, 2010 were comprised of $51.2 million and $63.4 million, respectively, in hedge funds, $70.1 million and $72.7 million, respectively, in private equity funds and $14.1 million for both periods of an investment in a community reinvestment vehicle. At September 30, 2011 and December 31, 2010, OB Holdings held investments in 9 and 10 hedge funds, respectively, and 14 and 15 private equity funds, respectively. The largest investment in a single fund was $16.0 million and $24.6 million, respectively, at September 30, 2011 and December 31, 2010.

As of September 30, 2011 and December 31, 2010, other investments also included $21.7 million and $21.2 million, respectively, of an investment in a tax advantaged federal affordable housing development fund which is accounted for using the equity method.

The fair value measurements at September 30, 2011 and December 31, 2010 and their related inputs are as follows:

	Fair value at September 30, 2011 (2)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$223.9	$223.9	$—	$—
Debt securities issued by corporations:
Consumer	252.0	—	252.0	—
Industrial	159.9	—	159.9	—
Financial	65.5	—	65.5	—
Communications	58.6	—	58.6	—
Energy	49.7	—	49.7	—
Basic materials	60.1	—	60.1	—
Utilities	56.3	—	56.3	—
Technology	14.7	—	14.7	—
Debt securities issued by corporations	716.8	—	716.8	—
Municipal obligations	1.8	—	1.8	—
Asset-backed securities	962.5	—	904.2	58.3
Foreign government obligations	8.1	7.3	0.8	—
Preferred stocks	71.1	—	11.6	59.5
Fixed maturity investments	1,984.2	231.2	1,635.2	117.8
Short-term investments	169.5	169.5	—	—
Common equity securities:
Financials	60.2	59.4	—	0.8
Basic Materials	47.7	47.7	—	—
Consumer	59.4	59.4	—	—
Energy	25.3	25.3	—	—
Utilities	17.8	17.8	—	—
Other	14.0	13.9	0.1	—
Common equity securities	224.4	223.5	0.1	0.8
Convertible bonds	73.9	—	73.9	—
Other investments(1)	135.4	—	—	135.4
Total(1)	$2,587.4	$624.2	$1,709.2	$254.0

	Fair value at December 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$250.7	$250.7	$—	$—
Debt securities issued by corporations:
Consumer	282.6	—	282.6	—
Industrial	212.7	—	212.7	—
Financial	85.7	—	85.7	—
Communications	70.9	—	70.9	—
Energy	60.7	—	60.7	—
Basic materials	76.8	—	76.8	—
Utilities	61.0	—	61.0	—
Technology	14.5	—	14.5	—
Debt securities issued by corporations	864.9	—	864.9	—
Municipal obligations	2.1	—	2.1	—
Asset-backed securities	1,029.0	—	1,001.3	27.7
Foreign government obligations	10.3	9.6	0.7	—
Preferred stocks	83.4	—	12.0	71.4
Fixed maturity investments	2,240.4	260.3	1,881.0	99.1
Short-term investments	166.8	166.8	—	—
Common equity securities:
Financials	104.1	66.7	—	37.4
Basic Materials	57.0	57.0	—	—
Consumer	50.0	49.9	0.1	—
Energy	36.0	33.7	—	2.3
Utilities	22.4	22.4	—	—
Other	15.8	15.7	0.1	—
Common equity securities	285.3	245.4	0.2	39.7
Convertible bonds	93.8	—	93.8	—
Other investments(1)	150.2	—	—	150.2
Total(1)	$2,936.5	$672.5	$1,975.0	$289.0

(1)           Excludes the carrying value of $21.7 million and $21.2 million, respectively, associated with a tax advantaged federal affordable housing development fund accounted for using the equity method as of September 30, 2011 and December 31, 2010.

(2)           Carrying value includes $102.9 million of fixed maturity investments reclassified to assets held for sale in the September 30, 2011 consolidated balance sheet as part of the AutoOne Transaction.

At September 30, 2011 and December 31, 2010, OB Holdings held one private preferred stock that represented approximately 84% and 86%, respectively, of its preferred stock portfolio. OB Holdings used quoted market prices for similar securities that were adjusted to reflect management’s best estimate of fair value; this security is classified as a Level 3 measurement.

In addition to the investment portfolio described above, OB Holdings had $35.2 million and $41.3 million, respectively, of liabilities recorded at fair value and included in other liabilities as of September 30, 2011 and December 31, 2010. These liabilities relate to securities that have been sold short by a limited partnership that OB Holdings invests in and is required to consolidate in accordance with GAAP. As of September 30, 2011 and December 31, 2010, all of the liabilities included in the $35.2 million and $41.3 million, respectively, have been classified as Level 1 measurements.

The following table summarizes the ratings of OB Holdings’ corporate debt securities as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	($ in millions)
AA	$68.9	$81.0
A	266.1	350.5
BBB	378.2	424.2
BB	—	8.8
Other	3.6	0.4
Debt securities issued by corporations	$716.8	$864.9

Rollforwards of Fair Value Measurements by Level

The changes in Level 1 fair value measurements for the three and nine months ended September 30, 2011 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments	Total(1)
	($ in millions)
Balance at January 1, 2011	$260.3	$245.4	$—	$—	$505.7
Amortization/accretion	0.8	—	—	—	0.8
Total net realized and unrealized gains (losses)	1.9	9.6	—	—	11.5
Purchases	130.7	24.0	—	—	154.7
Sales	(130.9)	(24.7)	—	—	(155.6)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at March 31, 2011	$262.8	$254.3	$—	$—	$517.1
Amortization/accretion	0.6	—	—	—	0.6
Total net realized and unrealized gains (losses)	0.5	(4.4)	—	—	(3.9)
Purchases	39.5	11.9	—	—	51.4
Sales	(73.7)	(12.6)	—	—	(86.3)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at June 30, 2011	$229.7	$249.2	$—	$—	$478.9
Amortization/accretion	—	—	—	—	—
Total net realized and unrealized gains (losses)	(0.5)	(29.3)	—	—	(29.8)
Purchases	15.8	22.1	—	—	37.9
Sales	(13.8)	(18.5)	—	—	(32.3)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at September 30, 2011	$231.2	$223.5	$—	$—	$454.7

(1)           Excludes short-term investments which are deemed to have a Level 1 designation.

The changes in Level 2 fair value measurements for the three and nine months ended September 30, 2011 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments	Total
	($ in millions)
Balance at January 1, 2011	$1,881.0	$0.2	$93.8	$—	$1,975.0
Amortization/accretion	(4.2)	—	0.3	—	(3.9)
Total net realized and unrealized gains (losses)	—	—	0.5	—	0.5
Purchases	444.8	—	12.1	—	456.9
Sales	(528.6)	—	(21.1)	—	(549.7)
Transfers in	27.7	—	1.4	—	29.1
Transfers out	(1.4)	—	—	—	(1.4)
Balance at March 31, 2011	$1,819.3	$0.2	$87.0	$—	$1,906.5
Amortization/accretion	(3.4)	—	0.3	—	(3.1)
Total net realized and unrealized gains (losses)	15.5	(0.1)	(2.8)	—	12.6
Purchases	318.9		5.9	—	324.8
Sales	(429.4)	—	(15.2)	—	(444.6)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at June 30, 2011	$1,720.9	$0.1	$75.2	$—	$1,796.2
Amortization/accretion	(3.5)	—	0.3	—	(3.2)
Total net realized and unrealized gains (losses)	2.9	—	(6.4)	—	(3.5)
Purchases	197.5	—	9.4	—	206.9
Sales	(304.6)	—	(4.6)	—	(309.2)
Transfers in	22.0	—	—	—	22.0
Transfers out	—	—	—	—	—
Balance at September 30, 2011	$1,635.2	$0.1	$73.9	$—	$1,709.2

The changes in Level 3 fair value measurements for the three and nine months ended September 30, 2011 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments(1)	Total(1)
	($ in millions)
Balance at January 1, 2011	$99.1	$39.7	$—	$150.2	$289.0
Amortization/accretion	—	—	—	—	—
Total net realized and unrealized gains (losses)	1.8	(1.3)	—	6.2	6.7
Purchases	0.3	3.7	—	1.8	5.8
Sales	—	(0.1)	—	(16.8)	(16.9)
Transfers in	—	—	—	—	—
Transfers out	(27.7)	—	—	—	(27.7)
Balance at March 31, 2011	$73.5	$42.0	$—	$141.4	$256.9
Amortization/accretion	—	—	—	—	—
Total net realized and unrealized gains (losses)	(3.4)	0.3	—	4.2	1.1
Purchases	22.2	—	—	0.8	23.0
Sales	—	—	—	(9.8)	(9.8)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at June 30, 2011	$92.3	$42.3	$—	$136.6	$271.2
Amortization/accretion	—	—	—	—	—
Total net realized and unrealized gains (losses)	(11.0)	(2.4)	—	0.3	(13.1)
Purchases	58.5	—	—	1.2	59.7
Sales	—	(39.1)	—	(2.7)	(41.8)
Transfers in	—	—	—	—	—
Transfers out	(22.0)	—	—	—	(22.0)
Balance at September 30, 2011	$117.8	$0.8	$—	$135.4	254.0

(1)           Excludes the carrying value of $21.7 million associated with a tax advantaged federal affordable housing development fund accounted for using the equity method.

“Transfers out” of Level 3 fixed maturity investments of $22.0 million and $27.7 million for the three months ended September 30, 2011 and March 31, 2011, respectively, were comprised of securities which had been previously classified as a Level 3 measurement and were recategorized as a Level 2 measurement when quoted market prices for similar securities that were considered reliable and could be validated against an alternative source became available.

The following table summarizes the change in net unrealized gains or losses for assets designated as Level 3 for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	($ in millions)
Fixed maturity investments	$(11.0)	$3.4	$(12.1)	$0.6
Short-term investments	—	—	—	—
Common equity securities	—	2.0	(0.1)	5.8
Convertible bonds	—	—	—	—
Other investments	(0.5)	0.2	2.4	3.9
Total	$(11.5)	$5.6	$(9.8)	$10.3

Asset-backed Securities

OB Holdings purchases commercial and residential mortgage backed securities with the goal of maximizing its risk adjusted returns in the context of a diversified portfolio. OB Holdings’ non-agency commercial mortgage-backed portfolio (“CMBS”) is generally short tenor, fixed rate and structurally senior, with more than 20 points of subordination on average for fixed rate CMBS and approximately 70 points of subordination on average for floating rate CMBS as of September 30, 2011. In general, subordination represents the percentage of principal loss on the underlying collateral that would have to occur before the security incurs a loss.  These collateral losses, instead, are first absorbed by other securities lower in the capital structure. OB Holdings believes this structural protection mitigates the risk of loss tied to refinancing challenges facing the commercial real estate market.  As of September 30, 2011, on average approximately 2% of the underlying loans were reported as non-performing for all CMBS held by OB Holdings. OB Holdings is not an originator of residential mortgage loans and did not hold any residential mortgage-backed securities (“RMBS”) categorized as sub-prime as of September 30, 2011. OB Holdings’ investments in hedge funds and private equity funds contain negligible amounts of sub-prime mortgage backed securities as of September 30, 2011. OB Holdings considers sub-prime mortgage backed securities to be those that have underlying loan pools that exhibit weak credit characteristics or are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., OB Holdings considers investments backed primarily by second-liens to be a sub-prime risk regardless of credit scores or other metrics).

There are also mortgage backed securities that OB Holdings categorizes as “non-prime” (also called “Alt A” or “A-”) that are backed by collateral that has overall credit quality between prime and sub-prime, as determined based on OB Holdings’ review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of September 30, 2011, OB Holdings did not hold any mortgage backed securities that were classified as non-prime. OB Holdings’ non-agency residential mortgage-backed portfolio is generally of moderate average life, fixed rate and structurally senior. OB Holdings does not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.

The following table summarizes the carrying value of OB Holdings’ asset-backed securities as of September 30, 2011 and December 31, 2010:

	September 30, 2011			December 31, 2010
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
	($ in millions)
Mortgage-backed securities:
Agency:
GNMA	$642.2	$583.9	$58.3	$657.6	$636.3	$21.3
FNMA	125.5	125.5	—	134.3	134.3	—
FHLMC	12.6	12.6	—	19.0	19.0	—
Total agency(1)	780.3	722.0	58.3	810.9	789.6	21.3
Non-agency:
Residential	8.1	8.1	—	6.4	—	6.4
Commercial	70.9	70.9	—	36.3	36.3	—
Total Non-agency	79.0	79.0	—	42.7	36.3	6.4
Total mortgage-backed securities	859.3	801.0	58.3	853.6	825.9	27.7
Other asset-backed securities:
Credit card receivables	28.9	28.9	—	67.8	67.8	—
Vehicle receivables	74.3	74.3	—	107.6	107.6	—
Total other asset-backed securities	103.2	103.2	—	175.4	175.4	—
Total asset-backed securities	$962.5	$904.2	$58.3	$1,029.0	$1,001.3	$27.7

(1)           Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage-backed Securities

The security issuance years of OB Holdings’ investments in non-agency RMBS and non-agency CMBS securities as of September 30, 2011 are as follows:

	Fair Value	2003	2005	2007	2009	2010	2011
	($ in millions)
Non-agency RMBS	$8.1	$—	$—	$—	$—	$8.1	$—
Non-agency CMBS	70.9	0.8	10.9	4.3	3.9	—	51.0
Total	$79.0	$0.8	$10.9	$4.3	$3.9	$8.1	$51.0

Non-agency Residential Mortgage-backed Securities

The classification of the underlying collateral quality and the tranche levels of OB Holdings’ non-agency RMBS securities are as follows as of September 30, 2011:

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

(3)           At issuance, Subordinate were not rated AAA by Standard & Poor’s or Aaa by Moody’s and were junior to other bonds.

Non-agency Commercial Mortgage-backed Securities

The amount of fixed and floating rate securities and their tranche levels are as follows as of September 30, 2011:

	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
	($ in millions)
Fixed rate CMBS	$55.7	$10.0	$45.7	$—
Floating rate CMBS	15.2	15.2	—	—
Total	$70.9	$25.2	$45.7	$—

(1)                                  At issuance, Super Senior were rated AAA by Standard & Poor’s or Aaa by Moody’s and were senior to other AAA or Aaa bonds.

(2)                                 At issuance, Senior were rated AAA by Standard & Poor’s or Aaa by Moody’s and were senior to non-AAA or non-Aaa bonds.

(3)                                  At issuance, Subordinate were not rated AAA by Standard & Poor’s or Aaa by Moody’s and were senior to other bonds.

Other Investments

OB Holdings holds investments in hedge funds and private equity funds which are included in other investments. The fair value of these investments has been estimated using the net asset value of the funds. The decrease in the fair value of hedge funds and private equity funds is due to net redemptions during the period. The following tables summarize investments in hedge funds and private equity funds at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
	($ in millions)
Hedge funds
Long/short credit and distressed	$15.2	$—	$15.1	$—
Long bank loan	0.2	—	2.0	—
Long/short equity	33.8	—	39.8	—
Long/short equity activist	2.0	—	6.5	—
Total hedge funds	$51.2	$—	$63.4	$—
Private equity funds
Insurance	$3.4	$0.1	$3.5	$0.1
Distressed residential real estate	16.0	—	24.6	—
Energy infrastructure and services	17.1	4.6	13.6	5.2
Healthcare	1.2	3.5	0.8	4.0
Multi-sector	20.3	5.2	19.1	6.3
Private equity secondaries	7.6	2.6	6.9	2.9
Real estate	4.5	0.1	4.2	0.7
Total private equity funds	$70.1	$16.1	$72.7	$19.2
Total hedge funds and private equity funds(1)	$121.3	$16.1	$136.1	$19.2

(1)                                 Other investments also includes $14.1 million of an investment in a community reinvestment vehicle as of September 30, 2011 and December 31, 2010 and $21.7 million and $21.2 million, respectively, of an investment in a tax advantaged federal affordable housing development fund as of September 30, 2011 and December 31, 2010.

Redemptions of investments in certain funds are subject to restrictions including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. The following summarizes the September 30, 2011 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Hedge Funds—Active Funds
	30 - 59 days notice	60 - 89 days notice	90 - 119 days notice	120+ days notice	Total
	($ in millions)
Redemption frequency
Monthly	$—	$—	$—	$6.0	$6.0
Quarterly	23.7	8.0	11.3	—	43.0
Annual	—	—	2.0	0.2	2.2
Total	$23.7	$8.0	$13.3	$6.2	$51.2

Certain of the hedge fund investments are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund’s underlying investments are liquidated. At September 30, 2011, $1.6 million of hedge funds were in liquidation. The actual amount of the final distribution is subject to market fluctuations. The date at which such distributions will be received is not determinable at September 30, 2011.

OB Holdings has also submitted redemption requests for certain of its investments in active hedge funds. At September 30, 2011, redemptions of $2.0 million were outstanding. The date at which such redemptions will be received is not determinable at September 30, 2011. Redemptions are recorded as receivables when approved by the hedge funds and when no longer subject to market fluctuations.

Investments in private equity funds are generally subject to “lock-up” periods during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investment. In addition, certain private equity funds provide an option to extend the lock-up period at either the sole discretion of the fund manager or upon agreement between the fund and the investors. At September 30, 2011, investments in private equity funds were subject to lock-up periods as follows:

	1 - 3 years	3 - 5 years	5 - 10 years	>10 years	Total
	($ in millions)
Private Equity Funds—expected lock up period remaining	$19.4	$—	$50.7	$—	$70.1

NOTE 6. Debt

OB Holdings’ debt outstanding as of September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
	($ in millions)
Senior unsecured notes, at face value	$269.9	$419.9
Unamortized original issue discount	(0.2)	(0.3)
Senior unsecured notes, carrying value	$269.7	$419.6

Senior Notes

In May 2003, the Company issued $700.0 million face value of senior unsecured debt through a public offering, at an issue price of 99.7% (the “Senior Notes”) and received $693.4 million of proceeds. The Senior Notes bear an annual interest rate of 5.875%, payable semi-annually in arrears on May 15 and November 15, until maturity on May 15, 2013, and are fully and unconditionally guaranteed as to the payment of principal and interest by White Mountains pursuant to a separation agreement. Refer to “Note 16. Related Party Disclosures” of the Company’s 2010 Annual Report on Form 10-K. The Company incurred $7.3 million in expenses related to the issuance of the Senior Notes (including the $4.5 million underwriting discount), which have been deferred and are being recognized into interest expense over the life of the Senior Notes. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 6.0% per annum. At September 30, 2011, the Company was in compliance with all of the covenants under the Senior Notes.

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

NOTE 7. Segment Information

To better align its operating and reporting structure with OB Holdings’ go-forward business profile that resulted from the sale of the non-specialty commercial lines business to The Hanover Insurance Group (“The Hanover”) (the “Commercial Lines Transaction”) and the Personal Lines Transaction, which have transformed OB Holdings into a specialty lines company, management re-evaluated its segments during the fourth quarter of 2010 to determine the most effective management reporting structure. As a result, OB Holdings’ reportable segments are: (1) Specialty Insurance Operations, (2) Other Insurance Operations and (3) Investing, Financing and Corporate Operations. OB Holdings made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the chief operating decision makers and OBIG’s Board of Directors (the “Board”).

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

The Other Insurance Operations segment includes the results of the non-specialty commercial lines business which was transferred to The Hanover and the traditional personal lines business which was sold in the Personal Lines Transaction, other run-off business which consists of national accounts, certain specialty programs and regional agency business transferred to Liberty Mutual Insurance Group effective November 1, 2001, and certain purchase accounting adjustments relating to the OneBeacon Acquisition. As described in Note 1, prior to entering into the AutoOne Purchase Agreement on August 30, 2011, results for AutoOne were included in Other Insurance Operations and are now included in discontinued operations. The prior periods have been reclassified to conform to the current presentation.

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

Financial information for OB Holdings’ segments follows:

	Specialty Insurance Operations	Other Insurance Operations	Investing, Financing and Corporate Operations	Total
	($ in millions)
Three months ended September 30, 2011
Earned premiums	$259.1	$(0.5)	$—	$258.6
Loss and LAE	(149.7)	3.1	—	(146.6)
Policy acquisition expenses	(58.6)	—	—	(58.6)
Other underwriting expenses	(36.0)	(2.7)	—	(38.7)
Total underwriting income (loss)	14.8	(0.1)	—	14.7
Net investment income	—	—	15.2	15.2
Net realized and unrealized investment losses	—	—	(44.4)	(44.4)
Net other revenues (expenses)	0.3	0.1	(0.4)	—
General and administrative expenses	(0.4)	—	(0.7)	(1.1)
Interest expense on debt	—	—	(4.1)	(4.1)
Pre-tax income (loss)	$14.7	$—	$(34.4)	$(19.7)
Three months ended September 30, 2010
Earned premiums	$249.6	$44.0	$—	$293.6
Loss and LAE	(128.9)	(26.3)	—	(155.2)
Policy acquisition expenses	(54.1)	(10.2)	—	(64.3)
Other underwriting expenses	(42.6)	(7.9)	—	(50.5)
Total underwriting income (loss)	24.0	(0.4)	—	23.6
Net investment income	—	—	21.6	21.6
Net realized and unrealized investment gains	—	—	51.6	51.6
Net other revenues	0.6	12.2	0.1	12.9
General and administrative expenses	(0.7)	0.6	(1.0)	(1.1)
Interest expense on debt	—	—	(6.4)	(6.4)
Pre-tax income	$23.9	$12.4	$65.9	$102.2

	Specialty Insurance Operations	Other Insurance Operations	Investing, Financing and Corporate Operations	Total
	($ in millions)
Nine months ended September 30, 2011
Earned premiums	$747.9	$3.3	$—	$751.2
Loss and LAE	(421.3)	6.4	—	(414.9)
Policy acquisition expenses	(161.3)	0.2	—	(161.1)
Other underwriting expenses	(124.4)	(7.7)	—	(132.1)
Total underwriting income	40.9	2.2	—	43.1
Net investment income	—	—	52.7	52.7
Net realized and unrealized investment losses	—	—	(12.6)	(12.6)
Net other revenues (expenses)	0.5	1.6	(12.7)	(10.6)
General and administrative expenses	(1.3)	—	(1.8)	(3.1)
Interest expense on debt	—	—	(16.6)	(16.6)
Pre-tax income	$40.1	$3.8	$9.0	$52.9
Nine months ended September 30, 2010
Earned premiums	$726.7	$408.0	$—	$1,134.7
Loss and LAE	(408.5)	(310.8)	—	(719.3)
Policy acquisition expenses	(153.3)	(95.0)	—	(248.3)
Other underwriting expenses	(118.5)	(58.1)	—	(176.6)
Total underwriting income (loss)	46.4	(55.9)	—	(9.5)
Net investment income	—	—	74.9	74.9
Net realized and unrealized investment gains	—	—	79.6	79.6
Net other revenues (expenses)	1.4	12.2	(11.5)	2.1
General and administrative expenses	(1.5)	(0.1)	(3.3)	(4.9)
Interest expense on debt	—	—	(23.4)	(23.4)
Pre-tax income (loss)	$46.3	$(43.8)	$116.3	$118.8

	Specialty Insurance Operations	Other Insurance Operations	Investing, Financing and Corporate Operations	Total
	($ in millions)
September 30, 2011
Total investments	$—	$—	$2,506.2	$2,506.2
Reinsurance recoverable on paid and unpaid losses	63.5	2,189.3	—	2,252.8
Deferred acquisition costs	129.1	0.5	—	129.6
Ceded unearned premiums	10.5	1.0	—	11.5
Loss and LAE reserves	883.8	2,575.1	—	3,458.9
Unearned premiums	548.6	10.8	—	559.4
Debt	—	—	269.7	269.7
December 31, 2010
Total investments	$—	$—	$2,957.7	$2,957.7
Reinsurance recoverable on paid and unpaid losses	60.1	1,877.6	—	1,937.7
Deferred acquisition costs	111.3	3.2	—	114.5
Ceded unearned premiums	10.8	103.1	—	113.9
Loss and LAE reserves	841.5	2,454.0	—	3,295.5
Unearned premiums	475.3	152.2	—	627.5
Debt	—	—	419.6	419.6

The following tables provide net written premiums, earned premiums and ratios for OB Holdings’ insurance operations by segment and in total, as well as for the three major underwriting units within Specialty Insurance Operations, for the three and nine months ended September 30, 2011 and 2010:

($ in millions)	MGA Business	Specialty Industries	Specialty Products	Specialty Insurance Operations	Other Insurance Operations(1)	Total
Three months ended September 30, 2011
Net written premiums	$110.5	$89.7	$97.0	$297.2	$(0.4)	$296.8
Earned premiums	69.8	90.2	99.1	259.1	(0.5)	258.6
Ratios:
Loss and LAE	53.5%	54.7%	63.7%	57.8%	n/m	56.7%
Expense	44.3	35.4	32.1	36.5	n/m	37.6
Total GAAP combined	97.8%	90.1%	95.8%	94.3%	n/m	94.3%
Three months ended September 30, 2010
Net written premiums	$102.7	$75.7	$95.1	$273.5	$(4.7)	$268.8
Earned premiums	65.7	76.7	107.2	249.6	44.0	293.6
Ratios:
Loss and LAE	48.3%	54.1%	51.9%	51.7%	59.8%	52.9%
Expense	43.9	42.1	33.3	38.7	41.1	39.1
Total GAAP combined	92.2%	96.2%	85.2%	90.4%	100.9%	92.0%
Nine months ended September 30, 2011
Net written premiums	$230.7	$278.2	$312.6	$821.5	$0.8	$822.3
Earned premiums	204.1	254.8	289.0	747.9	3.3	751.2
Ratios:
Loss and LAE	50.8%	54.2%	62.2%	56.3%	n/m	55.2%
Expense	42.7	39.2	34.1	38.2	n/m	39.0
Total GAAP combined	93.5%	93.4%	96.3%	94.5%	n/m	94.2%
Nine months ended September 30, 2010
Net written premiums	$217.9	$239.8	$313.9	$771.6	$171.4	$943.0
Earned premiums	196.1	223.0	307.6	726.7	408.0	1,134.7
Ratios:
Loss and LAE	50.3%	55.2%	60.7%	56.2%	76.2%	63.4%
Expense	39.7	41.2	33.2	37.4	37.5	37.4
Total GAAP combined	90.0%	96.4%	93.9%	93.6%	113.7%	100.8%

(1)                                  As Other Insurance Operations consists of business in run-off, GAAP ratios are not meaningful for the 2011 periods.

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

Subsequent to the Personal Lines Transaction, Houston General Insurance remains as OB Holdings’ only reciprocal. At September 30, 2011 and December 31, 2010, consolidated amounts related to Houston General Insurance included total assets of $104.5 million and $118.0 million, respectively, and total liabilities of $124.3 million and $136.2 million, respectively. At September 30, 2011, the net amount of capital at risk is equal to the surplus note of $23.7 million less the accumulated losses of $19.8 million which includes accrued interest on the surplus note of $16.3 million which eliminates in consolidation.

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

The components of net periodic benefit cost for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	($ in millions)
Service cost	$0.2	$0.2	$0.6	$0.6
Interest cost	1.3	1.6	3.9	4.6
Expected return on plan assets	(1.9)	(1.8)	(5.7)	(5.6)
Amortization of unrecognized loss	0.1	0.1	0.3	0.5
Net periodic pension (income) cost before settlement and special termination benefits expense	(0.3)	0.1	(0.9)	0.1
Settlement expense	—	0.2	—	0.2
Special termination benefits expense (1)	0.2	1.3	0.6	1.7
Net periodic benefit (income) cost	$(0.1)	$1.6	$(0.3)	$2.0

(1)                                  Special termination benefits represent additional payments made from the Qualified Plan to certain vested participants when their employment was terminated due to a reduction in force.

OneBeacon does not expect to make a contribution to its Qualified Plan in 2011. OneBeacon anticipates contributing $2.4 million to the Non-qualified Plan in 2011, for which OneBeacon has assets held in a rabbi trust. As of September 30, 2011, $1.8 million in contributions have been made to the Non-qualified Plan.

As a result of the Commercial Lines Transaction and Personal Lines Transaction, the Plan experienced a partial plan settlement which required re-measurement of the remaining accumulated plan benefits in accordance with ASC 715. OneBeacon’s discount rate assumption used to account for the Qualified Plan reflects the rate at which the benefit obligation could effectively be settled. Based on consideration of published yields for high quality long-term corporate bonds, U.S. Treasuries, insurance company annuity contract pricings, and cash flow matching analysis utilizing the Citigroup Pension Discount Curve and Liability Index, the discount rate utilized for the revaluation of the Qualified Plan obligations was 4.75% as compared to 5.50% at December 31, 2009. As a result of the partial settlement and re-measurement, the Company recognized a loss of $0.2 million through pre-tax income and a pre-tax loss of $0.5 million through other comprehensive income in the three and nine months ended September 30, 2010. At the time of settlement, the remaining Qualified Plan liabilities, which were primarily attributable to Qualified Plan participants who were actively employed by OneBeacon was approximately $88.4 million.

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

Performance Shares

The following summarizes performance share activity for performance shares whose value is based upon the market price of an underlying OBIG common share (“OB Performance Shares”) for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,
	2011		2010
	Target OB Performance Shares outstanding	Accrued expense	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	671,727	$10.0	1,770,423	$15.2
Payments and deferrals (1)	—	—	(199,774)	(2.2)
New awards	—	—	14,618	—
Forfeitures and net change in assumed forfeitures	(19,583)	0.1	(20,438)	(0.3)
(Income) expense recognized	—	(0.5)	—	1.7
End of period	652,144	$9.6	1,564,829	$14.4

	Nine months ended September 30,
	2011		2010
	Target OB Performance Shares outstanding	Accrued expense	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	1,464,295	$18.5	2,224,215	$15.1
Payments and deferrals (1)(2)(3)	(936,150)	(10.5)	(882,118)	(4.5)
New awards	194,900	—	293,478	—
Forfeitures and net change in assumed forfeitures	(70,901)	(0.2)	(70,746)	(0.7)
Expense recognized	—	1.8	—	4.5
End of period	652,144	$9.6	1,564,829	$14.4

(1)                                 As a result of the Commercial Lines Transaction and the Personal Lines Transaction, payments were made to certain former employees of OneBeacon prior to the end of the performance cycle (2008-2010, 2009-2011 and 2010-2012 performance cycles) on a pro rata basis based upon a performance factor of 100%.

(2)                                 Performance share payments in 2011 for the 2008-2010 performance cycle were based upon a performance factor of 68.5%.

(3)                                 Performance share payments in 2010 for the 2007-2009 performance cycle were based upon a performance factor of 14.2%.

The following summarizes performance shares outstanding and accrued performance share expense at September 30, 2011 for each performance cycle:

	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Performance cycle:
2009—2011	259,102	$7.2
2010—2012	251,557	1.9
2011—2013	151,563	0.6
Sub-total	662,222	9.7
Assumed forfeitures	(10,078)	(0.1)
Total at September 30, 2011	652,144	$9.6

If 100% of the outstanding performance shares had been vested at September 30, 2011, the total additional compensation cost to be recognized would have been $3.7 million, based on current accrual factors at September 30, 2011 (common share price and payout assumptions).

All performance shares earned and paid for the 2010-2012, 2009-2011, 2008-2010 and 2007-2009 performance cycles were settled in cash or by deferral into certain non-qualified deferred compensation plans of the Company’s subsidiaries.

NOTE 11.  Income Taxes

OBH and its subsidiaries are domiciled in the United States. Substantially all of OB Holdings’ operations are taxed in the United States.

OB Holdings’ income tax expense related to pre-tax (loss) income for the three months ended September 30, 2011 and 2010 represented net effective tax rates of (40.6)% and 22.9%, respectively. The effective tax rate for the nine months ended September 30, 2011 and 2010 represented net effective tax rates of 33.1% and 28.1%, respectively. The effective tax rate for the three months ended September 30, 2011 was higher than the U.S. statutory rate of 35% due to a pre-tax loss from operations, tax exempt interest and dividend received deduction partially offset by state income taxes and an increase in the valuation allowance for the insurance reciprocal. The effective tax rate for the nine months ended September 30, 2011 was lower than the U.S. statutory rate of 35% due to tax exempt interest and dividend received deduction, partially offset by an increase in the valuation allowance for the insurance reciprocal. The effective tax rates for the three and nine months ended September 30, 2010 were lower than the U.S. statutory rate of 35% due to recognition of a deferred tax asset for a higher tax basis in and deconsolidation of the companies sold as part of the Personal Lines Transaction, partially offset by an increase in the valuation allowance for insurance reciprocals.

In arriving at the effective tax rate for the three and nine months ended September 30, 2011 and 2010, OB Holdings forecasted the change in net realized and unrealized investment gains or losses for the years ending December 31, 2011 and 2010, respectively, and included these gains or losses in the effective tax rate calculation pursuant to ASC 740-270.

OB Holdings classifies all interest and penalties on unrecognized tax benefits as part of income tax expense. With few exceptions, OB Holdings is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2005. OBH and its subsidiaries join in the filing of a federal consolidated tax return. The consolidated parent, which is not included in these financial statements, is OneBeacon U.S. Financial Services, Inc. (“OBFS”). In October 2008, the IRS commenced examination of OBFS’ U.S. income tax returns for 2005 and 2006. On January 5, 2011, OBFS received a revised Form 4549-A (Income Tax Discrepancy Adjustments) from the IRS relating to the examination of tax years 2005 and 2006. The estimated total assessment, including interest and utilization of alternative minimum and foreign tax credit carryovers, is $18.7 million. The total assessment relating to OB Holdings, including interest, is $19.4 million. OBFS disagrees with the adjustments proposed by the IRS and intends to defend its position. The timing of the resolution of these issues is uncertain, however, it is reasonably possible that the resolution could occur within the next twelve months. An estimate of the range of potential outcomes cannot be made at this time. When ultimately settled, OB Holdings does not expect the resolution of this examination to result in a material change to its financial position. On July 28, 2011, the IRS commenced examination of OBFS’ U.S. income tax returns for 2007, 2008 and 2009.

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

At September 30, 2011 and December 31, 2010, the fair value of OBH’s Senior Notes (its fixed-rate, long-term indebtedness) was $276.6 million and $435.1 million, respectively, which compared to a carrying value of $269.7 million and $419.6 million, respectively.

NOTE 13. Discontinued Operations

On August 30, 2011, OBIG and certain of its subsidiaries entered into the AutoOne Purchase Agreement to sell the AutoOne business to Interboro. The AutoOne Transaction includes the sale of two insurance entities, AOIC and AOSIC, through which substantially all of the AutoOne business is written on a direct basis. The AutoOne Transaction requires the completion of various steps, including amendment of the OneBeacon Amended and Restated Reinsurance (Pooling) Agreement to remove AOIC and AOSIC as parties to the agreement in order for them to retain 100% of their respective direct business, the contribution of specified assets supporting the AutoOne operations, and the sale, transfer or exchange of all of AOIC’s and AOSIC’s investment assets, other than those on deposit with governmental authorities. The AutoOne Transaction also includes the execution of a reinsurance agreement with certain subsidiaries of the Company pursuant to which OneBeacon will cede, on a 100% quota share basis, AutoOne business not directly written by AOIC and AOSIC. The transaction is expected to close in the fourth quarter of 2011, subject to regulatory approvals.

As of September 30, 2011, the transaction met the criteria for held for sale accounting. As a result, the assets and liabilities associated with the business being sold, after effecting the various steps contemplated by the AutoOne Purchase Agreement, are presented separately as single line items in the asset and liability sections of the consolidated balance sheet as of September 30, 2011. The following summarizes the major categories of assets and liabilities associated with the business classified as held for sale:

September 30, 2011
($ in millions)
Investments	$102.9
Cash	5.5
Premiums receivable	8.5
Deferred acquisition costs	2.2
Net deferred tax asset	1.5
Other assets	2.6
Total assets held for sale	$123.2

Loss and LAE reserves	$58.0
Unearned premiums	30.8
Other liabilities	9.4
Total liabilities held for sale	$98.2

Net assets held for sale	$25.0

As a result of entering into the AutoOne Purchase Agreement, the results of operations for the AutoOne division have been classified as discontinued operations and are presented, net of related income taxes, as such in the statements of comprehensive (loss) income for all periods. Amounts reflected within discontinued operations are consistent with amounts previously reported within the Other Insurance Operations segment for the AutoOne division, with the inclusion of the tax effects which previously were not separately calculated. Investing and financing activities for OB Holdings are managed on a consolidated basis and currently reported within the Investing, Financing and Corporate Operations segment. Therefore, no investment or financing activity is included in discontinued operations. During the three months ended September 30, 2011, OB Holdings recorded a net charge of $28.0 million pre-tax, $18.2 million after tax, reflecting the estimated loss on sale of the AutoOne business. This after tax net charge is included in Loss from sale of discontinued operations, net of tax, in the statements of comprehensive (loss) income. The following summarizes the results of operations, including related income taxes associated with the business classified as discontinued operations:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	($ in millions)
Net written premiums	$13.2	$18.9	$46.4	$60.1
Revenues
Earned premiums	$16.2	$24.3	$52.1	$64.7
Total revenues	16.2	24.3	52.1	64.7
Expenses
Loss and LAE	16.0	24.7	44.1	56.2
Policy acquisition expenses	1.9	2.1	5.8	6.9
Other underwriting expenses	2.5	3.3	9.0	9.9
Total expenses	20.4	30.1	58.9	73.0
Pre-tax loss	(4.2)	(5.8)	(6.8)	(8.3)
Income tax benefit	1.7	2.0	2.4	2.9
Loss from discontinued operations, net of tax	$(2.5)	$(3.8)	$(4.4)	$(5.4)

Loss from sale of discontinued operations, net of tax	$(18.2)	$—	$(18.2)	$—

During 2010, OB Holdings determined that unearned Limited Assignment Distribution fees, which are included in unearned premiums, had been overstated in years prior to 2010. In order to correct this error, OB Holdings recorded an adjustment in the three months ended September 30, 2010 of $5.5 million which increased earned premiums.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains “forward-looking statements.” Statements that are not historical in nature are forward-looking statements. OB Holdings cannot promise that our expectations in such forward-looking statements will turn out to be correct. OB Holdings’ actual results could be materially different from and worse than its expectations. See “Forward-Looking Statements” on page 54 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.

Significant Transactions

Historically, we have offered a range of specialty, commercial and personal products and services, however, in the wake of recent transactions we are now focused exclusively on specialty business. In addition, the transactions freed up significant capital, increased our financial flexibility and substantially reduced our catastrophe exposure.

Commercial lines.  On December 3, 2009, we sold the renewal rights to our non-specialty commercial lines business to The Hanover Insurance Group (The Hanover) (the Commercial Lines Transaction). The transaction included small commercial accounts and the non-specialty portion of the middle-market business, beginning with January 1, 2010 effective dates. We continue to manage claims from business written prior to the Commercial Lines Transaction. Through June 30, 2010, we also managed claims from business fronted by OneBeacon and reinsured to The Hanover. We continue to provide claims system access and first notice of loss service to The Hanover. The Hanover reimburses us for our expenses incurred to provide the claims administration services. During the nine months ended September 30, 2011, we recorded $0.8 million in additional consideration for aggregate premium renewals exceeding $200 million. During the three and nine months ended September 30, 2010, we recorded $3.7 million in additional consideration.

Personal lines.  On July 1, 2010, we completed the sale of our traditional personal lines business to Tower Group, Inc. (Tower) (the Personal Lines Transaction). The Personal Lines Transaction included two insurance companies through which the majority of the traditional personal lines business was written on a direct basis, two attorneys-in-fact managing the reciprocals that wrote the traditional personal lines business in New York and New Jersey, the surplus notes issued by the New York and New Jersey reciprocals and the remaining renewal rights to certain other traditional personal lines insurance policies. In addition, the Personal Lines Transaction included the execution of reinsurance agreements with certain subsidiaries of the Company pursuant to which we cede, on a 100% quota share basis, traditional personal lines business not directly written by companies included in the sale and assume, on a 100% quota share basis, non-traditional personal lines business written directly by York Insurance Company of Maine. OneBeacon and Tower also entered into a Transition Services Agreement (TSA), pursuant to which we provide certain services to Tower during the three-year term of the TSA. Tower reimburses us for all of our expenses incurred to provide these services. Reimbursement for these services is netted against the expense incurred. During the nine months ended September 30, 2010, we recorded a total after tax net gain on the sale of $24.6 million that was comprised of $8.5 million included in net other revenues and $16.1 million included in the tax provision. During the second quarter of 2011, OneBeacon and Tower reached agreement on post-closing adjustments resulting in no material change to the $24.6 million after tax net gain on sale that OB Holdings had recorded during 2010.

AutoOne.  On August 30, 2011, OBIG and certain of its subsidiaries entered into an agreement (the AutoOne Purchase Agreement) to sell the AutoOne Insurance (AutoOne) business to Interboro Holdings, Inc. (the AutoOne Transaction). The AutoOne Transaction includes the sale of two insurance entities, AutoOne Insurance Company (AOIC) and AutoOne Select Insurance Company (AOSIC), through which substantially all of the AutoOne business is written on a direct basis. The AutoOne Transaction requires the completion of various steps, including amendment of the OneBeacon Amended and Restated Reinsurance (Pooling) Agreement to remove AOIC and AOSIC as parties to the agreement in order for them to retain 100% of their respective direct business, the contribution of specified assets supporting the AutoOne operations, and the sale, transfer or exchange of all of AOIC’s and AOSIC’s investment assets, other than those on deposit with governmental authorities. The AutoOne Transaction also includes the execution of a reinsurance agreement with certain subsidiaries of the Company pursuant to which OneBeacon will cede, on a 100% quota share basis, AutoOne business not directly written by AOIC and AOSIC. At closing, we will also transfer the assets, liabilities (including loss reserves and unearned premiums) and equity capital of the business as well as substantially all of the AutoOne infrastructure including staff, systems and office space. The transaction is expected to close in the fourth quarter of 2011, subject to regulatory approvals. As a result of entering into the AutoOne Purchase Agreement, AutoOne is now reported as discontinued operations. The prior periods have been reclassified to conform to the current presentation. During the three months ended September 30, 2011, we recorded an after tax net charge of approximately $18.2 million reflecting the estimated loss on sale of the AutoOne business.

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

Results of Operations

Review of Consolidated Results

A summary of our consolidated financial results for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	($ in millions)
Net written premiums	$296.8	$268.8	$822.3	$943.0
Revenues
Earned premiums	$258.6	$293.6	$751.2	$1,134.7
Net investment income	15.2	21.6	52.7	74.9
Net realized and unrealized investment (losses) gains	(44.4)	51.6	(12.6)	79.6
Net other revenues (expenses)	—	12.9	(10.6)	2.1
Total revenues	229.4	379.7	780.7	1,291.3
Expenses
Loss and LAE	146.6	155.2	414.9	719.3
Policy acquisition expenses	58.6	64.3	161.1	248.3
Other underwriting expenses	38.7	50.5	132.1	176.6
General and administrative expenses	1.1	1.1	3.1	4.9
Interest expense on debt	4.1	6.4	16.6	23.4
Total expenses	249.1	277.5	727.8	1,172.5
Pre-tax (loss) income	(19.7)	102.2	52.9	118.8
Income tax benefit (expense)	8.0	(23.4)	(17.5)	(33.4)
Net (loss) income from continuing operations	(11.7)	78.8	35.4	85.4
Loss from discontinued operations, net of tax	(2.5)	(3.8)	(4.4)	(5.4)
Loss from sale of discontinued operations, net of tax	(18.2)	—	(18.2)	—
Net (loss) income including noncontrolling interests	(32.4)	75.0	12.8	80.0
Less: Net income attributable to noncontrolling interests	(0.2)	(0.8)	(1.1)	(1.6)
Net (loss) income attributable to OB Holdings’ common shareholder	(32.6)	74.2	11.7	78.4
Change in other comprehensive income and loss items	0.2	(0.3)	0.3	(0.1)
Comprehensive (loss) income attributable to OB Holdings’ common shareholder	$(32.4)	$73.9	$12.0	$78.3

The following table provides ratios of our consolidated underwriting results for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Ratios:(1)(2)(3)(4)
Loss and LAE	56.7%	52.9%	55.2%	63.4%
Expense	37.6	39.1	39.0	37.4
Total GAAP combined	94.3%	92.0%	94.2%	100.8%

(1)           As part of the resegmentation, agency results for business written on OneBeacon paper and in which OneBeacon has an ownership interest have been reclassified within the underwriting results. Financial information for the prior periods has been reclassified to conform to this presentation.

(2)           Includes our long-term incentive compensation expense. For the three months ended September 30, 2011 and 2010, long-term incentive compensation expense (decreased) increased our total combined ratio by (1.5) points and 1.8 points, respectively. For the nine months ended September 30, 2011 and 2010, long-term incentive compensation expense increased our total combined ratio by 0.9 points and 1.8 points, respectively.

(3)           Includes loss and LAE relating to catastrophes. For the three months ended September 30, 2011 and 2010, total calendar year incurred loss and LAE relating to catastrophes increased (decreased) our loss and LAE and total combined ratios by 5.2 points and (1.6) points, respectively, including development on prior accident year catastrophes which had increased (decreased) our loss and LAE and total combined ratios by 0.2 points and (0.5) points, respectively. For the nine months ended September 30, 2011 and 2010, total calendar year incurred loss and LAE relating to catastrophes increased our loss and LAE and total combined ratios by 5.0 points and 4.4 points, respectively, including development on prior accident year catastrophes which increased (decreased) our loss and LAE and total combined ratios by 0.5 points and (0.1) points, respectively.

(4)           Prior accident year development, including development on catastrophes, for the three months ended September 30, 2011 and 2010 decreased our loss and LAE and total combined ratios by 3.8 points and 6.1 points, respectively. Prior accident year development, including development on catastrophes, for the nine months ended September 30, 2011 and 2010 decreased our loss and LAE and total combined ratios by 3.3 points and 3.7 points, respectively.

Consolidated Results—Three months ended September 30, 2011 versus three months ended September 30, 2010

Our comprehensive (loss) income attributable to OB Holdings’ common shareholder was $(32.4) million in the three months ended September 30, 2011, compared to $73.9 million in the three months ended September 30, 2010. Net (loss) income attributable to OB Holdings’ common shareholder was $(32.6) million in the three months ended September 30, 2011, compared to $74.2 million in the three months ended September 30, 2010.

Our total revenues decreased 39.6% to $229.4 million in the three months ended September 30, 201s, compared to $379.7 million in the three months ended September 30, 2010. The decrease included an 11.9% reduction in earned premiums primarily due to the Commercial Lines Transaction. Net realized and unrealized investment (losses) gains decreased $96.0 million to $(44.4) million, compared to $51.6 million in the three months ended September 30, 2010. Net investment income decreased 29.6% to $15.2 million in the three months ended September 30, 2011 due to a 22.2% decline in average invested assets, including invested assets of $102.9 million reclassified to assets held for sale as part of the AutoOne Transaction. The decline in average invested assets since September 30, 2010 was driven by the Personal Lines Transaction, repurchases of debt and the Commercial Lines Transaction, including the impact of claim payments related to non-specialty commercial lines reserves. Net other revenues decreased to $0 in the three months ended September 30, 2011, compared to $12.9 million in the three months ended September 30, 2010. The three months ended September 30, 2010 included the $8.5 million net gain on the Personal Lines Transaction and $3.7 million of additional consideration related to the Commercial Lines Transaction.

Our total expenses decreased 10.2% in the three months ended September 30, 2011 to $249.1 million, compared to $277.5 million in the three months ended September 30, 2010. Loss and LAE decreased 5.5% to $146.6 million in the three months ended September 30, 2011, reflective of the decrease in our book of business resulting from the Commercial Lines Transaction. Policy acquisition expenses decreased 8.9% to $58.6 million and other underwriting expenses decreased 23.4% to $38.7 million in the three months ended September 30, 2011, reflective of the shrink in our book of business resulting from the Commercial Lines Transaction.

Interest expense decreased 35.9% to $4.1 million in the three months ended September 30, 2011 in line with the reduction in outstanding debt. General and administrative expenses were flat as compared to the prior year period.

Our income tax expense related to pre-tax (loss) income for the three months ended September 30, 2011 and 2010 represented net effective tax rates of (40.6)% and 22.9%, respectively. The effective tax rate for the three months ended September 30, 2011 was higher than the U.S. statutory rate of 35% due to a pre-tax loss from operations, tax exempt interest and dividend received deduction, partially offset by state income taxes and an increase in the valuation allowance for the insurance reciprocal. The effective tax rate for the three months ended September 30, 2010 was lower than the U.S. statutory rate of 35% due to recognition of a deferred tax asset for a higher tax basis in and deconsolidation of the companies sold as part of the Personal Lines Transaction, partially offset by an increase in the valuation allowance for insurance reciprocals. In arriving at the effective tax rate for the three months ended September 30, 2011 and 2010, we forecasted the change in net realized and unrealized investment gains or losses for the years ending December 31, 2011 and 2010, respectively, and included these gains or losses in the effective tax rate calculation pursuant to ASC 740-270.

Our discontinued operations represent the results for AutoOne. Pre-tax underwriting results from AutoOne were essentially unchanged from that for the prior year period, with a decrease in earned premiums offset by decreases in loss and LAE, policy acquisition expenses and other underwriting expenses. Earned premiums within discontinued operations for the three months ended September 30, 2010 included the benefit of a $5.5 million pre-tax correction of unearned Limited Assignment Distribution (LAD) fees. During the three months ended September 30, 2011, we recorded an estimated loss on the sale of AutoOne of $28.0 million pre-tax ($18.2 million after tax).

Our GAAP combined ratio for the three months ended September 30, 2011 increased to 94.3% from 92.0% for the three months ended September 30, 2010. The loss and LAE ratio increased by 3.8 points to 56.7% while the expense ratio decreased by 1.5 points to 37.6%. The increase in the loss and LAE ratio was primarily due to higher current accident year catastrophe losses and lower favorable loss reserve development. The three months ended September 30, 2011 included $13.0 million or 5.0 points of current accident year catastrophe losses, as compared to $(3.2) million or (1.1) points of current accident year catastrophe losses in the three months ended September 30, 2010. The three months ended September 30, 2011 included $9.8 million or 3.8 points of favorable loss reserve development, as compared to $17.8 million or 6.1 points of favorable loss reserve development in the three months ended September 30, 2010. The favorable loss reserve development was primarily related to lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and other general liability lines. The expense ratio decreased primarily due to other underwriting expenses related to a decrease in incentive compensation costs, partially offset by an increase in policy acquisition expenses.

Consolidated Results—Nine months ended September 30, 2011 versus nine months ended September 30, 2010

Our comprehensive income attributable to OB Holdings’ common shareholder was $12.0 million in the nine months ended September 30, 2011, compared to $78.3 million in the nine months ended September 30, 2010. Net income attributable to OB Holdings’ common shareholder was $11.7 million in the nine months ended September 30, 2011, compared to $78.4 million in the nine months ended September 30, 2010.

Our total revenues decreased 39.5% to $780.7 million in the nine months ended September 30, 2011, compared to $1,291.3 million in the nine months ended September 30, 2010. The decrease included a 33.8% reduction in earned premiums primarily due to the Personal Lines Transaction and Commercial Lines Transaction. Net realized and unrealized investment (losses) gains decreased $92.2 million to $(12.6) million, compared to $79.6 million in the nine months ended September 30, 2010. Net investment income decreased 29.6% to $52.7 million in the nine months ended September 30, 2011 due to a 24.5% decline in average invested assets, including invested assets of $102.9 million reclassified to assets held for sale as part of the AutoOne Transaction. The decline in average invested assets since September 30, 2010 was driven by the Personal Lines Transaction, repurchases of debt and the Commercial Lines Transaction, including the impact of claim payments related to non-specialty commercial lines reserves. Net other (expenses) revenues decreased $12.7 million to $(10.6) million in the nine months ended September 30, 2011, compared to $2.1 million in the nine months ended September 30, 2010. The nine months ended September 30, 2011 included a $12.0 million loss related to the purchase of a portion of our senior notes, partially offset by $0.8 million in additional consideration for aggregate premium renewals exceeding $200 million related to the Commercial Lines Transaction, as compared to the $8.5 million net gain on the Personal Lines Transaction and the $3.7 million of additional consideration related to the Commercial Lines Transaction, partially offset by a $10.8 million loss related to the purchase of a portion of our senior notes in the nine months ended September 30, 2010.

Our total expenses decreased 37.9% in the nine months ended September 30, 2011 to $727.8 million, compared to $1,172.5 million in the nine months ended September 30, 2010. Loss and LAE decreased 41.9% to $414.9 million in the nine months ended September 30, 2011, reflective of the decrease in our book of business resulting from the Commercial Lines Transaction and the Personal Lines Transaction. Policy acquisition expenses decreased 35.1% to $161.1 million and other underwriting expenses decreased 25.2% to $132.1 million in the nine months ended September 30, 2011, reflective of the shrink in our book of business resulting from the Commercial Lines Transaction and the Personal Lines Transaction. Interest expense decreased 29.1% to $16.6 million in the nine months ended September 30, 2011 in line with the reduction in outstanding debt. General and administrative expenses decreased 36.7% to $3.1 million.

Our income tax expense related to pre-tax income for the nine months ended September 30, 2011 and 2010 represented net effective tax rates of 33.1% and 28.1%, respectively. The effective tax rate for the nine months ended September 30, 2011 was lower than the U.S. statutory rate of 35% due to tax exempt interest and dividend received deduction, partially offset by state income taxes and an increase in the valuation allowance for the insurance reciprocal. The effective tax rate for the nine months ended September 30, 2010 was lower than the U.S. statutory rate of 35% due to recognition of a deferred tax asset for a higher tax basis in and deconsolidation of the companies sold as part of the Personal Lines Transaction, partially offset by an increase in the valuation allowance for insurance reciprocals. In arriving at the effective tax rate for the nine months ended September 30, 2011 and 2010, we forecasted the change in net realized and unrealized investment gains or losses for the years ending December 31, 2011 and 2010, respectively, and included these gains or losses in the effective tax rate calculation pursuant to ASC 740-270.

Our discontinued operations represent the results for AutoOne. Underwriting results from AutoOne were essentially unchanged from that for the prior year period, with a decrease in earned premiums offset by decreases in loss and LAE, policy acquisition expenses and other underwriting expenses. Earned premiums within discontinued operations for the nine months ended September 30, 2010 included the benefit of a $5.5 million pre-tax correction of unearned LAD fees. During the nine months ended September 30, 2011, we recorded an estimated loss on the sale of AutoOne of $28.0 million pre-tax ($18.2 million after tax).

Our GAAP combined ratio for the nine months ended September 30, 2011 decreased to 94.2% from 100.8% for the nine months ended September 30, 2010. The loss and LAE ratio decreased by 8.2 points to 55.2% while the expense ratio increased by 1.6 points to 39.0%. The decrease in the loss and LAE ratio was primarily due to a decrease in current accident year non-catastrophe losses. We experienced a number of large losses in our property and inland marine business within Specialty Insurance Operations and in our non-specialty commercial lines business within Other Insurance Operations during the nine months ended September 30, 2010. Current accident year catastrophe losses were unchanged as compared to the prior year period with 4.5 points included in both periods. The nine months ended September 30, 2011 included $34.0 million of current accident year catastrophe losses, as compared to $50.9 million of current accident year catastrophe losses in the nine months ended September 30, 2010. The nine months ended September 30, 2011 included $25.0 million or 3.3 points of favorable loss reserve development, as compared to $42.1 million or 3.7 points of favorable loss reserve development in the nine months ended September 30, 2010. The favorable loss reserve development was primarily related to lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and other general liability lines. The favorable development also included a one-time $6.5 million release of commercial and personal auto reserves associated with participation in an involuntary auto pool. The expense ratio increased primarily due to other underwriting expenses that have not decreased proportionately with the reduction in earned premium associated with the exited businesses, partially offset by a decrease in policy acquisition expenses.

Summary of Operations By Segment

Specialty Insurance Operations is comprised of twelve underwriting units that are aggregated into three major underwriting units: MGA Business, Specialty Industries and Specialty Products. Other Insurance Operations includes the non-specialty commercial lines business and traditional personal lines business, other run-off business and certain purchase accounting adjustments relating to our acquisition by White Mountains Insurance Group, Ltd. (White Mountains) in 2001 (the OneBeacon Acquisition). Investing, Financing and Corporate Operations includes the investing and financing activities for OB Holdings on a consolidated basis, and certain other activities conducted by our top holding company, OneBeacon U.S. Holdings, Inc. (OBH). The prior periods have been reclassified to conform to the current presentation. Our segment information is presented in Note 7—“Segment Information” of the accompanying consolidated financial statements.

Specialty Insurance Operations

Financial results for our Specialty Insurance Operations segment for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	($ in millions)
Net written premiums	$297.2	$273.5	$821.5	$771.6
Earned premiums	$259.1	$249.6	$747.9	$726.7
Loss and LAE	(149.7)	(128.9)	(421.3)	(408.5)
Policy acquisition expenses	(58.6)	(54.1)	(161.3)	(153.3)
Other underwriting expenses	(36.0)	(42.6)	(124.4)	(118.5)
Total underwriting income	14.8	24.0	40.9	46.4
Net other revenues	0.3	0.6	0.5	1.4
General and administrative expenses	(0.4)	(0.7)	(1.3)	(1.5)
Pre-tax income	$14.7	$23.9	$40.1	$46.3

The following table provides net written premiums, earned premiums and underwriting ratios by major underwriting unit and Specialty Insurance Operations in total for the three and nine months ended September 30, 2011 and 2010:

($ in millions)	MGA Business	Specialty Industries	Specialty Products	Specialty Insurance Operations

Three months ended September 30, 2011
Net written premiums	$110.5	$89.7	$97.0	$297.2
Earned premiums	69.8	90.2	99.1	259.1
Ratios:(1)(2)(3)
Loss and LAE	53.5%	54.7%	63.7%	57.8%
Expense	44.3	35.4	32.1	36.5
Total GAAP combined	97.8%	90.1%	95.8%	94.3%
Three months ended September 30, 2010
Net written premiums	$102.7	$75.7	$95.1	$273.5
Earned premiums	65.7	76.7	107.2	249.6
Ratios:(1)(2)(3)
Loss and LAE	48.3%	54.1%	51.9%	51.7%
Expense	43.9	42.1	33.3	38.7
Total GAAP combined	92.2%	96.2%	85.2%	90.4%
Nine months ended September 30, 2011
Net written premiums	$230.7	$278.2	$312.6	$821.5
Earned premiums	204.1	254.8	289.0	747.9
Ratios:(1)(2)(3)
Loss and LAE	50.8%	54.2%	62.2%	56.3%
Expense	42.7	39.2	34.1	38.2
Total GAAP combined	93.5%	93.4%	96.3%	94.5%
Nine months ended September 30, 2010
Net written premiums	$217.9	$239.8	$313.9	$771.6
Earned premiums	196.1	223.0	307.6	726.7
Ratios:(1)(2)(3)
Loss and LAE	50.3%	55.2%	60.7%	56.2%
Expense	39.7	41.2	33.2	37.4
Total GAAP combined	90.0%	96.4%	93.9%	93.6%

(1)                                  Includes our long-term incentive compensation expense. For the three months ended September 30, 2011 and 2010, long-term incentive compensation expense (decreased) increased our Specialty Insurance Operations combined ratio by (1.2) points and 1.9 points, respectively. For the nine months ended September 30, 2011 and 2010, long-term incentive compensation expense increased our Specialty Insurance Operations combined ratio by 0.8 points and 1.9 points, respectively.

(2)                                  Includes loss and LAE relating to catastrophes. For the three months ended September 30, 2011 and 2010, total calendar year incurred loss and LAE relating to catastrophes increased (decreased) our Specialty Insurance Operations loss and LAE and total combined ratios by 4.8 points and (0.9) points, respectively, including development on prior accident year catastrophes which decreased our Specialty Insurance Operations loss and LAE and total combined ratios by 0.2 points and 0, respectively. For the nine months ended September 30, 2011 and 2010, total calendar year incurred loss and LAE relating to catastrophes increased our Specialty Insurance Operations loss and LAE and total combined ratios by 4.7 points and 2.5 points, respectively, including development on prior accident year catastrophes which increased our Specialty Insurance Operations loss and LAE and total combined ratios by 0.2 points and 0, respectively.

(3)                                  Prior accident year development, including development on catastrophes, for the three months ended September 30, 2011 and 2010 decreased our Specialty Insurance Operations loss and LAE and total combined ratios by 2.3 points and 3.0 points, respectively. Prior accident year development, including development on catastrophes, for the nine months ended September 30, 2011 and 2010 decreased our Specialty Insurance Operations loss and LAE and total combined ratios by 1.9 points and 2.6 points, respectively.

Specialty Insurance Operations—Three months ended September 30, 2011 versus three months ended September 30, 2010

Overview.  We reported a GAAP combined ratio of 94.3% for the three months ended September 30, 2011, compared to 90.4% for the three months ended September 30, 2010, with an increase in the loss and LAE ratio partially offset by a decrease in the expense ratio. The increase in our combined ratio reflects higher current accident year catastrophe losses primarily related to hurricane Irene, as well as lower favorable loss reserve development, partially offset by lower other underwriting expenses.

MGA Business.  Net written premiums for MGA Business increased 7.6% to $110.5 million in the three months ended September 30, 2011 from $102.7 million in the three months ended September 30, 2010. The increase compared to the prior year period was primarily due to a $3.9 million increase in net written premiums from our collector cars and boats business driven by growth in new business as well as retention and a $3.8 million increase in net written premiums from OneBeacon Entertainment (OBE) related to growth in new business. Net written premiums from A.W.G. Dewar (Dewar) were flat as compared to the prior year period.

The MGA Business combined ratio for the three months ended September 30, 2011 increased to 97.8% from 92.2% for the three months ended September 30, 2010. The loss and LAE ratio increased by 5.2 points to 53.5%, while the expense ratio increased by 0.4 points to 44.3%. The increase in the loss and LAE ratio reflects a 5.4 point variance in loss reserve development as compared to the prior year period. The three months ended September 30, 2011 included 0.7 points of adverse loss reserve development, compared to 4.7 points of favorable loss reserve development primarily related to OBE. Current accident year non-catastrophe losses were 4.5 points lower than the prior year period, and almost entirely offset by current accident year catastrophe losses. The three months ended September 30, 2011 includes 4.0 points of current accident year catastrophe losses, primarily related to hurricane Irene which impacted our collector cars and boats business, as compared to (0.3) points in the three months ended September 30, 2010. The increase in the expense ratio was driven by higher policy acquisition expenses related to compensation, partially offset by lower other underwriting expenses related to incentive compensation costs and a higher earned premium base.

Specialty Industries.  Net written premiums for Specialty Industries increased 18.5% to $89.7 million in the three months ended September 30, 2011 from $75.7 million in the three months ended September 30, 2010. The increase compared to the prior year period was due to a $6.3 million increase in net written premiums from OneBeacon Government Risks (OBGR), a $6.1 million increase in net written premiums from OneBeacon Technology Insurance (OBTI), a $2.1 million increase in net written premiums from OneBeacon Energy Group (OBEG) and a $1.4 million increase in net written premiums from OneBeacon Accident Group (OBA), partially offset by a $1.9 million decrease in net written premiums from International Marine Underwriters (IMU). The increase was primarily due to new business as well as solid retention levels despite competition in the marketplace.

The Specialty Industries combined ratio for the three months ended September 30, 2011 decreased to 90.1% from 96.2% for the three months ended September 30, 2010. The loss and LAE ratio increased by 0.6 points to 54.7% while the expense ratio decreased by 6.1 points to 35.4%. The decrease in the expense ratio was primarily due to a decrease in other underwriting expenses related to lower incentive compensation costs and a higher earned premium base, and a decrease in policy acquisition expenses. The increase in the loss and LAE ratio was due to a 7.1 point increase in current accident year losses, compared with the three months ended September 30, 2010. The three months ended September 30, 2011 included 7.5 points of current accident year catastrophes, primarily related to hurricane Irene impacting IMU, as compared to (0.7) points of current accident year catastrophe losses in the prior year period. The impact of the current accident year losses was partially offset by a 6.5 point variance in loss reserve development. The three months ended September 30, 2011 included 5.2 points of favorable loss reserve development primarily related to OBTI and IMU, compared to 1.3 points of adverse loss reserve development in the prior year period.

Specialty Products.  Net written premiums for Specialty Products increased 2.0% to $97.0 million in the three months ended September 30, 2011 from $95.1 million in the three months ended September 30, 2010. The increase was primarily due to a $1.5 million increase in net written premiums at OneBeacon Property and Inland Marine (PIM), $1.4 million in net written premiums from OneBeacon Excess and Surplus (OBES) which we began writing in 2011 and a $1.2 million increase in net written premiums from OneBeacon Specialty Property, partially offset by a $2.2 million decrease in net written premiums from OneBeacon Professional Insurance (OBPI).

The Specialty Products combined ratio for the three months ended September 30, 2011 increased to 95.8% from 85.2% for the three months ended September 30, 2010. The loss and LAE ratio increased by 11.8 points to 63.7% while the expense ratio decreased by 1.2 points to 32.1%. The increase in the loss and LAE ratio was primarily due to an 8.7 point increase in current accident year losses, compared with the three months ended September 30, 2010. The three months ended September 30, 2011 included 3.4 points of current accident year catastrophe losses, primarily related to hurricane Irene impacting PIM and OBPI, compared to (1.5) points of current accident year catastrophe losses in the prior year period. Current accident year non-catastrophe losses increased by 3.8 points primarily related to the impact of large losses experienced at PIM. Further, the three months ended September 30, 2011 included 1.8 points of favorable loss reserve development primarily related to professional liability, compared to 4.9 points of favorable loss reserve development related to professional liability in the prior year period. The decrease in the expense ratio was primarily due to a decrease in other underwriting expenses related to incentive compensation costs, partially offset by an increase in policy acquisition expenses.

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

For the three months ended September 30, 2011, our net combined ratio was higher than our gross combined ratio by 2.6 points, primarily due to the impact of the cost of facultative reinsurance, professional liability reinsurance and marine reinsurance, and to a lesser extent the cost of catastrophe reinsurance and casualty reinsurance. For the three months ended September 30, 2010, our net combined ratio was higher than our gross combined ratio by 3.8 points, primarily due to the cost of facultative reinsurance, catastrophe reinsurance, casualty reinsurance and property reinsurance.

Specialty Insurance Operations—Nine months ended September 30, 2011 versus nine months ended September 30, 2010

Overview.  We reported a GAAP combined ratio of 94.5% for the nine months ended September 30, 2011, compared to 93.6% for the nine months ended September 30, 2010, with a slight increase in the loss and LAE ratio and an increase in the expense ratio. The increase in our combined ratio was primarily due to higher policy acquisition costs and other underwriting expenses, with the impact of higher current accident year catastrophe losses and lower favorable loss reserve development essentially offset by improved current accident year non-catastrophe losses.

MGA Business.  Net written premiums for MGA Business increased 5.9% to $230.7 million in the nine months ended September 30, 2011 from $217.9 million in the nine months ended September 30, 2010. The increase compared to the prior year period was primarily due to a $10.4 million increase in net written premiums from our collector cars and boats business driven by growth in new business as well as retention, a $2.0 million increase in net written premiums from OBE and a $0.4 million increase in net written premiums from Dewar.

The MGA Business combined ratio for the nine months ended September 30, 2011 increased to 93.5% from 90.0% for the nine months ended September 30, 2010. The loss and LAE ratio increased by 0.5 points to 50.8%, while the expense ratio increased by 3.0 points to 42.7%. The increase in the loss and LAE ratio was primarily due to the impact of adverse loss reserve development. The nine months ended September 30, 2011 included 2.7 points of adverse loss reserve development, compared to 0.3 points of favorable loss reserve development primarily related to OBE for both periods. Further, the nine months ended September 30, 2011 includes 2.2 points of current accident year catastrophe losses, primarily related to hurricane Irene and tornados in the southeastern and midwestern United States which impacted our collector cars and boats business, as compared to 1.5 points, primarily related to severe wind and rainstorms in the northeastern and southeastern United States which impacted our collector cars and boats business, in the nine months ended September 30, 2010. These increases were partially offset by current accident year non-catastrophe losses which were 3.2 points lower than the prior year period as the nine months ended September 30, 2010 included the impact of several large losses at OBE. The increase in the expense ratio was driven by higher other underwriting expenses, as well as higher policy acquisition expenses related to compensation.

Specialty Industries.  Net written premiums for Specialty Industries increased 16.0% to $278.2 million in the nine months ended September 30, 2011 from $239.8 million in the nine months ended September 30, 2010. The increase compared to the prior year period was due to a $14.7 million increase in net written premiums from OBA, a $12.2 million increase in net written premiums from OBGR, a $10.7 million increase in net written premiums from OBTI and a $6.0 million increase in net written premiums from OBEG. The increase was primarily due to new business at OBA as well as solid retention levels despite competition in the marketplace. These increases were partially offset by a $5.2 million decrease in net written premiums from IMU which reflects the competitive marketplace.

The Specialty Industries combined ratio for the nine months ended September 30, 2011 decreased to 93.4% from 96.4% for the nine months ended September 30, 2010. The loss and LAE ratio decreased by 1.0 point to 54.2% while the expense ratio decreased by 2.0 points to 39.2%. The decrease in the loss and LAE ratio was primarily due to the impact of favorable loss reserve development. The nine months ended September 30, 2011 included 4.4 points of favorable loss reserve development primarily related to OBTI, as well as IMU and OBGR, compared to 0.9 points of adverse loss reserve development primarily related to OBTI in the prior year period. This was partially offset by a 4.3 point increase in current accident year losses, compared with the nine months ended September 30, 2010. The nine months ended September 30, 2011 included 5.4 points of current accident year catastrophe losses, primarily related to hurricane Irene, storms and freezing weather in the northeastern and southwestern United States impacting IMU and tornados in the southeastern and midwestern United States impacting OBTI as well as OBGR and IMU, as compared to 1.5 points of current accident year catastrophe losses, primarily related to severe wind and rainstorms in the northeastern United States impacting IMU in the nine months ended September 30, 2010. The decrease in the expense ratio was due to a decrease in other underwriting expenses, as well as a small decrease in policy acquisition expenses.

Specialty Products.  Net written premiums for Specialty Products decreased by 0.4% to $312.6 million in the nine months ended September 30, 2011 from $313.9 million in the nine months ended September 30, 2010. The decrease was primarily due to a $3.6 million decrease in net written premiums from PIM, reflecting a revised underwriting strategy, and a $3.2 million decrease in net written premiums from OBPI primarily related to the medical excess line, partially offset by a $3.1 million increase in net written premiums from OBSP and $2.4 million in net written premiums from OBES which we began writing in 2011.

The Specialty Products combined ratio for the nine months ended September 30, 2011 increased to 96.3% from 93.9% for the nine months ended September 30, 2010. The loss and LAE ratio increased by 1.5 points to 62.2% while the expense ratio increased by 0.9 points to 34.1%. The increase in the loss and LAE ratio was primarily due to lower favorable loss reserve development as well as higher current accident year catastrophe losses. The nine months ended September 30, 2011 included 2.9 points of favorable loss reserve development primarily related to professional liability, compared to 6.4 points of favorable loss reserve development related to professional liability in the prior year period. The nine months ended September 30, 2011 included 5.4 points of current accident year catastrophe losses, primarily related to tornados in the southeastern and midwestern United States, storms and freezing weather in the northeastern and southwestern United States and hurricane Irene impacting PIM and to a lesser extent within the financial services business of OBPI, compared to 3.8 points of current accident year catastrophe losses, primarily related to severe wind and rainstorms in the northeastern United States experienced in the first quarter of 2010 and elsewhere in the United States in the second quarter of 2010. The increases were partially offset by a 3.6 point decrease in current accident year non-catastrophe losses, compared with the nine months ended September 30, 2010. The nine months ended September 30, 2010 included the impact of a number of large losses experienced at PIM. The increase in the expense ratio was due to increases in both policy acquisition expenses and other underwriting expenses.

Reinsurance protection. For the nine months ended September 30, 2011, our net combined ratio was higher than our gross combined ratio by 3.8 points, primarily due to the impact of the cost of property reinsurance and facultative reinsurance, and also the cost of catastrophe reinsurance and marine reinsurance. For the nine months ended September 30, 2010, our net combined ratio was higher than our gross combined ratio by 3.2 points, primarily due to the cost of facultative reinsurance and catastrophe reinsurance.

Other Insurance Operations

Financial results for our Other Insurance Operations segment for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	($ in millions)
Net written premiums	$(0.4)	$(4.7)	$0.8	$171.4
Earned premiums	$(0.5)	$44.0	$3.3	$408.0
Loss and LAE	3.1	(26.3)	6.4	(310.8)
Policy acquisition expenses	—	(10.2)	0.2	(95.0)
Other underwriting expenses	(2.7)	(7.9)	(7.7)	(58.1)
Total underwriting (loss) income	(0.1)	(0.4)	2.2	(55.9)
Net other revenues	0.1	12.2	1.6	12.2
General and administrative expenses	—	0.6	—	(0.1)
Pre-tax income (loss)	$—	$12.4	$3.8	$(43.8)

As Other Insurance Operations consists of business in run-off, GAAP ratios are not meaningful for the 2011 periods. The following table provides underwriting ratios for Other Insurance Operations for the three and nine months ended September 30, 2010:

	Three months ended	Nine months ended
	September 30, 2010
Ratios: (1)(2)(3)
Loss and LAE	59.8%	76.2%
Expense	41.1	37.5
Total GAAP combined	100.9%	113.7%

(1)                                 Includes our long-term incentive compensation expense. For the three months ended September 30, 2010, long-term incentive compensation expense increased our Other Insurance Operations combined ratio by 1.2 points. For the nine months ended September 30, 2010, long-term incentive compensation expense increased our Other Insurance Operations combined ratio by 1.7 points.

(2)                                 Includes loss and LAE relating to catastrophes. For the three months ended September 30, 2010, total calendar year incurred loss and LAE relating to catastrophes decreased our Other Insurance Operations loss and LAE and total combined ratios by 5.2 points, including development on prior accident year catastrophes which decreased our Other Insurance Operations loss and LAE and total combined ratios by 3.4 points. For the nine months ended September 30, 2010, total calendar year incurred loss and LAE relating to catastrophes increased our Other Insurance Operations loss and LAE and total combined ratios by 7.7 points, including development on prior accident year catastrophes which decreased our Other Insurance Operations loss and LAE and total combined ratios by 0.4 points.

(3)                                 Prior accident year development, including development on catastrophes, for the three months ended September 30, 2010 decreased our Other Insurance Operations loss and LAE and total combined ratios by 23.6 points. Prior accident year development, including development on catastrophes, for the nine months ended September 30, 2010 decreased our Other Insurance Operations loss and LAE and total combined ratios by 5.8 points.

Other Insurance Operations—Three months ended September 30, 2011 versus three months ended September 30, 2010

Net written premiums for Other Insurance Operations were $(0.4) million in the three months ended September 30, 2011 as compared to $(4.7) million in the three months ended September 30, 2010. Other Insurance Operations generated an underwriting loss of $0.1 million in the three months ended September 30, 2011, compared to an underwriting loss of $0.4 million in the three months ended September 30, 2010. Underwriting results for the three months ended September 30, 2010 include favorable loss reserve development, mainly due to lower than expected severity in commercial package business, the impact of which was partially offset by higher-than-average levels of large losses in the non-specialty commercial businesses and in the automobile line. The three months ended September 30, 2010 include the $8.5 million net gain on the Personal Lines Transaction and the $3.7 million of additional consideration related to the Commercial Lines Transaction.

Asbestos and Environmental Exposures

As described in Note 4—“Reinsurance” of the accompanying consolidated financial statements, in connection with the OneBeacon Acquisition, Aviva plc caused us to purchase a reinsurance contract with National Indemnity Company (NICO) for up to $2.5 billion in old asbestos and environmental (A&E) claims and certain other exposures (the NICO Cover). Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of our third party reinsurers in existence at the time the NICO Cover was executed (Third Party Recoverables). As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for our benefit.

In September 2011, we completed a study of our legacy A&E exposures. The previous study was based on experience through 2007. Reasonable estimates of potential adverse scenarios continue to be within the $2.5 billion reinsurance cover issued by NICO. Based on the results of the study, we increased the point estimate of incurred losses ceded to NICO from $2.2 billion to $2.3 billion, an increase of $121.9 million, net of underlying reinsurance. Due to the NICO Cover, there was no impact to income or equity from the change in the estimate. Approximately $1.4 billion of the estimated $2.3 billion of incurred losses have been paid by NICO through September 30, 2011.

The ratio of reserves net of Third Party Recoverables for A&E losses at September 30, 2011 to trailing three year average paid loss and allocated LAE (known in the industry as the “survival ratio”) is 13.2 years including the remaining available protection under the NICO Cover.

Our reserves for A&E losses at September 30, 2011 represent management’s best estimate of our ultimate liability based on information currently available. However, significant uncertainties, including but not limited to case law developments, medical and clean-up cost increases and industry settlement practices, limit our ability to accurately estimate ultimate liability and we may be subject to A&E losses beyond currently estimated amounts. In addition, we remain liable for risks reinsured in the event that a reinsurer does not honor its obligations under reinsurance contracts. To the extent that actual experience differs from our estimate of incurred A&E losses and Third Party Recoverables, future losses could exceed the $198.3 million of protection remaining under the NICO Cover.

Other Insurance Operations—Nine months ended September 30, 2011 versus nine months ended September 30, 2010

Underwriting results for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 reflect the impact of exiting businesses as a result of completing the Personal Lines Transaction which closed in July 2010 and the Commercial Lines Transaction. Net written premiums for Other Insurance Operations were $0.8 million in the nine months ended September 30, 2011 as compared to $171.4 million in the three months ended September 30, 2010. Other Insurance Operations generated underwriting income of $2.2 million in the nine months ended September 30, 2011, compared to an underwriting loss of $55.9 million in the nine months ended September 30, 2010. The nine months ended September 30, 2010 included significant catastrophe activity, primarily related to severe wind and rainstorms in the northeastern United States, and higher-than-average levels of large losses in the non-specialty commercial businesses and in the automobile line. The nine months ended September 30, 2011 included $0.8 million of additional consideration related to the Commercial Lines Transaction. The nine months ended September 30, 2010 include the $8.5 million net gain on the Personal Lines Transaction and the $3.7 million of additional consideration related to the Commercial Lines Transaction.

A&E Exposures

As described above, we completed a study of our A&E exposures during the third quarter of 2011. Due to the NICO Cover, there was no impact to income or equity from the results of this study.

Investing, Financing and Corporate Operations

A summary of results from our Investing, Financing and Corporate Operations segment for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	($ in millions)
Net investment income	$15.2	$21.6	$52.7	$74.9
Net realized and unrealized investment (losses) gains	(44.4)	51.6	(12.6)	79.6
Net other (expenses) revenues	(0.4)	0.1	(12.7)	(11.5)
General and administrative expenses	(0.7)	(1.0)	(1.8)	(3.3)
Interest expense	(4.1)	(6.4)	(16.6)	(23.4)
Pre-tax (loss) income	$(34.4)	$65.9	$9.0	$116.3

Investing, Financing and Corporate Operations— Three months ended September 30, 2011 versus three months ended September 30, 2010

Investing, Financing and Corporate Operations reported a pre-tax loss of $34.4 million in the three months ended September 30, 2011, compared to pre-tax income of $65.9 million in the three months ended September 30, 2010. The decrease was primarily due to net realized and unrealized investment losses and a decrease in net investment income. The three months ended September 30, 2011 included $44.4 million of net realized and unrealized investment losses as compared to $51.6 million of net realized and unrealized investment gains in the prior year period. Net investment income decreased to $15.2 million in the three months ended September 30, 2011, compared to $21.6 million in the prior year period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Investment Results”. The decrease in interest expense reflects actions taken to reduce outstanding debt. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financing”.

Investing, Financing and Corporate Operations— Nine months ended September 30, 2011 versus nine months ended September 30, 2010

Investing, Financing and Corporate Operations reported pre-tax income of $9.0 million in the nine months ended September 30, 2011, compared to pre-tax income of $116.3 million in the nine months ended September 30, 2010. The decrease was primarily related to net realized and unrealized investment losses and a decrease in net investment income. The nine months ended September 30, 2011 included $12.6 million of net realized and unrealized investment losses as compared to $79.6 million of net realized and unrealized investment gains in the prior year period. Net investment income decreased to $52.7 million in the nine months ended September 30, 2011, compared to $74.9 million in the prior year period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Investment Results”. Net other expenses increased due to a $12.0 million loss related to the purchase of a portion of our senior notes in the nine months ended September 30, 2011, compared to a $10.8 million loss related to the purchase of a portion of our senior notes in the nine months ended September 30, 2010. These were partially offset by a decrease in interest expense which reflects actions taken to reduce outstanding debt. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financing”.

Summary of Investment Results

Investment Philosophy

Our long-term investment philosophy has historically been to maximize our after tax total risk-adjusted return while taking prudent levels of risk and maintaining a diversified portfolio. Under this approach, each dollar of after tax investment income and realized and unrealized gains and losses is valued equally.

Our investment portfolio mix as of September 30, 2011 consisted in large part of high quality, fixed maturity investments and short-term investments, as well as a smaller allocation to equity investments which are comprised of common equity securities, convertible bonds and other investments such as hedge funds and private equity funds. Our management believes that prudent levels of investments in common equity securities, convertible bonds and other investments within our investment portfolio are likely to enhance long-term after tax total returns without significantly increasing the risk profile of the portfolio.

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

Investment Returns

A summary of our consolidated pre-tax investment results for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	($ in millions)
Net investment income	$15.2	$21.6	$52.7	$74.9
Net realized investment gains (losses)	22.4	22.3	60.1	61.5
Change in net unrealized investment gains and losses	(66.8)	29.3	(72.7)	18.1
Total GAAP pre-tax investment results	$(29.2)	$73.2	$40.1	$154.5

Gross investment returns versus typical benchmarks for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three months ended September 30, (1)		Nine months ended September 30, (1)
	2011	2010	2011	2010
Fixed maturity investments	0.3%	1.8%	3.0%	5.0%
Short-term investments	(0.1)	0.0	0.1	0.0
Total fixed income	0.3	1.4	2.8	3.8
Barclays U.S. Intermediate Aggregate Index	2.3	2.1	5.0	7.0
Common equity securities	(11.0)	9.7	(8.0)	9.9
Convertible bonds	(7.5)	6.4	(7.4)	8.6
Total common equity securities and convertible bonds	(10.3)	8.7	(7.8)	9.4
Other investments	0.3	1.5	6.5	2.4
Total common equity securities, convertible bonds and other investments	(6.9)	6.3	(3.4)	7.3
S&P 500 Index (total return)	(13.9)	11.3	(8.7)	3.9
Total consolidated portfolio	(1.0)%	2.1%	1.6%	4.3%

(1)                                  Gross investment income returns exclude investment expenses of $1.6 million and $2.1 million, respectively, for the three months ended September 30, 2011 and 2010, and $5.0 million and $6.8 million, respectively, for the nine months ended September 30, 2011 and 2010.

Investment Returns—Three months ended September 30, 2011 versus three months ended September 30, 2010

Overview

Our total pre-tax investment results were $(29.2) million, a return of (1.0) % for the three months ended September 30, 2011, compared to $73.2 million, a return of 2.1% for the three months ended September 30, 2010. Net investment income in the three months ended September 30, 2011 was $15.2 million, a decrease of $6.4 million, compared to $21.6 million in the three months ended September 30, 2010. The decrease was primarily due to lower fixed maturity yields and a reduction in invested assets as a result of the Personal Lines Transaction, repurchases of debt and the Commercial Lines Transaction, including the impact of claim payments related to non-specialty commercial lines reserves. Net realized investment gains were $22.4 million in the three months ended September 30, 2011, an increase of $0.1 million compared to $22.3 million in the three months ended September 30, 2010. The change in net unrealized investment gains and losses was a decrease of $66.8 million in the three months ended September 30, 2011, compared to an increase of $29.3 million in the three months ended September 30, 2010.

Fixed income

Our fixed income portfolio, which includes fixed maturity and short-term investments, returned 0.3% for the three months ended September 30, 2011, compared to 1.4% for the three months ended September 30, 2010. We maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 2.3 years excluding short-term investments and approximately 2.1 years including short-term investments at September 30, 2011. Our fixed income portfolio trailed the longer-duration Barclays U.S. Intermediate Aggregate Index benchmark for the three months ended September 30, 2011 as rates fell in the third quarter of 2011.

Common equity securities, convertible bonds and other investments

Our total common equity securities, convertible bonds and other investments portfolio returned (6.9)% for the three months ended September 30, 2011, compared to 6.3% for the three months ended September 30, 2010. Our total common equity securities and convertible bonds portfolio returned (10.3)% and 8.7% for the three months ended September 30, 2011 and 2010, respectively, or 360 basis points better and 260 basis points worse, respectively, than the Standard & Poor’s 500 Index (S&P 500) benchmark. The outperformance versus the benchmark for the three months ended September 30, 2011 was primarily driven by our equity accounts being relatively overweight in the gold sector and the fact that our convertible bond investments generally limit downside price exposure to the underlying value of the fixed maturity component of the instrument.  Our other investments portfolio returned 0.3% for the three months ended September 30, 2011, significantly outperforming the S&P 500 benchmark, driven primarily by the performance of the private equity funds, compared to 1.5% for the three months ended September 30, 2010.

Investment Returns—Nine months ended September 30, 2011 versus nine months ended September 30, 2010

Overview

Our total pre-tax investment results were $40.1 million, a return of 1.6% for the nine months ended September 30, 2011, compared to $154.5 million, a return of 4.3% for the nine months ended September 30, 2010. Net investment income in the nine months ended September 30, 2011 was $52.7 million, a decrease of $22.2 million, compared to $74.9 million in the nine months ended September 30, 2010. The decrease was primarily due to lower fixed maturity yields and a reduction in invested assets as a result of the Personal Lines Transaction, repurchases of debt and the Commercial Lines Transaction, including the impact of claim payments related to non-specialty commercial lines reserves. Net realized investment gains were $60.1 million in the nine months ended September 30, 2011, a decrease of $1.4 million compared to $61.5 million in the nine months ended September 30, 2010. The change in net unrealized investment gains and losses was a decrease of $72.7 million in the nine months ended September 30, 2011, compared to an increase of $18.1 million in the nine months ended September 30, 2010.

Fixed income

Our fixed income portfolio, which includes fixed maturity and short-term investments, returned 2.8% for the nine months ended September 30, 2011, compared to 3.8% for the nine months ended September 30, 2010. We maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 2.3 years excluding short-term investments and approximately 2.1 years including short-term investments at September 30, 2011. Our fixed income portfolio trailed the longer-duration Barclays U.S. Intermediate Aggregate Index benchmark for the nine months ended September 30, 2011 as rates fell in the first nine months of 2011.

Common equity securities, convertible bonds and other investments

Our total common equity securities, convertible bonds and other investments portfolio returned (3.4)% for the nine months ended September 30, 2011, compared to 7.3% for the nine months ended September 30, 2010. Our total common equity securities and convertible bonds portfolio returned (7.8)% and 9.4% for the nine months ended September 30, 2011 and 2010, respectively, or 90 basis points and 550 basis points, respectively, better than the S&P 500 benchmark. The outperformance versus the benchmark for the nine months ended September 30, 2011 was primarily driven by the fact that our convertible bond investments generally limit downside price exposure to the underlying value of the fixed maturity component of the instrument. Our other investments portfolio returned 6.5% for the nine months ended September 30, 2011, significantly outperforming the S&P 500 benchmark, driven primarily by the performance of the private equity funds, including the realization of gains in certain of these funds, compared to 2.4% for the nine months ended September 30, 2010.

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

In circumstances where the underlying investments are publicly traded, such as the investments made by hedge funds, the fair value of the underlying investments is determined using current market prices. In circumstances where the underlying investments are not publicly traded, such as the investments made by private equity funds, the private equity fund managers have considered the need for a liquidity discount on each of the underlying investments when determining the fund’s net asset value in accordance with ASC 820. In circumstances where our portion of a fund’s net asset value is deemed to differ from fair value due to illiquidity or other factors associated with our investment in the fund, including counterparty credit risk, the net asset value is adjusted accordingly. At September 30, 2011 and December 31, 2010, we did not record an adjustment to the net asset value related to our investments in hedge funds or private equity funds.

As of both September 30, 2011 and December 31, 2010, other investments reported at fair value represented approximately 5% of the investment portfolio recorded at fair value. Other investments accounted for at fair value as of September 30, 2011 and December 31, 2010 were comprised of $51.2 million and $63.4 million, respectively, in hedge funds, $70.1 million and $72.7 million, respectively, in private equity funds and $14.1 million for both periods of an investment in a community reinvestment vehicle. At September 30, 2011 and December 31, 2010, we held investments in 9 and 10 hedge funds, respectively, and 14 and 15 private equity funds, respectively. The largest investment in a single fund was $16.0 million and $24.6 million, respectively, at September 30, 2011 and December 31, 2010.

As of September 30, 2011 and December 31, 2010, other investments also included $21.7 million and $21.2 million, respectively, of an investment in a tax advantaged federal affordable housing development fund which is accounted for using the equity method.

As of both September 30, 2011 and December 31, 2010, approximately 90% of the investment portfolio recorded at fair value was priced based upon observable inputs. Investments valued using Level 1 inputs include fixed maturities, primarily investments in U.S. Treasuries, common equities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturities including corporate debt, state and other governmental debt, convertible fixed maturity securities and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include our investments in hedge funds and private equity funds, as well as investments in debt and equity securities, including certain asset-backed securities, where quoted market prices are unavailable.

The fair value measurements at September 30, 2011 and December 31, 2010 for assets recorded in accordance with ASC 825 and any related Level 3 inputs are as follows:

	Fair value at September 30, 2011	Level 3 Inputs	Level 3 Percentage
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$223.9	$—	—%
Debt securities issued by industrial corporations	716.8	—	—
Municipal obligations	1.8	—	—
Asset-backed securities	962.5	58.3	6.1
Foreign government obligations	8.1	—	—
Preferred stocks	71.1	59.5	83.7
Fixed maturity investments	1,984.2	117.8	5.9
Short-term investments	169.5	—	—
Common equity securities	224.4	0.8	0.4
Convertible bonds	73.9	—	—
Other investments(1)	135.4	135.4	100.0
Total(1)	$2,587.4	$254.0	9.8%

	Fair value at December 31, 2010	Level 3 Inputs	Level 3 Percentage
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$250.7	$—	—%
Debt securities issued by industrial corporations	864.9	—	—
Municipal obligations	2.1	—	—
Asset-backed securities	1,029.0	27.7	2.7
Foreign government obligations	10.3	—	—
Preferred stocks	83.4	71.4	85.6
Fixed maturity investments	2,240.4	99.1	4.4
Short-term investments	166.8	—	—
Common equity securities	285.3	39.7	13.9
Convertible bonds	93.8	—	—
Other investments(1)	150.2	150.2	100.0
Total(1)	$2,936.5	$289.0	9.8%

(1)                                  Excludes the carrying value of $21.7 million and $21.2 million, respectively, associated with a tax advantaged federal affordable housing development fund accounted for using the equity method as of September 30, 2011 and December 31, 2010.

At September 30, 2011 and December 31, 2010, we held one private preferred stock that represented approximately 84% and 86%, respectively, of our preferred stock portfolio. We used quoted market prices for similar securities that were adjusted to reflect management’s best estimate of fair value; this security is classified as a Level 3 measurement.

In addition to the investment portfolio described above, we had $35.2 million and $41.3 million, respectively, of liabilities recorded at fair value and included in other liabilities as of September 30, 2011 and December 31, 2010. These liabilities relate to securities that have been sold short by a limited partnership in which we invest and are required to consolidate in accordance with GAAP. As of September 30, 2011 and December 31, 2010, all of the liabilities included in the $35.2 million and $41.3 million, respectively, have been classified as Level 1 measurements.

The changes in Level 3 fair value measurements for the three and nine months ended September 30, 2011 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments(1)	Total(1)
	($ in millions)
Balance at January 1, 2011	$99.1	$39.7	$—	$150.2	$289.0
Amortization/accretion	—	—	—	—	—
Total net realized and unrealized gains (losses)	1.8	(1.3)	—	6.2	6.7
Purchases	0.3	3.7	—	1.8	5.8
Sales	—	(0.1)	—	(16.8)	(16.9)
Transfers in	—	—	—	—	—
Transfers out	(27.7)	—	—	—	(27.7)
Balance at March 31, 2011	$73.5	$42.0	$—	$141.4	$256.9
Amortization/accretion	—	—	—	—	—
Total net realized and unrealized gains (losses)	(3.4)	0.3	—	4.2	1.1
Purchases	22.2	—	—	0.8	23.0
Sales	—	—	—	(9.8)	(9.8)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at June 30, 2011	$92.3	$42.3	$—	$136.6	$271.2
Amortization/accretion	—	—	—	—	—
Total net realized and unrealized gains (losses)	(11.0)	(2.4)	—	0.3	(13.1)
Purchases	58.5	—	—	1.2	59.7
Sales	—	(39.1)	—	(2.7)	(41.8)
Transfers in	—	—	—	—	—
Transfers out	(22.0)	—	—	—	(22.0)
Balance at September 30, 2011	$117.8	$0.8	$—	$135.4	$254.0

(1)                                  Excludes the carrying value of $21.7 million associated with a tax advantaged federal affordable housing development fund accounted for using the equity method.

“Transfers out” of Level 3 fixed maturity investments of $22.0 million and $27.7 million for the three months ended September 30, 2011 and March 31, 2011, respectively, were comprised of securities which had been previously classified as a Level 3 measurement and were recategorized as a Level 2 measurement when quoted market prices for similar securities that were considered reliable and could be validated against an alternative source became available.

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

Generally, our regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. Our top tier regulated insurance operating subsidiaries have the ability to pay $291 million of dividends during 2011 without the prior approval of regulatory authorities, subject to the availability of unassigned funds. At June 30, 2011, OB Holdings’ top tier regulated insurance operating subsidiaries had $0.7 billion of unassigned funds and at December 31, 2010 had statutory surplus of $1.1 billion. At September 30, 2011, we had approximately $42 million of net unrestricted cash, short-term investments and fixed maturity investments outside of our regulated insurance operating subsidiaries.

During the nine months ended September 30, 2011, our top tier regulated operating subsidiaries distributed $150.0 million of extraordinary dividends to OneBeacon Insurance Group LLC (OneBeacon LLC). During the nine months ended September 30, 2010, our top tier regulated operating subsidiaries distributed $651.0 million dividends, including $71.0 million of ordinary dividends, $410.0 million in extraordinary dividends and $170.0 million representing return of capital to OneBeacon LLC. During the nine months ended September 30, 2011 and 2010, our unregulated operating subsidiaries paid $4.2 million and $8.1 million, respectively, of dividends to their immediate parent.

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

The following table illustrates our consolidated insurance float position and four operational leverage ratios based on insurance float and net invested assets as of September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
	($ in millions)
Total investments	$2,506.2		$2,957.7
Cash	35.1		33.2
Cash and investments classified within assets held for sale	108.4		—
Accounts receivable on unsettled investment sales	18.1		5.4
Accounts payable on unsettled investment purchases	(17.0)		(14.1)
Net invested assets	$2,650.8		$2,982.2
OB Holdings’ common shareholder’s equity	$942.5		$960.5
Debt	269.7		419.6
Total capital	$1,212.2		$1,380.1
Insurance float	$1,438.6		$1,602.1
Insurance float as a multiple of total capital	1.2	x	1.2	x
Net invested assets as a multiple of total capital	2.2	x	2.2	x
Insurance float as a multiple of OB Holdings’ common shareholder’s equity	1.5	x	1.7	x
Net invested assets as a multiple of OB Holdings’ common shareholder’s equity	2.8	x	3.1	x

Insurance float is expected to decrease by approximately $108 million in the fourth quarter as a result of the AutoOne Transaction.

Financing

The following table summarizes our capital structure at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	($ in millions)
Senior Notes, carrying value	$269.7	$419.6
OB Holdings’ common shareholder’s equity	942.5	960.5
Total capital	$1,212.2	$1,380.1

Ratio of debt to total capital	22.2%	30.4%

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

The indenture documents provide that, if White Mountains as guarantor of the Senior Notes has a payment default in excess of $25 million under a credit agreement, mortgage or similar debt agreement, there is a default under the Senior Notes. White Mountains has a revolving credit facility which provides for borrowing up to a maximum of $375 million and which contains restrictive financial covenants. Therefore, if White Mountains were to breach its financial covenants in its revolving credit facility, an event of default would result, which would allow lenders to declare all amounts owed under the credit facility to be immediately due and payable. A failure to pay the amount owed under the credit facility would permit the trustees or holders of 25% or more of the Senior Notes to declare an event of default under the indenture documents resulting in a required repayment of the Senior Notes. At September 30, 2011, the facility was undrawn. At September 30, 2011, White Mountains was in compliance with all of the covenants under the facility. See “Note 16. Related Party Disclosures” of the Company’s 2010 Annual Report on Form 10-K.

Cash Flows

Detailed information concerning our cash flows for the nine months ended September 30, 2011 and 2010 follows:

Cash flows from operations for the nine months ended September 30, 2011 and 2010

Net cash flows used for operations were $116.8 million and $13.4 million, respectively, for the nine months ended September 30, 2011 and 2010. Net cash flows for operations in the first nine months of 2011 and 2010 were adversely impacted by the run-off of reserves related to the Commercial Lines Transaction. Net cash flows from operations in the first nine months of 2011 and 2010 were also adversely impacted by declining net investment income, primarily due to lower overall portfolio yields, shifts in portfolio mix to lower risk, lower yield investments and a decrease in the overall invested asset base. In addition, cash flows from operations for the nine months ended September 30, 2010 reflects the impact of the Personal Lines Transaction.

Cash flows from investing and financing activities for the nine months ended September 30, 2011

Financing and Other Capital Activities

During the first nine months of 2011, we declared and paid $30.0 million of cash distributions to OneBeacon U.S. Enterprises Holdings, Inc. (OBEH), including $19.4 million of dividends and $10.6 million representing a return of capital.

During the first nine months of 2011, we paid $12.6 million of interest on our debt obligations, including $12.5 million of interest on the Senior Notes.

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

Cash flows from investing and financing activities for the nine months ended September 30, 2010

Financing and Other Capital Activities

During the first nine months of 2010, we declared and paid $270.0 million of cash dividends to OBEH.

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

During the first quarter of 2010, we repaid the $14.0 million outstanding balance on the note issued in connection with the acquisition of the Atlantic Specialty Insurance Company.

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

Critical Accounting Estimates

Refer to the Company’s 2010 Annual Report on Form 10-K for a complete discussion regarding our critical accounting estimates. As of September 30, 2011, there were no material changes to our critical accounting estimates.

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

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to our 2010 Annual Report on Form 10-K and in particular item 7A — “Quantitative and Qualitative Disclosures About Market Risk”.  As of September 30, 2011, there were no material changes to the market risks described in our most recent Annual Report on Form 10-K.

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

The CEO and CFO of OB Holdings (the principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the CEO and CFO have concluded that as of September 30, 2011, our disclosure controls and procedures are adequate and effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms. There were no significant changes with respect to our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 30, 2011.

PART II.              OTHER INFORMATION

ITEM 1.                   LEGAL PROCEEDINGS

The Company from time to time is involved in various routine legal proceedings.  We believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations.

In June 2011, Deutsche Bank Trust Company Americas, Law Debenture Company of New York and Wilmington Trust Company (collectively referred to as the “Plaintiff”), in their capacity as trustees for certain senior notes issued by the Tribune Company (the “Tribune”), filed lawsuits in various jurisdictions against numerous defendants including OB Holdings, OBIC-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of the Tribune seeking recovery of the proceeds from the sale of common stock of the Tribune in connection with the Tribune’s leveraged buyout in 2007. The Plaintiff seeks recovery of the proceeds received by the former Tribune shareholders on the basis that the Tribune purchased or repurchased its common shares without receiving fair consideration at a time when it was, or as a result of the purchases of shares, was rendered, insolvent. OB Holdings has entered into a joint defense agreement with other affiliates of White Mountains that are defendants in the action. OB Holdings and OBIC-sponsored benefit plans received approximately $32 million for the Tribune common stock it tendered in connection with the leveraged buyout. The various cases are now pending before a Multi-District Panel (the “MDL”) in the Federal district of New York. The MDL is considering a motion to consolidate these actions, and a hearing on that motion is scheduled for December 1, 2011.

ITEM 1A.           RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A — “Risk Factors” of our 2010 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 30, 2011, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

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
101.1**

The following financial information from OneBeacon U.S. Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL: (i) Consolidated Balance Sheets, September 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations and Comprehensive Income, Three and Nine Months Ended September 30, 2011 and 2010; (iii) Consolidated Statements of Common Shareholder’s Equity, Nine Months Ended September 30, 2011 and 2010; (iv) Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2011 and 2010; and (v) Notes to Consolidated Financial Statements.

*                    Filed Herewith

**             Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

OneBeacon U.S. Holdings, Inc.

	By:	/s/ ANN MARIE ANDREWS
Ann Marie Andrews
Date: October 28, 2011		Chief Accounting Officer