Form 10-Q
period 2012-03-31
OneBeacon U.S. Holdings, Inc.
filed 2012-04-27
CIK 1162000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2012

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

As of April 27, 2012, there were 505 outstanding shares of Common Stock, $1.00 par value per share, of the Registrant.

The Registrant meets the conditions set forth in General Instruction (H) (1) (a) and (b) of Form 10-Q and is therefore filing this Form with reduced disclosure format.

ONEBEACON U.S. HOLDINGS, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ONEBEACON U.S. HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
	(in millions, except share and per share amounts)
Assets
Investment securities:
Fixed maturity investments, at fair value	$1,684.8	$1,745.8
Short-term investments, at amortized cost (which approximates fair value)	274.9	291.8
Common equity securities, at fair value	257.2	243.5
Convertible fixed maturity investments, at fair value	72.5	72.5
Other investments	155.9	155.1
Total investments	2,445.3	2,508.7
Cash	52.7	49.0
Reinsurance recoverable on unpaid losses	2,109.0	2,167.5
Reinsurance recoverable on paid losses	25.9	16.5
Premiums receivable	254.5	230.9
Deferred acquisition costs	117.9	123.5
Ceded unearned premiums	9.7	10.7
Net deferred tax asset	133.4	145.0
Investment income accrued	10.1	12.8
Accounts receivable on unsettled investment sales	1.7	0.4
Other assets	265.2	255.2
Assets held for sale	—	132.6
Total assets	$5,425.4	$5,652.8
Liabilities
Loss and LAE reserves	$3,249.6	$3,358.6
Unearned premiums	557.9	528.0
Debt	269.8	269.7
Ceded reinsurance payable	22.4	23.4
Accounts payable on unsettled investment purchases	60.9	22.7
Other liabilities	312.8	396.2
Liabilities held for sale	—	107.6
Total liabilities	4,473.4	4,706.2
OB Holdings’ common shareholder’s equity and noncontrolling interests
OB Holdings’ common shareholder’s equity:
Common shares and paid-in surplus (par value $1, issued and outstanding, 505 shares)	936.4	950.9
Retained earnings (deficit)	12.0	(7.5)
Accumulated other comprehensive loss, after tax:
Other comprehensive income and loss items	(10.7)	(10.9)
Total OB Holdings’ common shareholder’s equity	937.7	932.5
Total noncontrolling interests	14.3	14.1
Total OB Holdings’ common shareholder’s equity and noncontrolling interests	952.0	946.6
Total liabilities, OB Holdings’ common shareholder’s equity and noncontrolling interests	$5,425.4	$5,652.8

See Notes to Consolidated Financial Statements.

ONEBEACON U.S. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
	2012	2011
	($ in millions)
Revenues
Earned premiums	$272.8	$245.1
Net investment income	13.6	19.7
Net realized and unrealized investment gains	28.1	21.9
Net other revenues	0.1	0.8
Total revenues	314.6	287.5
Expenses
Loss and LAE	149.3	130.4
Policy acquisition expenses	57.4	49.0
Other underwriting expenses	48.8	49.3
General and administrative expenses	1.0	1.2
Interest expense on debt	4.1	6.3
Total expenses	260.6	236.2
Pre-tax income from continuing operations	54.0	51.3
Income tax expense	(18.3)	(17.7)
Net income from continuing operations	35.7	33.6
Loss from discontinued operations, net of tax	(0.1)	(0.7)
Net income including noncontrolling interests	35.6	32.9
Less: Net income attributable to noncontrolling interests	(0.6)	(0.4)
Net income attributable to OB Holdings’ common shareholder	35.0	32.5
Change in other comprehensive income and loss items	0.2	0.1
Comprehensive income attributable to OB Holdings’ common shareholder	$35.2	$32.6

See Notes to Consolidated Financial Statements.

ONEBEACON U.S. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY

(Unaudited)

	OB Holdings’ Common Shareholder’s Equity
	Common shareholder’s equity	Common shares and paid-in surplus	Retained (deficit) earnings	Accum. other comprehensive (loss) income, after tax	Noncontrolling interests, after tax
	($ in millions)

Balances at January 1, 2012	$932.5	$950.9	$(7.5)	$(10.9)	$14.1
Net income	35.0	—	35.0	—	0.6
Issuance of common shares	—	—	—	—	0.2
Dividends to OneBeacon U.S. Enterprises Holdings, Inc.	(15.5)	—	(15.5)	—	—
Return of capital to OneBeacon U.S. Enterprises Holdings, Inc.	(14.5)	(14.5)	—	—	—
Dividends	—	—	—	—	(0.6)
Other comprehensive income, after tax	0.2	—	—	0.2	—
Balances at March 31, 2012	$937.7	$936.4	$12.0	$(10.7)	$14.3

	OB Holdings’ Common Shareholder’s Equity
	Common shareholder’s equity	Common shares and paid-in surplus	Retained (deficit) earnings	Accum. other comprehensive income, after tax	Noncontrolling interests, after tax
	($ in millions)

Balances at January 1, 2011	$960.5	$961.5	$(1.3)	$0.3	$19.9
Net income	32.5	—	32.5	—	0.4
Issuance of common shares	—	—	—	—	0.3
Dividends to OneBeacon U.S. Enterprises Holdings, Inc.	(19.4)	—	(19.4)	—	—
Return of capital to OneBeacon U.S. Enterprises Holdings, Inc.	(10.6)	(10.6)	—	—	—
Dividends	—	—	—	—	(0.9)
Other comprehensive income, after tax	0.1	—	—	0.1	—
Balances at March 31, 2011	$963.1	$950.9	$11.8	$0.4	$19.7

See Notes to Consolidated Financial Statements.

ONEBEACON U.S. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2012	2011
	($ in millions)
Cash flows from operations:
Net income including noncontrolling interests	$35.6	$32.9
Charges (credits) to reconcile net income to cash flows used for operations:
Net loss from discontinued operations	0.1	0.7
Net realized and unrealized investment gains	(28.1)	(21.9)
Deferred income tax expense	12.0	13.7
Other operating items:
Net change in loss and LAE reserves	(109.0)	(66.4)
Net change in unearned premiums	29.9	(40.7)
Net change in ceded reinsurance payable	(1.0)	(58.9)
Net change in ceded unearned premiums	1.0	55.5
Net change in premiums receivable	(23.6)	12.5
Net change in reinsurance recoverable on paid and unpaid losses	49.1	55.4
Net change in other assets and liabilities	(63.8)	(41.7)
Net cash used for operations — continuing operations	(97.8)	(58.9)
Net cash used for operations — discontinued operations	(2.0)	1.4
Net cash used for operations	(99.8)	(57.5)
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	(51.7)	(46.7)
Maturities of fixed maturity investments	66.2	126.3
Sales of fixed maturity investments	611.7	356.2
Sales of common equity securities	11.2	17.6
Sales of convertible fixed maturity investments	4.9	16.6
Distributions of other investments	5.6	18.2
Purchases of fixed maturity investments	(532.7)	(397.2)
Purchases of common equity securities	(17.2)	(17.8)
Purchases of convertible fixed maturity investments	(1.4)	(8.6)
Contributions for other investments	(1.5)	(3.5)
Net change in unsettled investment purchases and sales	36.9	27.5
Net acquisitions of property and equipment	(0.5)	(2.1)
Net cash provided from investing activities — continuing operations	131.5	86.5
Net cash provided from investing activities — discontinued operations	—	—
Net cash provided from investing activities	131.5	86.5
Cash flows from financing activities:
Cash dividends paid to OneBeacon U.S. Enterprises Holdings, Inc.	(15.5)	(19.4)
Return of capital to OneBeacon U.S. Enterprises Holdings, Inc.	(14.5)	(10.6)
Net cash used for financing activities — continuing operations	(30.0)	(30.0)
Net cash used for financing activities — discontinued operations	—	—
Net cash used for financing activities	(30.0)	(30.0)
Net increase (decrease) in cash during period	1.7	(1.0)
Cash reclassified from assets held for sale	5.5	—
Cash transferred as part of the AutoOne Transaction	(3.5)	—
Net increase (decrease) excluding cash relating to the AutoOne Transaction	3.7	(1.0)
Cash balance at beginning of period	49.0	33.2
Cash balance at end of period	$52.7	$32.2

Supplemental cash flows information:
Interest paid	$—	$—
Tax payments (refunds), including payments made under tax sharing agreements	12.2	(4.2)

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

OBH was created in 2000 by White Mountains Insurance Group, Ltd. (“White Mountains”) to acquire and subsequently be the holding company for OneBeacon Insurance Group LLC (together with its subsidiaries, “OneBeacon”). On June 1, 2001, OBH acquired OneBeacon from Aviva plc (“Aviva”), (the “OneBeacon Acquisition”). During 2006, White Mountains undertook an internal reorganization and formed OneBeacon Insurance Group, Ltd. (“OBIG”) for the purpose of holding certain of its property and casualty insurance businesses. As part of this reorganization, certain of White Mountains’ businesses that were historically indirect wholly-owned subsidiaries of White Mountains, including OBH, became indirect wholly-owned subsidiaries of OBIG. As of March 31, 2012, White Mountains owned 75.2% of OBIG’s common shares. Within this report, the term “OB Holdings” is used to refer to one or more entities within the consolidated organization, as the context requires. The Company is a U.S.-based company with its corporate headquarters located at 601 Carlson Parkway, Minnetonka, Minnesota 55305.

OB Holdings’ reportable segments are Specialty Insurance Operations, Other Insurance Operations and Investing, Financing and Corporate Operations. The Specialty Insurance Operations segment is comprised of a number of underwriting units that are aggregated into three major underwriting units for financial reporting: Managing General Agency (“MGA”) Business, Specialty Industries and Specialty Products. OB Holdings’ Other Insurance Operations segment includes the results of the non-specialty commercial lines business, to which OB Holdings sold the renewal rights, other run-off business and certain purchase accounting adjustments relating to the OneBeacon Acquisition. Investing, Financing and Corporate Operations includes the investing and financing activities for OB Holdings on a consolidated basis, and certain other activities conducted through the Company.

On February 22, 2012, OBIG and certain of its subsidiaries completed the sale of its AutoOne Insurance business (“AutoOne”) to Interboro Holdings, Inc. (“Interboro”) (the “AutoOne Transaction”). See Note 2. AutoOne has offered products and services to assigned risk markets primarily in New York and New Jersey. AutoOne had been included within the Other Insurance Operations segment, however, as a result of the sale, AutoOne has been presented as discontinued operations in the statements of operations and cash flows with the prior periods reclassified to conform to the current presentation. The AutoOne disposal group excludes investing and financing activities from amounts classified as discontinued operations. OB Holdings’ investing and financing operations are conducted on an overall consolidated level and accordingly, there are no separately identifiable investing or financing cash flows associated with AutoOne. Pursuant to the terms of the AutoOne Transaction, at closing, the legal entities included in the sale held an agreed upon level of invested assets and capital. The assets and liabilities associated with the AutoOne business as of December 31, 2011 have been presented in the balance sheet as held for sale assuming the investing and financing steps required to effect the sale were completed as of December 31, 2011.

All significant intercompany transactions have been eliminated in consolidation. These interim financial statements include all adjustments, consisting of a normal recurring nature, considered necessary by management to fairly state the financial position, results of operations and cash flows of OB Holdings. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company’s 2011 Annual Report on Form 10-K. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Refer to the Company’s 2011 Annual Report on Form 10-K for a complete discussion regarding OB Holdings’ significant accounting policies. As described above, certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.

Recently Adopted Changes in Accounting Principles

Policy Acquisition Costs

On January 1, 2012, OB Holdings adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, codified within Accounting Standards Codification (“ASC”) 944. ASU 2010-26 changes the types of policy acquisition costs that are eligible for deferral. Specifically, ASU 2010-26 limits deferrable costs to those that are incremental direct costs of contract acquisition and certain costs related to acquisition activities performed by the insurer, such as underwriting, policy issuance and processing, medical and inspection costs and sales force contract selling. ASU 2010-26 defines incremental direct costs as those costs that result directly from and were essential to the contract acquisition and would not have been incurred absent the acquisition. Accordingly, under ASC 2010-26, deferrable acquisition costs are limited to costs related to successful contract acquisitions. Acquisition costs that are not eligible for deferral are to be charged to expense in the period incurred.

OB Holdings adopted ASU 2010-26 prospectively. As a result of adopting ASU 2010-26, $5.6 million of unamortized deferred acquisition costs as of January 1, 2012, primarily relating to a portion of profit sharing commission that had been deferred under prior guidance, have been determined to no longer be deferrable and will be recognized in expense over the original amortization period. During the three months ended March 31, 2012, $2.4 million of the $5.6 million of unamortized acquisition costs as of January 1, 2012 was recognized in expense. If OB Holdings had followed ASU 2010-26 in 2011, $1.8 million of acquisition costs that had been deferred would have been recognized in expense during the three months ended March 31, 2011.

Fair Value Measurements and Disclosures

On January 1, 2012, OB Holdings adopted ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS (ASC 820). ASU 2011-04 clarifies existing guidance with respect to the concepts of highest and best use and valuation premise and measuring instruments classified within a reporting entity’s shareholders’ equity. ASU 2011-04 also clarifies disclosure requirements, requiring disclosure of quantitative information about unobservable inputs used in Level 3 fair value measurements. ASU 2011-04 also amends existing guidance. In circumstances where a reporting entity manages a portfolio of financial assets and liabilities based on the net market and counterparty credit risk exposures, ASU 2011-04 permits determination of the fair value of those instruments to be based on the net risk exposure. In addition, ASU 2011-04 permits the application of premiums or discounts to be applied in a fair value measurement to the extent that market participants would consider them in valuing the financial instruments. ASU 2011-04 also expands the required disclosures for Level 3 measurements, requiring that reporting entities provide a narrative description of the sensitivity of Level 3 fair value measurements to changes in unobservable inputs and the interrelationships between those inputs, if any. As a result of adopting ASU 2011-04, OB Holdings expanded its fair value disclosures. See Note 5.

Comprehensive Income

On January 1, 2012, OB Holdings adopted ASU 2011-05, Comprehensive Income (ASC 220). ASU 2011-05 requires all components of comprehensive income to be reported in a continuous financial statement or in two consecutive statements displaying the components of net income and the components of other comprehensive income. Since OB Holdings already presents comprehensive income in a continuous financial statement, adoption of ASU 2011-05 had no effect on OB Holdings’ financial statement presentation.

Goodwill Impairment

On January 1, 2012, OB Holdings adopted ASU 2011-08, Testing Goodwill for Impairment (ASC 350). ASU 2011-08 amends the guidance that requires an entity to test goodwill for impairment on at least an annual basis using a two-step quantitative test. The new guidance permits an entity to first assess facts and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines on the basis of this assessment that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performance of the two-step quantitative test is not required. Upon adoption, ASU 2011-08 had no effect on OB Holdings’ financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

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

NOTE 2. Acquisitions and Dispositions

On February 22, 2012, OBIG and certain of its subsidiaries completed the sale of the AutoOne business to Interboro. Pursuant to the terms of the sale, at closing, OB Holdings transferred to Interboro all of the issued and outstanding shares of common stock of AutoOne Insurance Company (“AOIC”) and AutoOne Select Insurance Company (“AOSIC”), through which substantially all of the AutoOne business was written on a direct basis. At closing, OneBeacon also transferred the assets, liabilities (including loss reserves and unearned premiums) and capital of the business as well as substantially all of the AutoOne infrastructure including systems and office space as well as certain staff. The AutoOne Transaction also included the execution of a reinsurance agreement with certain subsidiaries of the Company pursuant to which OneBeacon cedes, on a 100% quota share basis, AutoOne business not directly written by AOIC and AOSIC. See Note 12 for further information regarding balances classified as held for sale and activity reported as discontinued operations.

As part of the AutoOne Transaction, Interboro LLC, the parent company of Interboro, issued a $3.0 million promissory note to OneBeacon Insurance Company (“OBIC”). Interboro LLC is required to repay the note in $1.0 million increments on each of the third, fourth and fifth anniversaries of the closing date, or February 22, 2015, 2016 and 2017. In addition, Interboro LLC is required to pre-pay principal in an amount equal to 100% of any dividend or distribution received from its subsidiaries, net of taxes and less $0.2 million. Interest will accrue and be payable quarterly at a rate of LIBOR plus 550 basis points.

Except as described above, during the three months ended March 31, 2012 and 2011, there were no acquisitions or dispositions.

NOTE 3. Reserves for Unpaid Loss and LAE

The following table summarizes the loss and LAE reserve activities of OB Holdings’ insurance subsidiaries for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011
	($ in millions)
Gross beginning balance	$3,358.6	$3,295.5
Less beginning reinsurance recoverable on unpaid losses	(2,167.5)	(1,893.2)
Net loss and LAE reserves	1,191.1	1,402.3
Loss and LAE incurred relating to:
Current year losses	138.8	135.5
Prior year losses	10.5	(5.1)
Total incurred loss and LAE from continuing operations	149.3	130.4
Loss and LAE paid relating to:
Current year losses	(22.3)	(25.1)
Prior year losses	(177.5)	(142.3)
Total loss and LAE payments from continuing operations	(199.8)	(167.4)
Total incurred loss and LAE from discontinued operations	6.7	14.2
Total loss and LAE payments from discontinued operations	(7.6)	(18.8)
Net loss and LAE reserves	1,139.7	1,360.7
Net loss and LAE reserves reclassified from held for sale	64.7	—
Net loss and LAE reserves sold as part of the AutoOne Transaction	(63.8)	—
Net ending balance	1,140.6	1,360.7
Plus ending reinsurance recoverable on unpaid losses	2,109.0	1,864.0
Gross ending balance	$3,249.6	$3,224.7

During the three months ended March 31, 2012, OB Holdings experienced $10.5 million of unfavorable loss and LAE reserve development on prior accident year loss reserves, with $12.4 million in Other Insurance Operations, partially offset by $1.9 million of favorable loss and LAE reserve development on prior accident year loss reserves in Specialty Insurance Operations. The unfavorable loss reserve development in the run-off business was primarily driven by case incurred development on a small number of claims related to multiple peril liability lines and general liability lines and also the impact of an adverse court ruling in Mississippi regarding a disputed assessment from an involuntary pool for hurricane Katrina claims. The favorable loss reserve development was primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and general liability lines. During the three months ended March 31, 2011, OB Holdings experienced $5.1 million of favorable loss and LAE reserve development on prior accident year loss reserves, with $1.2 million in Specialty Insurance Operations and $3.9 million in Other Insurance Operations. The favorable loss reserve development was primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and general liability lines.

In connection with purchase accounting for the OneBeacon Acquisition, OB Holdings was required to adjust to fair value the loss and LAE reserves and the related reinsurance recoverables on the balance sheet. As of March 31, 2012 and December 31, 2011, the remaining fair value reductions to both loss and LAE reserves and reinsurance recoverable on unpaid losses were $160.0 million and $163.3 million, respectively. The net reduction to loss and LAE reserves is being accreted through an income statement charge ratably with and over the period the claims are settled.

NOTE 4. Reinsurance

In the normal course of business, OB Holdings’ insurance subsidiaries seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. OB Holdings remains liable for risks reinsured even if the reinsurer does not honor its obligations under reinsurance contracts.

Effective May 1, 2011, OB Holdings renewed its property catastrophe reinsurance program through April 30, 2012. The program provides coverage for OB Holdings’ property business as well as certain acts of terrorism. Under the program, the first $50.0 million of losses resulting from any single catastrophe are retained and the next $175.0 million of losses resulting from the catastrophe are reinsured in three layers, although OB Holdings retains a co-participation of 26% of losses from $50.0 million to $100.0 million and 10% of losses from $100.0 million to $175.0 million. Losses from $175.0 million to $225.0 million are fully reinsured. Any loss above $225.0 million would be retained in full. In the event of a catastrophe, OB Holdings’ property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium. OB Holdings expects to renew the property catastrophe reinsurance program on substantially similar terms.

At March 31, 2012, OB Holdings had $25.9 million of reinsurance recoverables on paid losses and $2,269.0 million (gross of $160.0 million in purchase accounting adjustments, as described in Note 3) that will become recoverable if claims are paid in accordance with current reserve estimates. Reinsurance contracts do not relieve OB Holdings of its obligations. Therefore, collectability of balances due from reinsurers is critical to OB Holdings’ financial strength. OB Holdings is selective in regard to its reinsurers, principally placing reinsurance with those reinsurers with strong financial condition, industry ratings and underwriting ability. Management monitors the financial condition and ratings of its reinsurers on an ongoing basis. As a result, uncollectible amounts have historically not been significant.

The following table provides a listing of OB Holdings’ top reinsurers for its insurance operations, excluding industry pools and associations and affiliates of OB Holdings, based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurers’ A.M. Best Company, Inc. (“A.M. Best”) ratings.

($ in millions)	Balance at March 31, 2012	% of total	A.M. Best Rating(1)
National Indemnity Company and General Reinsurance Corporation(2)	$1,504.9	66%	A++
Hanover Insurance Company	79.9	3%	A
Tokio Marine and Nichido Fire(3)	55.0	2%	A++
Tower Insurance Company	29.9	1%	A-
Munich Reinsurance America	24.0	1%	A+

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

(2)                                  Includes $198.3 million of Third-Party Recoverables (as defined below), which NICO (as defined below) would pay under the terms of the NICO Cover (as defined below) if they are unable to collect from third-party reinsurers.

(3)                                  Includes $29.0 million of reinsurance recoverables from various reinsurers that are guaranteed by Tokio Marine and Nichido Fire under the terms of a 100% quota share reinsurance agreement between Houston General Insurance Company and Tokio Marine and Nichido Fire.

In connection with the OneBeacon Acquisition, Aviva caused OB Holdings to purchase two reinsurance contracts from subsidiaries of Berkshire Hathaway Inc.: a reinsurance contract with National Indemnity Company (“NICO”), for up to $2.5 billion in old asbestos and environmental (“A&E”) claims and certain other exposures (the “NICO Cover”) and an adverse loss reserve development cover from General Reinsurance Corporation (“GRC”) for up to $570.0 million, comprised of $400.0 million of adverse loss reserve development occurring in years 2000 and prior (the “GRC Cover”) in addition to $170.0 million of reserves ceded as of the date of the OneBeacon Acquisition. The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the OneBeacon Acquisition, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for under GAAP as a seller guarantee.

Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OB Holdings’ third party reinsurers (“Third Party Reinsurers”) in existence at the time the NICO Cover was executed (“Third Party Recoverables”). As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OB Holdings. OB Holdings estimates that on an incurred basis it has used approximately $2.3 billion of the coverage provided by NICO at March 31, 2012. Net losses paid totaled approximately $1.4 billion as of March 31, 2012. To the extent that actual experience differs from OB Holdings’ estimate of ultimate A&E losses and Third Party Recoverables, future losses could exceed the $198.3 million of protection remaining under the NICO Cover at March 31, 2012.

Pursuant to the GRC Cover, OB Holdings is not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. OB Holdings intends to seek reimbursement from GRC only for claims which result in payment patterns similar to those supporting its recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by OB Holdings on its own investments. This cost, if any, is expected to be nominal. OB Holdings has ceded estimated incurred losses of $562.0 million to GRC under the GRC Cover. As of March 31, 2012, OB Holdings has $423.7 million of reinsurance recoverable on unpaid losses outstanding under the GRC Cover.

NOTE 5. Investment Securities

OB Holdings’ invested assets are comprised of securities and other investments held for general investment purposes. Refer to the Company’s 2011 Annual Report on Form 10-K for a complete discussion.

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

Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year. Short-term investments are carried at amortized cost, which approximated fair value as of March 31, 2012 and December 31, 2011.

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

OB Holdings’ net investment income is comprised primarily of interest income associated with OB Holdings’ fixed maturity investments, dividend income from its equity investments and interest income from its short-term investments. Net investment income for the three months ended March 31, 2012 and 2011 consisted of the following:

	Three months ended March 31,
	2012	2011
	($ in millions)
Investment income:
Fixed maturity investments	$12.6	$19.1
Short-term investments	—	—
Common equity securities	1.6	1.3
Convertible fixed maturity investments	1.1	1.0
Other investments	(0.1)	—
Gross investment income	15.2	21.4
Less investment expenses	(1.6)	(1.7)
Net investment income, pre-tax	$13.6	$19.7

The composition of net realized investment gains, a component of net realized and unrealized investment gains, consisted of the following:

	Three months ended March 31,
	2012	2011
	($ in millions)
Fixed maturity investments	$14.5	$10.6
Short-term investments	—	—
Common equity securities	3.4	2.5
Convertible fixed maturity investments	0.8	3.3
Other investments	1.1	4.8
Net realized investment gains, pre-tax	$19.8	$21.2

The net changes in fair value for the three months ended March 31, 2012 and 2011 are as follows:

	Three months ended March 31, 2012
	Changes in net unrealized gains and losses (1)	Changes in net foreign currency translation gains and losses (1)	Total net changes in fair value reflected in revenues (1)
	($ in millions)
Fixed maturity investments	$(2.1)	$0.1	$(2.0)
Short-term investments	—	—	—
Common equity securities	4.3	—	4.3
Convertible fixed maturity investments	2.2	—	2.2
Other investments	3.8	—	3.8
Total	$8.2	$0.1	$8.3

	Three months ended March 31, 2011
	Changes in net unrealized gains and losses (1)	Changes in net foreign currency translation gains and losses (1)	Total net changes in fair value reflected in revenues (1)
	($ in millions)
Fixed maturity investments	$(3.9)	$0.1	$(3.8)
Short-term investments	—	—	—
Common equity securities	5.7	—	5.7
Convertible fixed maturity investments	(2.8)	—	(2.8)
Other investments	1.6	—	1.6
Total	$0.6	$0.1	$0.7

(1)                                 Includes changes in net deferred gains and losses on sales of investments between OB Holdings and entities under White Mountains’ common control of $(0.1) million and $(0.4) million, pre-tax, for the three months ended March 31, 2012 and 2011, respectively.

The components of OB Holdings’ ending net unrealized investment gains and losses, excluding the impact of net unrealized foreign currency translation gains and losses, on its trading investment portfolio as of March 31, 2012 and December 31, 2011 were as follows:

	March 31,	December 31,
	2012	2011
	($ in millions)
Investment securities:
Gross unrealized investment gains	$115.2	$118.0
Gross unrealized investment losses	(10.1)	(21.2)
Net unrealized gains from investment securities	105.1	96.8
Income taxes	(36.7)	(33.9)
Total net unrealized investment gains, after tax	$68.4	$62.9

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses and carrying values of OB Holdings’ fixed maturity investments as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
U.S. Government and agency obligations	$203.1	$1.3	$—	$—	$204.4
Debt securities issued by industrial corporations	588.0	28.5	(0.6)	—	615.9
Municipal obligations	2.2	—	—	—	2.2
Asset-backed securities	768.6	4.5	(1.3)	—	771.8
Foreign government obligations	7.6	0.5	—	—	8.1
Preferred stocks	78.3	4.4	(0.3)	—	82.4
Total fixed maturity investments	$1,647.8	$39.2	$(2.2)	$—	$1,684.8

	December 31, 2011(1)
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
	($ in millions)
U.S. Government and agency obligations	$213.6	$1.8	$—	$—	$215.4
Debt securities issued by industrial corporations	654.8	32.7	(1.9)	(0.1)	685.5
Municipal obligations	2.2	—	—	—	2.2
Asset-backed securities	862.1	9.8	(0.8)	—	871.1
Foreign government obligations	7.7	0.5	(0.1)	—	8.1
Preferred stocks	78.3	3.2	(6.2)	—	75.3
Total fixed maturity investments	$1,818.7	$48.0	$(9.0)	$(0.1)	$1,857.6

(1)                                  Carrying value includes $111.8 million of fixed maturity investments reclassified to assets held for sale in the consolidated balance sheet as part of the AutoOne Transaction.

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses and carrying values of OB Holdings’ common equity securities, convertible fixed maturity investments and other investments as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
Common equity securities	$228.9	$33.2	$(4.9)	$—	$257.2
Convertible fixed maturity investments	67.0	5.6	(0.1)	—	72.5
Other investments	121.6	37.2	(2.9)	—	155.9

	December 31, 2011
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
Common equity securities	$219.5	$28.1	$(4.1)	$—	$243.5
Convertible fixed maturity investments	69.2	4.1	(0.8)	—	72.5
Other investments	124.6	37.8	(7.3)	—	155.1

Fair value measurements

OB Holdings records its investments in accordance with ASC 820 which defines fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information. Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an “exit price”). Fair value measurements are categorized into a hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). Quoted prices in active markets for identical assets or liabilities have the highest priority (“Level 1”), followed by observable inputs other than quoted prices, including quoted prices for similar but not identical assets or liabilities (“Level 2”) and unobservable inputs, including the reporting entity’s estimates of the assumptions that market participants would use, having the lowest priority (“Level 3”).

As of March 31, 2012 and December 31, 2011, approximately 90% and 92%, respectively, of the investment portfolio recorded at fair value was priced based upon observable inputs.

OB Holdings uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, OB Holdings uses the quoted market prices provided by the outside pricing services to determine fair value. The outside pricing services OB Holdings uses have indicated that they will only provide prices where observable inputs are available. In circumstances where quoted market prices are unavailable or are not considered reasonable, OB Holdings estimates the fair value using industry standard pricing models and observable inputs such as benchmark interest rates, matrix pricing, market comparables, broker quotes, issuer spreads, bids, offers, credit rating prepayment speeds and other relevant inputs. In those circumstances, such fair value measurements are considered a lower level measurement in the fair value hierarchy.

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

In circumstances where the underlying investments are publicly traded, such as the investments made by hedge funds, the fair value of the underlying investments is determined using current market prices. In circumstances where the underlying investments are not publicly traded, such as the investments made by private equity funds, the private equity fund managers have considered the need for a liquidity discount on each of the underlying investments when determining the fund’s net asset value in accordance with ASC 820. In circumstances where OB Holdings’ portion of a fund’s net asset value is deemed to differ from fair value due to illiquidity or other factors associated with OB Holdings’ investment in the fund, including counterparty credit risk, the net asset value is adjusted accordingly. At March 31, 2012 and December 31, 2011, OB Holdings did not record a liquidity adjustment to the net asset value related to its investments in hedge funds or private equity funds.

As of March 31, 2012 and December 31, 2011, other investments reported at fair value represented approximately 6% and 5%, respectively, of the investment portfolio recorded at fair value. Other investments accounted for at fair value as of March 31, 2012 and December 31, 2011 were comprised of $54.2 million and $53.5 million, respectively, in hedge funds, $66.1 million and $65.7 million, respectively, in private equity funds, $14.1 million for both periods of an investment in a community reinvestment vehicle. At both March 31, 2012 and December 31, 2011, OneBeacon held investments in 9 hedge funds and 14 private equity funds.  The largest investment in a single fund was $12.6 million and $13.7 million, respectively, at March 31, 2012 and December 31, 2011. As of March 31, 2012 and December 31, 2011, other investments also included $21.5 million and $21.8 million, respectively, of an investment in a tax advantaged federal affordable housing development fund which is accounted for using the equity method.

The fair value measurements at March 31, 2012 and December 31, 2011 and their related inputs are as follows:

	Fair value at March 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$204.4	$204.4	$—	$—
Debt securities issued by corporations:
Consumer	212.6	—	212.6	—
Industrial	118.0	—	118.0	—
Financial	67.7	—	67.7	—
Communications	37.9	—	37.9	—
Energy	48.0	—	48.0	—
Basic materials	77.8	—	77.8	—
Utilities	38.7	—	38.7	—
Technology	15.2	—	15.2	—
Debt securities issued by corporations	615.9	—	615.9	—
Municipal obligations	2.2	—	2.2	—
Asset-backed securities	771.8	—	735.9	35.9
Foreign government obligations	8.1	7.4	0.7	—
Preferred stocks	82.4	—	12.6	69.8
Fixed maturity investments	1,684.8	211.8	1,367.3	105.7
Short-term investments	274.9	274.9	—	—
Common equity securities:
Financials	71.4	70.6	—	0.8
Basic Materials	50.5	50.5	—	—
Consumer	66.8	66.7	0.1	—
Energy	31.2	31.2	—	—
Utilities	17.0	17.0	—	—
Other	20.3	20.3	—	—
Common equity securities	257.2	256.3	0.1	0.8
Convertible fixed maturity investments	72.5	—	72.5	—
Other investments(1)	134.4	—	—	134.4
Total(1)	$2,423.8	$743.0	$1,439.9	$240.9

	Fair value at December 31, 2011(2)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$215.4	$215.4	$—	$—
Debt securities issued by corporations:
Consumer	261.9	—	261.9	—
Industrial	126.0	—	126.0	—
Financial	56.4	—	56.4	—
Communications	46.1	—	46.1	—
Energy	60.5	—	60.5	—
Basic materials	77.9	—	77.9	—
Utilities	42.0	—	42.0	—
Technology	14.7	—	14.7	—
Debt securities issued by corporations	685.5	—	685.5	—
Municipal obligations	2.2	—	2.2	—
Asset-backed securities	871.1	—	868.8	2.3
Foreign government obligations	8.1	7.4	0.7	—
Preferred stocks	75.3	—	11.5	63.8
Fixed maturity investments	1,857.6	222.8	1,568.7	66.1
Short-term investments	291.8	291.8	—	—
Common equity securities:
Financials	65.8	65.0	—	0.8
Basic Materials	50.5	50.5	—	—
Consumer	64.3	64.2	0.1	—
Energy	29.3	29.3	—	—
Utilities	16.3	16.3	—	—
Other	17.3	17.3	—	—
Common equity securities	243.5	242.6	0.1	0.8
Convertible fixed maturity investments	72.5	—	72.5	—
Other investments(1)	133.3	—	—	133.3
Total(1)	$2,598.7	$757.2	$1,641.3	$200.2

(1)                                  Excludes the carrying value of $21.5 million and $21.8 million, respectively, associated with a tax advantaged federal affordable housing development fund accounted for using the equity method as of March 31, 2012 and December 31, 2011.

(2)                                  Fair value includes $111.8 million of fixed maturity investments reclassified to assets held for sale in the December 31, 2011 consolidated balance sheet as part of the AutoOne Transaction.

At both March 31, 2012 and December 31, 2011, OB Holdings held one private preferred stock that represented 85% of its preferred stock portfolio. OB Holdings used quoted market prices for similar securities that were adjusted to reflect management’s best estimate of fair value; this security is classified as a Level 3 measurement.

In addition to the investment portfolio described above, OB Holdings had $40.1 million and $36.9 million, respectively, of liabilities recorded at fair value and included in other liabilities as of March 31, 2012 and December 31, 2011. These liabilities relate to securities that have been sold short by a limited partnership that OB Holdings invests in and is required to consolidate in accordance with GAAP. As of March 31, 2012 and December 31, 2011, all of the liabilities included in the $40.1 million and $36.9 million, respectively, have been classified as Level 1 measurements.

The following table summarizes the ratings of OB Holdings’ corporate debt securities as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	($ in millions)
AA	$45.1	$59.2
A	277.2	272.9
BBB	281.6	342.7
BB	7.4	6.1
Other	4.6	4.6
Debt securities issued by corporations	$615.9	$685.5

Rollforwards of Fair Value Measurements by Level

The changes in Level 1 fair value measurements for the three months ended March 31, 2012 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments	Total (1)
	($ in millions)
Balance at January 1, 2012	$222.8	$242.6	$—	$—	$465.4
Amortization/accretion	(0.1)	—	—	—	(0.1)
Total net realized and unrealized gains (losses)	0.1	7.7	—	—	7.8
Purchases	17.8	14.9	—	—	32.7
Sales	(28.8)	(8.9)	—	—	(37.7)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at March 31, 2012	$211.8	$256.3	$—	$—	$468.1

(1)                                  Excludes short-term investments which have been classified as Level 1 measurements.

The changes in Level 2 fair value measurements for the three months ended March 31, 2012 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments	Total
	($ in millions)
Balance at January 1, 2012	$1,568.7	$0.1	$72.5	$—	$1,641.3
Amortization/accretion	(2.6)	—	0.6	—	(2.0)
Total net realized and unrealized gains (losses)	6.6	—	3.0	—	9.6
Purchases	519.0	—	1.4	—	520.4
Sales	(724.4)	—	(5.0)	—	(729.4)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at March 31, 2012	$1,367.3	$0.1	$72.5	$—	$1,439.9

The changes in Level 3 fair value measurements for the three months ended March 31, 2012 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments(1)	Total(1)
	($ in millions)
Balance at January 1, 2012	$66.1	$0.8	$—	$133.3	$200.2
Amortization/accretion	0.1	—	—	—	0.1
Total net realized and unrealized gains (losses)	5.8	—	—	4.9	10.7
Purchases	34.1	—	—	1.2	35.3
Sales	(0.4)	—	—	(5.0)	(5.4)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at March 31, 2012	$105.7	$0.8	$—	$134.4	$240.9

(1)                                  Excludes the carrying value of $21.5 million associated with a tax advantaged federal affordable housing development fund accounted for using the equity method.

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

Significant Unobservable Inputs

As described above, in certain circumstances, OneBeacon estimates the fair value of investments using industry standard pricing models and both observable and unobservable inputs.

The following summarizes significant unobservable inputs used in estimating the fair value of investment securities classified within Level 3 at March 31, 2012:

Description	Fair Value	Ratings Range(1)	Valuation Techniques	Unobservable Inputs	Input Range(1)
($ in millions)
Agency residential mortgage-backed securities	$33.6	AA+	Discounted cash flow	Prepayment rate Discount yield	15 CPR (2) 2.1%

Non-agency residential mortgage-backed securities	$2.3	CCC	Discounted cash flow	Prepayment rate Probability of default Loss severity Discount yield	10 CPR CDR Vector (3) 40.0% 8.0%

Preferred stock	$69.8	NR	Discounted cash flow	Discount yield	8.8%

(1)                                  As of March 31, 2012, each asset type consists of one security.

(2)                                  CPR refers to “Constant Prepayment Rate”.

(3)                                  CDR refers to “Constant Default Rate”.

The assumed prepayment rate is a significant unobservable input used to estimate the fair value of investments in agency residential mortgage-backed securities (“RMBS”). Generally for bonds priced at a premium, increases in prepayment speeds will result in a lower fair value, while decreases in prepayment speeds may result in a higher fair value. Unobservable inputs used to estimate the fair value of investments in non-agency RMBS are the assumed prepayment rate, probability of default and loss severity. These three items can have material, yet varying impacts (either positive or negative) on the value of non-agency RMBS, the direction and severity of which are dependent on the deal structure and collateral performance.

The following table summarizes the change in net unrealized gains or losses for assets designated as Level 3 for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011
	($ in millions)
Fixed maturity investments	$5.7	$1.8
Short-term investments	—	—
Common equity securities	—	(1.3)
Convertible fixed maturity investments	—	—
Other investments	3.8	1.5
Total	$9.5	$2.0

Asset-backed Securities

OB Holdings purchases commercial and residential mortgage-backed securities to maximize its risk adjusted returns in the context of a diversified portfolio. OB Holdings’ non-agency commercial mortgage-backed portfolio (“CMBS”) is generally short tenor and structurally senior, with more than 20 points of subordination on average for fixed rate CMBS and approximately 50 points of subordination on average for floating rate CMBS as of March 31, 2012. In general, subordination represents the percentage of principal loss on the underlying collateral that would have to occur before the security incurs a loss. These collateral losses, instead, are first absorbed by other securities lower in the capital structure. OB Holdings believes this structural protection mitigates the risk of loss tied to refinancing challenges facing the commercial real estate market. As of March 31, 2012, on average approximately 1% of the underlying loans were reported as non-performing for all CMBS held by OB Holdings. OB Holdings is not an originator of residential mortgage loans and did not hold any RMBS categorized as sub-prime as of March 31, 2012. OB Holdings’ investments in hedge funds and private equity funds contain negligible amounts of sub-prime mortgage-backed securities as of March 31, 2012. OB Holdings considers sub-prime mortgage-backed securities to be those that have underlying loan pools that exhibit weak credit characteristics or are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., OB Holdings considers investments backed primarily by second-liens to be sub-prime risks regardless of credit scores or other metrics).

There are also mortgage-backed securities that OB Holdings categorizes as “non-prime” (also called “Alt A” or “A-”) that are backed by collateral that has overall credit quality between prime and sub-prime, as determined based on OB Holdings’ review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of March 31, 2012, OB Holdings held $2.3 million of mortgage-backed securities that were classified as non-prime. OB Holdings’ non-agency residential mortgage-backed portfolio is generally of moderate average life, fixed rate and structurally senior. OB Holdings does not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.

The following table summarizes the carrying value of OB Holdings’ asset-backed securities as of March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
	($ in millions )
Mortgage-backed securities:
Agency:
GNMA	$498.9	$498.9	$—	$588.4	$588.4	$—
FNMA	130.6	130.6	—	156.4	156.4	—
FHLMC	37.6	4.0	33.6	4.9	4.9	—
Total agency(1)	667.1	633.5	33.6	749.7	749.7	—
Non-agency:
Residential	13.6	11.3	2.3	13.7	11.4	2.3
Commercial	75.3	75.3	—	58.4	58.4	—
Total Non-agency	88.9	86.6	2.3	72.1	69.8	2.3
Total mortgage-backed securities	756.0	720.1	35.9	821.8	819.5	2.3
Other asset-backed securities:
Credit card receivables	5.2	5.2	—	46.0	46.0	—
Vehicle receivables	10.6	10.6	—	3.3	3.3	—
Total other asset-backed securities	15.8	15.8	—	49.3	49.3	—
Total asset-backed securities	$771.8	$735.9	$35.9	$871.1	$868.8	$2.3

(1)                                  Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage-backed Securities

The security issuance years of OB Holdings’ investments in non-agency RMBS and non-agency CMBS securities as of March 31, 2012 are as follows:

	Security Issuance Year
	Fair Value	2007	2009	2010	2011	2012
	($ in millions)
Non-agency RMBS	$13.6	$2.3	$—	$8.1	$3.2	$—
Non-agency CMBS	75.3	4.5	3.9	4.1	61.8	1.0
Total	$88.9	$6.8	$3.9	$12.2	$65.0	$1.0

Non-agency Residential Mortgage-backed Securities

The classification of the underlying collateral quality and the tranche levels of OB Holdings’ non-agency RMBS securities are as follows as of March 31, 2012:

	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
	($ in millions)
Prime	$11.3	$—	$11.3	$—
Non-prime	2.3	2.3	—	—
Total	$13.6	$2.3	$11.3	$—

(1)                                  At issuance, Super Senior were rated AAA by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”) or Aaa by Moody’s Investors Service, Inc. and were senior to other AAA or Aaa bonds.

(2)                                  At issuance, Senior were rated AAA by Standard & Poor’s or Aaa by Moody’s and were senior to non-AAA or non-Aaa bonds.

(3)                                  At issuance, Subordinate were not rated AAA by Standard & Poor’s or Aaa by Moody’s and were junior to other bonds.

Non-agency Commercial Mortgage-backed Securities

The amount of fixed and floating rate securities and their tranche levels are as follows as of March 31, 2012:

	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
	($ in millions)
Fixed rate CMBS	$70.8	$25.1	$45.7	$—
Floating rate CMBS	4.5	4.5	—	—
Total	$75.3	$29.6	$45.7	$—

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

Other Investments

OB Holdings holds investments in hedge funds and private equity funds which are included in other investments. The fair value of these investments has been estimated using the net asset value of the funds. The decrease in the fair value of hedge funds and private equity funds is due to net redemptions during the period. The following table summarizes investments in hedge funds and private equity funds at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
	($ in millions)
Hedge funds
Long/short credit and distressed	$15.2	$—	$15.1	$—
Long bank loan	0.2	—	0.2	—
Long/short equity	36.3	—	36.1	—
Long/short equity activist	2.5	—	2.1	—
Total hedge funds	$54.2	$—	$53.5	$—
Private equity funds
Insurance	$3.2	$0.1	$3.3	$0.1
Distressed residential real estate	12.2	—	13.7	—
Energy infrastructure and services	15.6	4.4	16.3	4.6
Healthcare	1.8	3.2	1.1	3.5
Multi-sector	20.1	5.1	19.3	5.2
Private equity secondaries	7.3	2.4	7.6	2.6
Real estate	5.9	0.1	4.4	0.1
Total private equity funds	$66.1	$15.3	$65.7	$16.1
Total hedge funds and private equity funds(1)	$120.3	$15.3	$119.2	$16.1

(1)                                 Other investments also includes $14.1 million of an investment in a community reinvestment vehicle as of March 31, 2012 and December 31, 2011 and $21.5 million and $21.8 million, respectively, of an investment in a tax advantaged federal affordable housing development fund as of March 31, 2012 and December 31, 2011.

Redemptions of investments in certain funds are subject to restrictions including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. The following summarizes the March 31, 2012 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Hedge Funds—Active Funds
	30 - 59 days notice	60 - 89 days notice	90 - 119 days notice	120+ days notice	Total
	($ in millions)
Redemption frequency
Monthly	$—	$—	$—	$6.6	$6.6
Quarterly	25.2	8.1	11.7	—	45.0
Annual	—	—	2.4	0.2	2.6
Total	$25.2	$8.1	$14.1	$6.8	$54.2

Certain of the hedge fund investments are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund’s underlying investments are liquidated. At March 31, 2012, $1.6  million of hedge funds were in liquidation. The actual amount of the final distribution is subject to market fluctuations. The date at which such distributions will be received is not determinable at March 31, 2012.

OB Holdings has also submitted redemption requests for certain of its investments in active hedge funds. At March 31, 2012, redemptions of $2.5 million were outstanding. The date at which such redemptions will be received is not determinable at March 31, 2012. Redemptions are recorded as receivables when approved by the hedge funds and when no longer subject to market fluctuations.

Investments in private equity funds are generally subject to “lock-up” periods during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investment. In addition, certain private equity funds provide an option to extend the lock-up period at either the sole discretion of the fund manager or upon agreement between the fund and the investors. At March 31, 2012, investments in private equity funds were subject to lock-up periods as follows:

	1 - 3 years	3 - 5 years	5 - 10 years	>10 years	Total
	($ in millions)
Private Equity Funds—expected lock-up period remaining	$15.4	$12.0	$38.7	$—	$66.1

NOTE 6. Debt

OB Holdings’ debt outstanding as of March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
	($ in millions)
Senior unsecured notes, at face value	$269.9	$269.9
Unamortized original issue discount	(0.1)	(0.2)
Senior unsecured notes, carrying value	$269.8	$269.7

Senior Notes

In May 2003, the Company issued $700.0 million face value of senior unsecured debt through a public offering, at an issue price of 99.7% (the “Senior Notes”) and received $693.4 million of proceeds. The Senior Notes bear an annual interest rate of 5.875%, payable semi-annually in arrears on May 15 and November 15, until maturity on May 15, 2013, and are fully and unconditionally guaranteed as to the payment of principal and interest by White Mountains. Refer to “Note 15. Related Party Disclosures” of the Company’s 2011 Annual Report on Form 10-K. The Company incurred $7.3 million in expenses related to the issuance of the Senior Notes (including the $4.5 million underwriting discount), which have been deferred and are being recognized into interest expense over the life of the Senior Notes. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 6.0% per annum. At March 31, 2012, White Mountains and the Company were in compliance with all of the covenants under the Senior Notes.

NOTE 7. Segment Information

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

The Specialty Insurance Operations segment is comprised of a number of underwriting units that are aggregated into three major underwriting units for financial reporting: MGA Business, Specialty Industries and Specialty Products, representing an aggregation of OB Holdings’ specialty businesses based on those that are distributed through MGAs, those that are targeted to specific industries and those that offer targeted products. Currently, OB Holdings’ specialty lines products relate to professional liability, marine, collector cars and boats, technology, property and inland marine, excess property, group accident, entertainment, sports and leisure, environmental, public entities, energy and tuition refund. In addition, in April 2012, OB Holdings announced the formation of its newest specialty business, OneBeacon Program Group which is included in MGA Business. In determining the aggregation of OB Holdings’ specialty businesses, management considered many factors, including the nature of its insurance products and services and the production processes, the types or classes of customers, methods of distribution and the regulatory environment.

The Other Insurance Operations segment includes the results of the non-specialty commercial lines business which was transferred, the traditional personal lines business which was sold, other run-off business which consists of national accounts and programs and regional agency business transferred to Liberty Mutual Insurance Group effective November 1, 2001, and certain purchase accounting adjustments relating to the OneBeacon Acquisition.

Investing, Financing and Corporate Operations includes the investing and financing activities for OB Holdings on a consolidated basis, and certain other activities conducted through the Company and its intermediate holding company subsidiaries. Invested assets are not allocated to Specialty Insurance Operations or Other Insurance Operations since OB Holdings does not manage its assets by segment. Invested assets, net investment income and net realized and unrealized investment gains (losses) related to OB Holdings’ Specialty Insurance Operations and Other Insurance Operations segments are included in the Investing, Financing and Corporate Operations segment since these assets are available for payment of losses and expenses for all segments. Debt and the related interest expense on debt also are not allocated to or managed by segment and are included in the Investing, Financing and Corporate Operations segment.

Financial information for OB Holdings’ segments follows:

	Specialty Insurance Operations	Other Insurance Operations	Investing, Financing and Corporate Operations	Total
	($ in millions)
Three months ended March 31, 2012
Earned premiums	$271.8	$1.0	$—	$272.8
Loss and LAE	(136.5)	(12.8)	—	(149.3)
Policy acquisition expenses	(58.2)	0.8	—	(57.4)
Other underwriting expenses	(47.4)	(1.4)	—	(48.8)
Total underwriting income	29.7	(12.4)	—	17.3
Net investment income	—	—	13.6	13.6
Net realized and unrealized investment gains	—	—	28.1	28.1
Net other revenues (expenses)	0.1	0.2	(0.2)	0.1
General and administrative expenses	(0.3)	—	(0.7)	(1.0)
Interest expense on debt	—	—	(4.1)	(4.1)
Pre-tax income (loss) from continuing operations	$29.5	$(12.2)	$36.7	$54.0
Three months ended March 31, 2011
Earned premiums	$241.9	$3.2	$—	$245.1
Loss and LAE	(132.6)	2.2	—	(130.4)
Policy acquisition expenses	(49.2)	0.2	—	(49.0)
Other underwriting expenses	(46.4)	(2.9)	—	(49.3)
Total underwriting income	13.7	2.7	—	16.4
Net investment income	—	—	19.7	19.7
Net realized and unrealized investment gains	—	—	21.9	21.9
Net other revenues (expenses)	0.1	0.9	(0.2)	0.8
General and administrative expenses	(0.5)	—	(0.7)	(1.2)
Interest expense on debt	—	—	(6.3)	(6.3)
Pre-tax income from continuing operations	$13.3	$3.6	$34.4	$51.3

	Specialty Insurance Operations	Other Insurance Operations	Investing, Financing and Corporate Operations	Total
	($ in millions)
March 31, 2012
Total investments	$—	$—	$2,445.3	$2,445.3
Reinsurance recoverable on paid and unpaid losses	54.9	2,080.0	—	2,134.9
Deferred acquisition costs	117.9	—	—	117.9
Ceded unearned premiums	9.6	0.1	—	9.7
Loss and LAE reserves	858.1	2,391.5	—	3,249.6
Unearned premiums	555.9	2.0	—	557.9
Debt	—	—	269.8	269.8
December 31, 2011
Total investments	$—	$—	$2,508.7	$2,508.7
Reinsurance recoverable on paid and unpaid losses	62.7	2,121.3	—	2,184.0
Deferred acquisition costs	123.3	0.2	—	123.5
Ceded unearned premiums	10.5	0.2	—	10.7
Loss and LAE reserves	868.6	2,490.0	—	3,358.6
Unearned premiums	525.6	2.4	—	528.0
Debt	—	—	269.7	269.7

The following tables provide net written premiums, earned premiums and ratios for OB Holdings’ insurance operations by segment and in total, as well as for the three major underwriting units within Specialty Insurance Operations, for the three months ended March 31, 2012 and 2011:

($ in millions)	MGA Business	Specialty Industries	Specialty Products	Specialty Insurance Operations(1)	Other Insurance Operations(2)	Total
Three months ended March 31, 2012
Net written premiums	$55.7	$110.3	$137.1	$303.1	$0.5	$303.6
Earned premiums	72.9	98.7	100.2	271.8	1.0	272.8
Ratios:
Loss and LAE	42.5%	50.2%	55.9%	50.2%	n/m	54.7%
Expense	44.3	38.2	35.5	38.9	n/m	38.9
Total GAAP combined	86.8%	88.4%	91.4%	89.1%	n/m	93.6%
Three months ended March 31, 2011
Net written premiums	$48.5	$85.6	$124.2	$258.3	$1.6	$259.9
Earned premiums	66.0	80.9	95.0	241.9	3.2	245.1
Ratios:
Loss and LAE	45.3%	57.0%	59.6%	54.8%	n/m	53.2%
Expense	42.1	42.4	35.3	39.5	n/m	40.1
Total GAAP combined	87.4%	99.4%	94.9%	94.3%	n/m	93.3%

(1)                                  Within Specialty Insurance Operations, OB Holdings reports its businesses through three major underwriting units, representing an aggregation of its specialty lines businesses. MGA Business includes Collector Cars and Boats, A.W.G. Dewar and OneBeacon Entertainment. In addition, in April 2012, OB Holdings announced the formation of its newest specialty business, OneBeacon Program Group which is included in MGA Business. Specialty Industries includes International Marine Underwriters, OneBeacon Technology Insurance, OneBeacon Accident Group, OneBeacon Government Risks and OneBeacon Energy Group. Specialty Products includes OneBeacon Professional Insurance, OneBeacon Property and Inland Marine, OneBeacon Specialty Property and OneBeacon Excess and Surplus.

(2)                                  As Other Insurance Operations consists of business in run-off, GAAP ratios are not meaningful.

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

The components of net periodic benefit cost (income) for the three months ended March 31, 2012 and 2011 were as follows:

	Three months ended March 31,
	2012	2011
	($ in millions)
Service cost	$0.2	$0.2
Interest cost	1.2	1.3
Expected return on plan assets	(1.7)	(1.9)
Amortization of unrecognized loss	0.2	0.1
Net periodic pension income before special termination benefits expense	(0.1)	(0.3)
Special termination benefits expense(1)	—	0.2
Net periodic benefit income	$(0.1)	$(0.1)

(1)                                  Special termination benefits represent additional payments made from the Qualified Plan to certain vested participants when their employment was terminated due to a reduction in force.

OneBeacon does not expect to make a contribution to its Qualified Plan in 2012. OneBeacon anticipates contributing $2.4 million to the Non-qualified Plan in 2012, for which OneBeacon has assets held in a rabbi trust. As of March 31, 2012, $0.6 million in contributions have been made to the Non-qualified Plan.

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

OB Holdings records its share-based compensation in accordance with ASC 718. ASC 718 applies to new grants of share-based awards, award modifications and the remaining portion of the fair value of unvested awards. The unvested portion of OB Holdings performance share awards are subject to the fair value measurement and recognition requirements of ASC 718.

Performance Shares

The following summarizes performance share activity for performance shares whose value is based upon the market price of an underlying OBIG common share (“OB Performance Shares”) for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012		2011
	Target OB Performance Shares outstanding	Accrued expense	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	642,667	$9.7	1,464,295	$18.5
Payments and deferrals (1)(2)(3)	(249,733)	(7.5)	(936,150)	(10.5)
New awards	181,290	—	194,900	—
Forfeitures and net change in assumed forfeitures	(4,479)	—	(4,873)	—
Expense recognized	—	1.0	—	0.4
End of period	569,745	$3.2	718,172	$8.4

(1)                                  Performance share payments in 2012 for the 2009-2011 performance cycle were based upon a performance factor of 138.6%.

(2)                                  Performance share payments in 2011 for the 2008-2010 performance cycle were based upon a performance factor of 68.5%.

(3)                                  As a result of certain dispositions, payments were made to certain former employees of OneBeacon prior to the end of the performance cycle (2009-2011 and 2010-2012 performance cycles) on a pro rata basis based upon a performance factor of 100%.

The following summarizes performance shares outstanding and accrued performance share expense at March 31, 2012 for each performance cycle:

	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Performance cycle:
2009—2011	9,168	$0.3
2010—2012	242,098	1.6
2011—2013	151,563	1.1
2012—2014	181,290	0.3
Sub-total	584,119	3.3
Assumed forfeitures	(14,374)	(0.1)
Total at March 31, 2012	569,745	$3.2

If 100% of the outstanding performance shares had been vested on March 31, 2012, the total additional compensation cost to be recognized would have been $4.6 million, based on current accrual factors at March 31, 2012 (common share price and payout assumptions).

All performance shares earned and paid for the 2010-2012, 2009-2011 and 2008-2010 performance cycles were settled in cash or by deferral into OB Holdings’ deferred compensation plan.

NOTE 10. Income Taxes

OBH and its subsidiaries are domiciled in the United States. Substantially all of OB Holdings’ operations are taxed in the United States.

OB Holdings’ income tax expense related to pre-tax income from continuing operations for the three months ended March 31, 2012 and 2011 represented net effective tax rates of 33.9% and 34.5%, respectively.  The effective tax rates for the three months ended March 31, 2012 and 2011 were lower than the U.S. statutory rate of 35% due to tax exempt interest and dividend received deduction.

In arriving at the effective tax rate for the three months ended March 31, 2012 and 2011, OB Holdings forecasted the change in net realized and unrealized investment gains or losses for the years ending December 31, 2012 and 2011, respectively, and included these gains or losses in the effective tax rate calculation pursuant to ASC 740-270.

OB Holdings classifies all interest and penalties on unrecognized tax benefits as part of income tax expense. With few exceptions, OB Holdings is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2005. OBH and its subsidiaries join in the filing of a federal consolidated tax return. The consolidated parent, which is not included in these financial statements, is OneBeacon U.S. Financial Services, Inc. (“OBFS”). In October 2008, the IRS commenced examination of OBFS’ U.S. income tax returns for 2005 and 2006. The estimated total assessment, including interest and utilization of alternative minimum and foreign tax credit carryovers, is $19.8 million. The total assessment relating to OB Holdings, including interest, is $21.1 million. OBFS disagrees with the adjustments proposed by the IRS and intends to defend its position. The timing of the resolution of these issues is uncertain, however, it is reasonably possible that the resolution could occur within the next twelve months. An estimate of the range of potential outcomes cannot be made at this time. When ultimately settled, OB Holdings does not expect the resolution of this examination to result in a material change to its financial position.

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

At March 31, 2012 and December 31, 2011, the fair value of OBH’s Senior Notes (its fixed-rate, long-term indebtedness) based on quoted market prices was $277.7 million and $277.3 million, respectively, which compared to a carrying value of $269.8 million and $269.7 million, respectively.

NOTE 12. Discontinued Operations

On February 22, 2012, OBIG and certain of its subsidiaries completed the sale of the AutoOne business to Interboro. The AutoOne Transaction included the sale of two insurance entities, AOIC and AOSIC, through which substantially all of the AutoOne business was written on a direct basis. The AutoOne Transaction required the completion of various steps, including amendment of the OneBeacon Amended and Restated Reinsurance (Pooling) Agreement to remove AOIC and AOSIC as parties to the agreement in order for them to retain 100% of their respective direct business, the contribution of specified assets supporting the AutoOne operations, and the sale, transfer or exchange of all of AOIC’s and AOSIC’s investment assets, other than those on deposit with governmental authorities. The AutoOne Transaction also included the execution of a reinsurance agreement with certain subsidiaries of the Company pursuant to which OneBeacon cedes, on a 100% quota share basis, AutoOne business not directly written by AOIC and AOSIC.

As of December 31, 2011, the transaction met the criteria for held for sale accounting. As a result, the assets and liabilities associated with the business being sold, after effecting the various steps contemplated by the AutoOne Transaction, are presented separately as single line items in the asset and liability sections of the consolidated balance sheet as of December 31, 2011. The following summarizes the major categories of assets and liabilities associated with the business classified as held for sale:

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

	Three months ended March 31,
	2012	2011
	($ in millions)
Net written premiums	$2.2	$18.2
Revenues
Earned premiums	$7.8	$18.4
Total revenues	7.8	18.4
Expenses
Loss and LAE	6.7	14.2
Policy acquisition expenses	1.0	2.0
Other underwriting expenses	0.2	3.1
Total expenses	7.9	19.3
Pre-tax loss	(0.1)	(0.9)
Income tax benefit	—	0.2
Loss from discontinued operations, net of tax	$(0.1)	$(0.7)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains “forward-looking statements.” Statements that are not historical in nature are forward-looking statements. OB Holdings cannot promise that its expectations in such forward-looking statements will turn out to be correct. OB Holdings’ actual results could be materially different from and worse than its expectations. See “Forward-Looking Statements” on page 45 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.

Significant Transactions

AutoOne.  On February 22, 2012, OBIG and certain of its subsidiaries completed the sale of AutoOne Insurance business (AutoOne) to Interboro Holdings, Inc. (Interboro) (the AutoOne Transaction). AutoOne offered products and services to assigned risk markets primarily in New York and New Jersey. AutoOne had been included within the Other Insurance Operations segment, however, as a result of the AutoOne Transaction, AutoOne has been presented as discontinued operations in the statements of operations with the prior period reclassified to conform to the current presentation. Pursuant to the terms of the AutoOne Transaction, at closing we transferred to Interboro all of the issued and outstanding shares of common stock of AutoOne Insurance Company (AOIC) and AutoOne Select Insurance Company (AOSIC), through which substantially all of the AutoOne business was written on a direct basis. At closing, we also transferred the assets, liabilities (including loss reserves and unearned premiums) and capital of the business as well as substantially all of the AutoOne infrastructure including systems and office space as well as certain staff. The AutoOne Transaction also included the execution of a reinsurance agreement with certain subsidiaries of the Company pursuant to which OneBeacon cedes, on a 100% quota share basis, AutoOne business not directly written by AOIC and AOSIC.

Results of Operations

Review of Consolidated Results

A summary of our consolidated financial results for the three months ended March 31, 2012 and 2011 is as follows:

	Three months ended March 31,
	2012	2011
	($ in millions)
Net written premiums	$303.6	$259.9
Revenues
Earned premiums	$272.8	$245.1
Net investment income	13.6	19.7
Net realized and unrealized investment gains	28.1	21.9
Net other revenues	0.1	0.8
Total revenues	314.6	287.5
Expenses
Loss and LAE	149.3	130.4
Policy acquisition expenses	57.4	49.0
Other underwriting expenses	48.8	49.3
General and administrative expenses	1.0	1.2
Interest expense on debt	4.1	6.3
Total expenses	260.6	236.2
Pre-tax income from continuing operations	54.0	51.3
Income tax expense	(18.3)	(17.7)
Net income from continuing operations	35.7	33.6
Loss from discontinued operations, net of tax	(0.1)	(0.7)
Net income including noncontrolling interests	35.6	32.9
Less: Net income attributable to noncontrolling interests	(0.6)	(0.4)
Net income attributable to OB Holdings’ common shareholder	35.0	32.5
Change in other comprehensive income and loss items	0.2	0.1
Comprehensive income attributable to OB Holdings’ common shareholder	$35.2	$32.6

The following table provides ratios of our consolidated underwriting results for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011
Ratios:(1)(2)(3)(4)
Loss and LAE	54.7%	53.2%
Expense	38.9	40.1
Total GAAP combined	93.6%	93.3%

(1)                                  Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.

(2)                                  Includes our long-term incentive compensation expense. For the three months ended March 31, 2012 and 2011, long-term incentive compensation expense increased our total combined ratio by 1.9 points and 2.1 points, respectively.

(3)                                  Includes loss and LAE relating to catastrophes. For the three months ended March 31, 2012 and 2011, total calendar year incurred loss and LAE relating to catastrophes increased our loss and LAE and total combined ratios by 1.3 points and 4.1 points, respectively, including development on prior accident year catastrophes which increased our loss and LAE and total combined ratios by 0.4 points and 1.1 point, respectively.

(4)                                  Prior accident year development, including development on catastrophes, for the three months ended March 31, 2012 and 2011 increased (decreased) our loss and LAE and total combined ratios by 3.8 points and (2.1) points, respectively.

Consolidated Results—Three months ended March 31, 2012 versus three months ended March 31, 2011

Our comprehensive income attributable to OB Holdings’ common shareholder was $35.2 million in the three months ended March 31, 2012, compared to $32.6 million in the three months ended March 31, 2011. Net income attributable to OB Holdings’ common shareholder was $35.0 million in the three months ended March 31, 2012, compared to $32.5 million in the three months ended March 31, 2011.

Our total revenues increased 9.3% to $314.6 million in the three months ended March 31, 2012, compared to $287.5 million in the three months ended March 31, 2011. The increase was mainly due to an 11.3% increase in earned premiums related to several of our specialty businesses as described below. Net realized and unrealized investment gains increased 28.3% to $28.1 million, compared to $21.9 million in the three months ended March 31, 2011. Net investment income decreased 31.0% to $13.6 million in the three months ended March 31, 2012 due to a 12.9% decline in average invested assets. The decline in average invested assets since March 31, 2011 was driven by the AutoOne Transaction and repurchases of debt. Net other revenues decreased to $0.1 million in the three months ended March 31, 2012, compared to $0.8 million in the three months ended March 31, 2011. The three months ended March 31, 2011 included $0.9 million in additional consideration for aggregate premium renewals exceeding $200 million related to the renewal rights agreement for our commercial lines business.

Our total expenses increased 10.3% in the three months ended March 31, 2012 to $260.6 million, compared to $236.2 million in the three months ended March 31, 2011. Loss and LAE increased 14.5% to $149.3 million in the three months ended March 31, 2012, primarily related to unfavorable loss reserve development driven by case incurred development on a small number of run-off claims related to multiple peril liability lines and general liability lines and also the impact of an adverse court ruling in Mississippi regarding a disputed assessment from an involuntary pool for hurricane Katrina claims. Policy acquisition expenses increased 17.1% to $57.4 million related to higher commission expense on increased premium volumes as well as lower deferrals under revised accounting guidance and amortization of previously deferred costs. Interest expense decreased 34.9% reflective of actions taken to reduce outstanding debt.

Our income tax expense related to pre-tax income from continuing operations for the three months ended March 31, 2012 and 2011 represented net effective tax rates of 33.9% and 34.5%, respectively.  In arriving at the effective tax rate for the three months ended March 31, 2012 and 2011, we forecasted the change in net realized and unrealized investment gains or losses for the years ending December 31, 2012 and 2011, respectively, and included these gains or losses in the effective tax rate calculation pursuant to ASC 740-270.

Our GAAP combined ratio for the three months ended March 31, 2012 increased to 93.6% from 93.3% for the three months ended March 31, 2011. The loss and LAE ratio increased by 1.5 points to 54.7% while the expense ratio decreased by 1.2 points to 38.9%. The increase in the loss and LAE ratio was primarily due to unfavorable loss reserve development, partially offset by favorable loss reserve development in Specialty Insurance Operations. The three months ended March 31, 2012 included $10.5 million or 3.8 points of unfavorable loss reserve development primarily driven by case incurred development on a small number of run-off claims related to multiple peril liability lines and general liability lines and also the impact of an adverse court ruling in Mississippi regarding a disputed assessment from an involuntary pool for hurricane Katrina claims. The three months ended March 31, 2011 included $5.1 million or 2.1 points of favorable loss reserve development related to lower than expected severity on non-catastrophe losses on professional liability lines, multiple peril liability lines and general liability lines. The unfavorable loss reserve development was partially offset by a decrease in current accident year losses. The three months ended March 31, 2012 included $2.5 million or 0.9 points of current accident year catastrophe losses, as compared to $7.3 million or 3.0 points of current accident year catastrophe losses in the three months ended March 31, 2011. The expense ratio decreased primarily due to other underwriting expenses related to lower employee costs, partially offset by an increase in policy acquisition expenses related to lower deferrals under revised accounting guidance and amortization of previously deferred costs.

Summary of Operations By Segment

Specialty Insurance Operations is comprised of a number of underwriting units that are aggregated into three major underwriting units: MGA Business, Specialty Industries and Specialty Products. Other Insurance Operations includes the non-specialty commercial lines business to which we sold the renewal rights, other run-off business and certain purchase accounting adjustments relating to our acquisition by White Mountains in 2001 (the OneBeacon Acquisition). AutoOne had been included within the Other Insurance Operations segment, however, as a result of the sale, AutoOne has been presented as discontinued operations in the statements of operations with the prior period reclassified to conform to the current presentation. Investing, Financing and Corporate Operations includes the investing and financing activities for OB Holdings on a consolidated basis, and certain other activities conducted through our holding companies. The prior period has been reclassified to conform to the current presentation. Our segment information is presented in Note 7—“Segment Information” of the accompanying consolidated financial statements.

Specialty Insurance Operations

Financial results for our Specialty Insurance Operations segment for the three months ended March 31, 2012 and 2011 were as follows:

	Three months ended March 31,
	2012	2011
	($ in millions)
Net written premiums	$303.1	$258.3
Earned premiums	$271.8	$241.9
Loss and LAE	(136.5)	(132.6)
Policy acquisition expenses	(58.2)	(49.2)
Other underwriting expenses	(47.4)	(46.4)
Total underwriting income	29.7	13.7
Net other revenues	0.1	0.1
General and administrative expenses	(0.3)	(0.5)
Pre-tax income from continuing operations	$29.5	$13.3

The following table provides net written premiums, earned premiums and underwriting ratios by major underwriting unit and Specialty Insurance Operations in total for the three months ended March 31, 2012 and 2011:

($ in millions)	MGA Business	Specialty Industries	Specialty Products	Specialty Insurance Operations
Three months ended March 31, 2012
Net written premiums	$55.7	$110.3	$137.1	$303.1
Earned premiums	72.9	98.7	100.2	271.8
Ratios:(1)(2)(3)
Loss and LAE	42.5%	50.2%	55.9%	50.2%
Expense	44.3	38.2	35.5	38.9
Total GAAP combined	86.8%	88.4%	91.4%	89.1%
Three months ended March 31, 2011
Net written premiums	$48.5	$85.6	$124.2	$258.3
Earned premiums	66.0	80.9	95.0	241.9
Ratios:(1)(2)(3)
Loss and LAE	45.3%	57.0%	59.6%	54.8%
Expense	42.1	42.4	35.3	39.5
Total GAAP combined	87.4%	99.4%	94.9%	94.3%

(1)                                  Includes our long-term incentive compensation expense. For each of the three months ended March 31, 2012 and 2011, long-term incentive compensation expense increased our Specialty Insurance Operations combined ratio by 1.9 points.

(2)                                 Includes loss and LAE relating to catastrophes. For the three months ended March 31, 2012 and 2011, total calendar year incurred loss and LAE relating to catastrophes increased our Specialty Insurance Operations loss and LAE and total combined ratios by 1.3 points and 3.7 points, respectively, including development on prior accident year catastrophes which increased our Specialty Insurance Operations loss and LAE and total combined ratios by 0.4 points and 0.7 points, respectively.

(3)                                  Prior accident year development, including development on catastrophes, for the three months ended March 31, 2012 and 2011 decreased our Specialty Insurance Operations loss and LAE and total combined ratios by 0.7 points and 0.5 points, respectively.

Specialty Insurance Operations—Three months ended March 31, 2012 versus three months ended March 31, 2011

Overview.  We reported a GAAP combined ratio of 89.1% for the three months ended March 31, 2012, compared to 94.3% for the three months ended March 31, 2011. The decrease in our combined ratio was primarily due to lower current accident year catastrophe and non-catastrophe losses, as well as slightly higher favorable loss reserve development and lower other underwriting expenses.

MGA Business.  Net written premiums for MGA Business increased 14.8% to $55.7 million in the three months ended March 31, 2012 from $48.5 million in the three months ended March 31, 2011. The increase compared to the prior year period was primarily due to a $3.6 million increase in net written premiums from our collector cars and boats business driven by growth in new business as well as retention and a $3.5 million increase in net written premiums from OneBeacon Entertainment (OBE) related to growth in new business. Net written premiums for A.W.G. Dewar were essentially flat as compared to the prior year period.

The MGA Business combined ratio for the three months ended March 31, 2012 decreased to 86.8% from 87.4% for the three months ended March 31, 2011. The loss and LAE ratio decreased by 2.8 points to 42.5%, while the expense ratio increased by 2.2 points to 44.3%. The decrease in the loss and LAE ratio is primarily due to a 5.9 point decrease in unfavorable loss reserve development. The three months ended March 31, 2012 includes 0.8 points of unfavorable loss reserve development, as compared to 6.7 points primarily related to OBE in the prior year period. The decrease was partially offset by a 3.1 point increase in current accident year losses as compared with the prior year period. Current accident year non-catastrophe losses were 2.9 points higher than the prior year period primarily related to our collector cars and boats business and OBE. Current accident year catastrophe losses were essentially flat with 0.7 points in the three months ended March 31, 2012, as compared to 0.5 points in the three months ended March 31, 2011. The increase in the expense ratio was driven by higher policy acquisition expenses primarily related to our collector cars and boats business related to lower deferrals under revised accounting guidance and amortization of $2.4 million of previously deferred costs that are no longer eligible for deferral.

In 2008, the Company began writing the collector cars and boats business through an exclusive agreement with Hagerty.  Under the agreement, commencing March 28, 2012, either party may give written notice of termination to be effective one year from the date of notice.   In early 2012, Hagerty advised the Company that it had entered into an agreement with another party with whom it expected to work when the agreement with the Company ends.  As of the date hereof, the Company has not received a written termination notice from Hagerty, and Hagerty has recently advised us that they do not intend to deliver a notice of termination during 2012.

Specialty Industries.  Net written premiums for Specialty Industries increased 28.9% to $110.3 million in the three months ended March 31, 2012 from $85.6 million in the three months ended March 31, 2011. The increase compared to the prior year period was due to an $8.8 million increase in net written premiums from OneBeacon Technology Insurance (OBTI), a $7.0 million increase in net written premiums from OneBeacon Accident Group, a $4.2 million increase in net written premiums from OneBeacon Government Risks (OBGR), a $3.6 million increase in net written premiums from OneBeacon Energy Group and a $1.1 million increase in net written premiums from International Marine Underwriters (IMU). These increases were primarily due to new business as well as solid retention levels despite competition in the marketplace.

The Specialty Industries combined ratio for the three months ended March 31, 2012 decreased to 88.4% from 99.4% for the three months ended March 31, 2011. The loss and LAE ratio decreased by 6.8 points to 50.2% while the expense ratio decreased by 4.2 points to 38.2%. The decrease in the loss and LAE ratio was primarily due to a decrease in current accident year losses. Current accident year non-catastrophe losses decreased 6.3 points. The three months ended March 31, 2012 included 1.4 points of current accident year catastrophe losses, primarily related to tornados in the midwestern United States impacting OBGR, as compared to 5.7 points of current accident year catastrophe losses, primarily related to storms in the eastern, central and western United States impacting IMU in the prior year period. This was partially offset by a 3.8 point decrease in favorable loss reserve development. The three months ended March 31, 2012 included 0.1 point of favorable loss reserve development primarily related to OBTI and OBGR, as compared to 3.9 points of favorable loss reserve development primarily related to OBTI and IMU in the three months ended March 31, 2011. The decrease in the expense ratio was primarily due to a decrease in other underwriting expenses mainly related to compensation costs at IMU, as well as a slight decrease in policy acquisition expenses.

Specialty Products.  Net written premiums for Specialty Products increased 10.4% to $137.1 million in the three months ended March 31, 2012 from $124.2 million in the three months ended March 31, 2011. The increase was primarily due to a $11.1 million increase in net written premiums from OneBeacon Professional Insurance (OBPI) primarily related to the medical excess line and the management liability line, a $0.9 million increase in net written premiums from OneBeacon Excess and Surplus and a $0.8 million increase in net written premiums from OneBeacon Specialty Property. Net written premiums for OneBeacon Property and Inland Marine (PIM) were essentially flat as compared to the prior year period reflecting a revised underwriting strategy.

The Specialty Products combined ratio for the three months ended March 31, 2012 decreased to 91.4% from 94.9% for the three months ended March 31, 2011. The loss and LAE ratio decreased by 3.7 points to 55.9% while the expense ratio increased by 0.2 points to 35.5%. The decrease in the loss and LAE ratio was primarily due to a 3.9 point decrease in current accident year losses, compared with the three months ended March 31, 2011. Current accident year non-catastrophe losses decreased 2.0 points. The three months ended March 31, 2012 included 0.6 points of current accident year catastrophe losses impacting PIM, compared to 2.5 points of current accident year catastrophe losses, primarily related to storms in the eastern, central and western United States impacting PIM in the prior year period. The decrease in current accident year losses was slightly offset by less favorable loss reserve development. The three months ended March 31, 2012 included 2.4 points of favorable loss reserve development primarily related to professional liability, compared to 2.6 points of favorable loss reserve development related to professional liability in the prior year period. The increase in the expense ratio was primarily due to an increase in policy acquisition expenses mainly due to an assumed reinsurance program at OBPI, partially offset by a decrease in other underwriting expenses primarily related to OBPI and PIM.

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

For the three months ended March 31, 2012, our net combined ratio was higher than our gross combined ratio by 5.3 points, primarily due to the impact of the cost of property reinsurance and facultative reinsurance. For the three months ended March 31, 2011, our net combined ratio was higher than our gross combined ratio by 4.8 points, primarily due to the cost of property reinsurance and facultative reinsurance.

Other Insurance Operations

Financial results for our Other Insurance Operations segment for the three months ended March 31, 2012 and 2011 were as follows:

	Three months ended March 31,
	2012	2011
	($ in millions)
Net written premiums	$0.5	$1.6
Earned premiums	$1.0	$3.2
Loss and LAE	(12.8)	2.2
Policy acquisition expenses	0.8	0.2
Other underwriting expenses	(1.4)	(2.9)
Total underwriting (loss) income	(12.4)	2.7
Net other revenues	0.2	0.9
General and administrative expenses	—	—
Pre-tax (loss) income from continuing operations	$(12.2)	$3.6

Other Insurance Operations—Three months ended March 31, 2012 versus three months ended March 31, 2011

Net written premiums for Other Insurance Operations were $0.5 million for the three months ended March 31, 2012 as compared to $1.6 million for the three months ended March 31, 2011. Other Insurance Operations generated an underwriting loss of $12.4 million in the three months ended March 31, 2012, compared to underwriting income of $2.7 million in the three months ended March 31, 2011. For the three months ended March 31, 2012, we recognized $12.4 million of unfavorable loss reserve development primarily driven by case incurred development on a small number of claims related to multiple peril liability lines and general liability lines and also the impact of an adverse court ruling in Mississippi regarding a disputed assessment from an involuntary pool for hurricane Katrina claims. For the three months ended March 31, 2011, we recognized $3.9 million of favorable loss reserve development principally related to multiple peril liability lines and general liability lines. The three months ended March 31, 2011 included $0.9 million in additional consideration for aggregate premium renewals exceeding $200 million related to the transfer of our commercial lines business. In furtherance of our strategy to focus on our core specialty lines businesses, we are exploring various strategic alternatives with respect to the business within our Other Insurance Operations segment.

Investing, Financing and Corporate Operations

A summary of results from our Investing, Financing and Corporate Operations segment for the three months ended March 31, 2012 and 2011 is as follows:.

	Three months ended March 31,
	2012	2011
	($ in millions)
Net investment income	$13.6	$19.7
Net realized and unrealized investment gains	28.1	21.9
Net other expenses	(0.2)	(0.2)
General and administrative expenses	(0.7)	(0.7)
Interest expense on debt	(4.1)	(6.3)
Pre-tax income from continuing operations	$36.7	$34.4

Investing, Financing and Corporate Operations— Three months ended March 31, 2012 versus three months ended March 31, 2011

Investing, Financing and Corporate Operations reported pre-tax income from continuing operations of $36.7 million in the three months ended March 31, 2012, compared to $34.4 million in the three months ended March 31, 2011. The increase was primarily related to an increase in net realized and unrealized investment gains and a decrease in interest expense. As further described below, net realized and unrealized investment gains increased to $28.1 million in the three months ended March 31, 2012, compared to $21.9 million in the prior year period. The increase was partially offset by a decrease in net investment income to $13.6 million in the three months ended March 31, 2012, compared to $19.7 million in the three months ended March 31, 2011, as further described below. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Investment Results”. The decrease in interest expense reflects actions taken to reduce outstanding debt. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financing”.

Summary of Investment Results

Investment Philosophy

Our traditional investment philosophy is to maximize our after tax risk-adjusted return while taking prudent levels of risk and maintaining a diversified portfolio. Under this approach, each dollar of after tax investment income and realized and unrealized gains and losses is valued equally.

Our investment portfolio mix as of March 31, 2012 consisted in large part of high quality, short duration fixed maturity investments and short-term investments, as well as equity investments which are comprised of common equity securities, convertible fixed maturity investments and other investments such as hedge funds and private equity funds. Our management believes that prudent levels of investments in common equity securities, convertible fixed maturity investments and other investments within our investment portfolio are likely to enhance long-term after tax total returns without significantly increasing the risk profile of the portfolio.

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

Our equity investment strategy is to maximize risk-adjusted absolute return through investments in a variety of equity, equity-related and convertible fixed maturity instruments. We invest in the United States and other developed markets. Our philosophy is to utilize a bottom-up, value investing approach. Preservation of capital is of the utmost importance.

Investment Returns

A summary of our consolidated pre-tax investment results for the three months ended March 31, 2012 and 2011 is as follows:

	Three months ended March 31,
	2012	2011
	($ in millions)
Net investment income	$13.6	$19.7
Net realized investment gains	19.8	21.2
Change in net unrealized investment gains and losses	8.3	0.7
Total GAAP pre-tax investment results	$41.7	$41.6

Gross investment returns versus typical benchmarks for the three months ended March 31, 2012 and 2011 are as follows:

	As of March 31, (1)
	2012	2011
Fixed maturity investments	1.4%	1.2%
Short-term investments	—	—
Total fixed income	1.2	1.1
Barclays U.S. Intermediate Aggregate Index	0.7	0.5
Common equity securities	3.7	3.3
Convertible fixed maturity investments	5.7	1.7
Total common equity securities and convertible fixed maturity investments	4.2	2.9
Other investments	3.1	3.8
Total common equity securities, convertible fixed maturity investments and other investments	3.8	3.2
S&P 500 Index (total return)	12.6	5.9
Total consolidated portfolio	1.7%	1.5%

(1)                                 Gross investment returns exclude investment expenses of $1.6 million and $1.7 million, respectively, for the three months ended March 31, 2012 and 2011.

Investment Returns—Three months ended March 31, 2012 versus three months ended March 31, 2011

Overview

Our total pre-tax investment results were $41.7 million, a return of 1.7% for the three months ended March 31, 2012, compared to $41.6 million, a return of 1.5% for the three months ended March 31, 2011. Net investment income in the three months ended March 31, 2012 was $13.6 million, a decrease of $6.1 million, compared to $19.7 million in the three months ended March 31, 2011. The decrease was principally due to lower investment yields and a reduction in invested assets as a result of the AutoOne Transaction and repurchases of debt. Net realized investment gains were $19.8 million in the three months ended March 31, 2012, a decrease of $1.4 million compared to $21.2 million in the three months ended March 31, 2011. The change in net unrealized investment gains and losses was an increase of $8.3 million in the three months ended March 31, 2012, compared to an increase of $0.7 million in the three months ended March 31, 2011.

Fixed income

Our fixed income portfolio, which includes fixed maturity and short-term investments, returned 1.2% for the three months ended March 31, 2012, outperforming the Barclays U.S. Intermediate Aggregate Index returns of 0.7%. We maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 3.3 years excluding short-term investments and approximately 2.8 years including short-term investments at March 31, 2012 which outperformed the longer-duration benchmark as rates rose in the first quarter of 2012.

Common equity securities, convertible fixed maturity and other investments

Our total common equity securities, convertible fixed maturity and other investments portfolio returned 3.8% for the three months ended March 31, 2012, compared to 3.2% for the three months ended March 31, 2011. Our total common equity securities and convertible fixed maturity investments portfolio returned 4.2% and 2.9% for the three months ended March 31, 2012 and 2011, respectively, or 840 basis points and 300 basis points worse, respectively, than the Standard & Poor’s 500 Index (S&P 500) benchmark. Our total common equity securities and convertible fixed maturity investments portfolio has overweight positions in the gold mining sector and underweight positions in technology, consumer products and bank stocks compared to the stocks that compose the S&P 500 Index. In addition, other investments, which are composed principally of hedge funds and private equities, underperformed the S&P 500 Index by 950 basis points and 210 basis points for the three months ended March 31, 2012 and March 31, 2011, respectively.

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

Assets carried at fair value include fixed maturity investments, common equity securities, convertible fixed maturity investments and interests in hedge funds and private equity funds. Valuation of assets measured at fair value requires us to make estimates and apply judgment to matters that may carry a significant degree of uncertainty. In determining our estimates of fair value, we use a variety of valuation approaches and inputs. Whenever possible, we estimate fair value using valuation methods that maximize the use of observable prices and other inputs.

For investments in active markets, we use quoted market prices to determine fair value. In circumstances where quoted market prices are unavailable or are not considered reasonable, we utilize fair value estimates based upon reference to other observable inputs other than quoted prices, including matrix pricing, benchmark interest rates, market comparables, broker quotes and other relevant inputs. Where observable inputs are not available, the estimated fair value is based upon internal pricing models using assumptions that include inputs that may not be observable in the marketplace but which reflect our best judgment given the circumstances and consistent with what other market participants would use when pricing such instruments.

As of March 31, 2012 and December 31, 2011, approximately 90% and 92%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, common equities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturity investments including corporate debt, state and other governmental debt, convertible fixed maturity investments and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include our investments in hedge funds and private equity funds, as well as certain investments in debt and equity securities, including asset-backed securities, where quoted market prices are unavailable or are not considered reasonable.

We use brokers and outside pricing services to assist in determining fair values. The outside pricing services we use have indicated that they will only provide prices where observable inputs are available. If no observable inputs are available for a security, the pricing services will not provide a price. In circumstances where quoted market prices are unavailable or are not considered reasonable, we estimate the fair value using industry standard pricing models and observable inputs such as benchmark interest rates, matrix pricing, market comparables, broker quotes, issuer spreads, bids, offers, credit rating prepayment speeds and other relevant inputs.

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

In circumstances where the underlying investments are publicly traded, such as the investments made by hedge funds, the fair value of the underlying investments is determined using current market prices. In circumstances where the underlying investments are not publicly traded, such as the investments made by private equity funds, the private equity fund managers have considered the need for a liquidity discount on each of the underlying investments when determining the fund’s net asset value in accordance with ASC 820. In circumstances where our portion of a fund’s net asset value is deemed to differ from fair value due to illiquidity or other factors associated with our investment in the fund, including counterparty credit risk, the net asset value is adjusted accordingly. At March 31, 2012 and December 31, 2011, we did not record a liquidity adjustment to the net asset value related to our investments in hedge funds or private equity funds.

As of March 31, 2012 and December 31, 2011, other investments reported at fair value represented approximately 6% and 5%, respectively, of the investment portfolio recorded at fair value. Other investments accounted for at fair value as of March 31, 2012 and December 31, 2011 were comprised of $54.2 million and $53.5 million, respectively, in hedge funds, $66.1 million and $65.7 million, respectively, in private equity funds, $14.1 million for both periods of an investment in a community reinvestment vehicle. At both March 31, 2012 and December 31, 2011, OneBeacon held investments in 9 hedge funds and 14 private equity funds. The largest investment in a single fund was $12.6 million and $13.7 million, respectively, at March 31, 2012 and December 31, 2011. As of March 31, 2012 and December 31, 2011, other investments also included $21.5 million and $21.8 million, respectively, of an investment in a tax advantaged federal affordable housing development fund which is accounted for using the equity method.

The fair value measurements at March 31, 2012 and December 31, 2011 for assets recorded in accordance with ASC 825 and any related Level 3 inputs are as follows:

	Fair value at March 31, 2012	Level 3 Inputs	Level 3 Percentage
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$204.4	$—	—%
Debt securities issued by corporations	615.9	—	—
Municipal obligations	2.2	—	—
Asset-backed securities	771.8	35.9	4.7
Foreign government obligations	8.1	—	—
Preferred stocks	82.4	69.8	84.7
Fixed maturity investments	1,684.8	105.7	6.2
Short-term investments	274.9	—	—
Common equity securities	257.2	0.8	0.3
Convertible fixed maturity investments	72.5	—	—
Other investments(1)	134.4	134.4	100.0
Total(1)	$2,423.8	$240.9	9.9%

	Fair value at December 31, 2011(2)	Level 3 Inputs	Level 3 Percentage
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$215.4	$—	—%
Debt securities issued by corporations	685.5	—	—
Municipal obligations	2.2	—	—
Asset-backed securities	871.1	2.3	0.3
Foreign government obligations	8.1	—	—
Preferred stocks	75.3	63.8	84.7
Fixed maturity investments	1,857.6	66.1	3.6
Short-term investments	291.8	—	—
Common equity securities	243.5	0.8	0.3
Convertible fixed maturity investments	72.5	—	—
Other investments(1)	133.3	133.3	100.0
Total(1)	$2,598.7	$200.2	7.7%

(1)                                  Excludes the carrying value of $21.5 million and $21.8 million, respectively, associated with a tax advantaged federal affordable housing development fund accounted for using the equity method as of March 31, 2012 and December 31, 2011.

(2)                                  Includes $111.8 million of fixed maturity investments reclassified to assets held for sale in the December 31, 2011 consolidated balance sheet as part of the AutoOne Transaction.

At both March 31, 2012 and December 31, 2011, we held one private preferred stock that represented approximately 85% of our preferred stock portfolio. We used quoted market prices for similar securities that were adjusted to reflect management’s best estimate of fair value; this security is classified as a Level 3 measurement.

In addition to the investment portfolio described above, we had $40.1 million and $36.9 million, respectively, of liabilities recorded at fair value and included in other liabilities as of March 31, 2012 and December 31, 2011. These liabilities relate to securities that have been sold short by a limited partnership in which we invest and are required to consolidate in accordance with GAAP. As of March 31, 2012 and December 31, 2011, all of the liabilities included in the $40.1 million and 36.9 million have been classified as Level 1 measurements.

The changes in Level 3 fair value measurements for the three months ended March 31, 2012 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments(1)	Total(1)
	($ in millions)
Balance at January 1, 2012	$66.1	$0.8	$—	$133.3	$200.2
Amortization/accretion	0.1	—	—	—	0.1
Total net realized and unrealized gains (losses)	5.8	—	—	4.9	10.7
Purchases	34.1	—	—	1.2	35.3
Sales	(0.4)	—	—	(5.0)	(5.4)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at March 31, 2012	$105.7	$0.8	$—	$134.4	$240.9

(1)                                  Excludes the carrying value of $21.5 million associated with a tax advantaged federal affordable housing development fund accounted for using the equity method.

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

Insurance companies typically collect premiums on policies that they write prior to paying claims made under those policies. During periods of premium growth, insurance companies typically experience positive cash flow from operations, as premium receipts typically exceed claim payments. When this happens, positive cash flow from operations is usually offset by negative cash flow from investing activities, as the positive operating cash flow is used to purchase investments. Conversely, during periods of premium decline, insurance companies typically experience negative cash flow from operations, even during periods in which they report GAAP net income, as the claims that they pay exceed the premiums that they collect. When this happens, negative cash flow from operations is typically offset by positive cash flow from investing activities, as invested assets are sold to fund current claim payments. Negative cash flows from operations also occur as invested assets are used to fund current claim payments associated with run-off operations, such as those related to the commercial lines business that was exited via a renewal rights agreement.

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

Generally, our regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. Our top tier regulated insurance operating subsidiaries have the ability to pay $103 million of dividends during 2012 without the prior approval of regulatory authorities, subject to the availability of unassigned funds. At December 31, 2011, OB Holdings’ top tier regulated insurance operating subsidiaries had $0.7 billion of unassigned funds and statutory surplus of $1.0 billion. At March 31, 2012, we had approximately $39 million of net unrestricted cash, short-term investments and fixed maturity investments outside of our regulated insurance operating subsidiaries.

During the three months ended March 31, 2012 and 2011, our top tier regulated operating subsidiaries distributed $45.0 million of ordinary dividends and $100.0 million of extraordinary dividends, respectively, to OneBeacon Insurance Group LLC. During each of the three months ended March 31, 2012 and 2011, our unregulated operating subsidiaries paid $4.1 million of dividends to their immediate parent.

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

The following table illustrates our consolidated insurance float position and four operational leverage ratios based on insurance float and net invested assets as of March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
	($ in millions)
Total investments	$2,445.3		$2,508.7
Cash	52.7		49.0
Cash and investments classified within assets held for sale	—		117.3
Accounts receivable on unsettled investment sales	1.7		0.4
Accounts payable on unsettled investment purchases	(60.9)		(22.7)
Net invested assets	$2,438.8		$2,652.7
OB Holdings’ common shareholder’s equity	$937.7		$932.5
Debt	269.8		269.7
Total capital	$1,207.5		$1,202.2
Insurance float	$1,231.3		$1,450.5
Insurance float as a multiple of total capital	1.0	x	1.2	x
Net invested assets as a multiple of total capital	2.0	x	2.2	x
Insurance float as a multiple of OB Holdings’ common shareholder’s equity	1.3	x	1.6	x
Net invested assets as a multiple of OB Holdings’ common shareholder’s equity	2.6	x	2.8	x

Insurance float decreased by approximately $219 million, primarily due to the AutoOne Transaction and the continued run-off of reserves related to the commercial lines business that was exited through a renewal rights sale.

Financing

Debt

The following table summarizes our debt to capital ratio at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	($ in millions)
Senior Notes, carrying value(1)	$269.8	$269.7
OB Holdings’ common shareholder’s equity	937.7	932.5
Total capital	$1,207.5	$1,202.2
Ratio of debt to total capital	22.3%	22.4%

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

The Senior Notes were issued under an indenture which contains restrictive covenants. These covenants, among other things, place certain limitations on the ability of White Mountains, OBH and their respective subsidiaries, which includes us, as a subsidiary of White Mountains, to create liens and enter into sale and leaseback transactions and substantially limit the ability of OBH and its respective subsidiaries, which includes us, to consolidate, merge or transfer their properties and assets. The indenture does not contain any financial ratios or specified levels of net worth or liquidity to which White Mountains or OBH must adhere. At March 31, 2012, White Mountains and OBH were in compliance with all of the covenants under the Senior Notes.

The indenture documents provide that, if OBH or White Mountains as guarantor of the Senior Notes defaults under a credit agreement, mortgage or similar debt agreement with a principal amount greater than $25 million, and such default results in the acceleration of such debt, there is a default under the Senior Notes. Such a default would permit the trustees or holders of 25% or more of the Senior Notes to declare an event of default under the indenture documents resulting in a required repayment of the Senior Notes. See “Note 15. Related Party Disclosures” of the Company’s 2011 Annual Report on Form 10-K.

Capital Lease

In December 2011, OneBeacon Insurance Company (OBIC), an indirect wholly-owned subsidiary of the Company, sold the majority of its fixed assets and capitalized software to OneBeacon Services LLC (OB Services), another indirect wholly-owned subsidiary of the Company. The fixed assets and capitalized software were sold at a cost equal to book value with no gain or loss recorded on the sale. Subsequent to purchasing the fixed assets and capitalized software from OBIC, OB Services entered into lease financing arrangements with US Bancorp Equipment Finance, Inc. (US Bancorp) and Fifth Third Equipment Finance Company (Fifth Third) whereby OB Services sold its furniture and equipment and its capitalized software, respectively, to US Bancorp and Fifth Third. The assets were sold at a cost equal to net book value. OB Services then leased the fixed assets back from US Bancorp for a lease term of five years and leased the capitalized software back from Fifth Third for a lease term of four years. OB Services received cash proceeds of $23.1 million as a result of entering into the sale-leaseback transactions. At the end of the lease terms, OB Services will have the obligation to purchase the leased assets for a nominal fee, after which all rights, title and interest would transfer to OB Services. In accordance with ASC 840, OBIC recorded the sale of the assets with no gain or loss recognized while OB Services recorded a capital lease obligation and a capital lease asset. As of March 31, 2012 and December 31, 2011, OB Services had a capital lease obligation of $21.9 million and $23.1 million, respectively, included within other liabilities and a capital lease asset of $21.2 million and $22.9 million, respectively, included within other assets.

Cash Flows

Detailed information concerning our cash flows for the three months ended March 31, 2012 and 2011 follows:

Cash flows from operations for the three months ended March 31, 2012 and 2011

Net cash flows used for operations were $99.8 million and $57.5 million, respectively, for the three months ended March 31, 2012 and 2011. Net cash flows for operations for the three months ended March 31, 2012 and 2011 were reduced by declining net investment income, primarily due to lower overall portfolio yields, shifts in portfolio mix to lower risk, lower yield investments and a decrease in the overall invested asset base. Net cash flows for operations for the three months ended March 31, 2012 and 2011 were also reduced by the run-off of reserves related to the commercial lines business that was exited via a renewal rights sale.

Cash flows from investing and financing activities for the three months ended March 31, 2012

Financing and Other Capital Activities

During the first quarter of 2012, we declared and paid $30.0 million of cash distributions to OneBeacon U.S. Enterprises Holdings, Inc. (OBEH), including $15.5 million of dividends and $14.5 million representing a return of capital.

Other Liquidity and Capital Resource Activities

During the first quarter of 2012, we made payments with respect to our long-term incentive compensation plans totaling $14.8 million, in cash or by deferral into certain of our non-qualified compensation plans. These payments were made primarily with respect to 247,583 performance shares and 151,475 performance units for the 2009-2011 performance cycle.

Cash flows from investing and financing activities for the three months ended March 31, 2011

Financing and Other Capital Activities

During the first quarter of 2011, we declared and paid $30.0 million of cash distributions to OBEH, including $19.4 million of dividends and $10.6 million representing a return of capital.

Other Liquidity and Capital Resource Activities

During the first quarter of 2011, we made payments with respect to our long-term incentive compensation plans totaling $16.8 million, in cash or by deferral into certain of our non-qualified compensation plans. These payments were made primarily with respect to 929,849 performance shares for the 2008-2010 performance cycle.

Critical Accounting Estimates

Refer to the Company’s 2011 Annual Report on Form 10-K for a complete discussion regarding our critical accounting estimates. As of March 31, 2012, there were no material changes to our critical accounting estimates.

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

These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that could cause actual results to differ materially from expectations, including:

•                  the risks associated with Item 1A of the Company’s 2011 Annual Report on Form 10-K and in Item 1A of this Form 10-Q;

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

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to our 2011 Annual Report on Form 10-K and in particular Item 7A — “Quantitative and Qualitative Disclosures About Market Risk”.  As of March 31, 2012, there were no material changes to the market risks described in our most recent Annual Report on Form 10-K.

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

The CEO and CFO of OB Holdings (the principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the CEO and CFO have concluded that as of March 31, 2012, our disclosure controls and procedures are adequate and effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms. There were no significant changes with respect to our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 31, 2012.

PART II.               OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS

Refer to our 2011 Annual Report on Form 10-K and in particular Item 3. — “Legal Proceedings”.  As of March 31, 2012, there were no material changes in the legal proceedings as described in our most recent Annual Report on Form 10-K.

ITEM 1A.           RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A — “Risk Factors” of our 2011 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 31, 2012, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 4.     MINE SAFETY DISCLOSURE

None.

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
101.1**

The following financial information from OneBeacon Insurance Group, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations and Comprehensive Income, Three Months Ended March 31, 2012 and 2011; (iii) Consolidated Statements of Common Shareholders’ Equity, Three Months Ended March 31, 2012 and 2011; (iv) Consolidated Statements of Cash Flows, Three Months Ended March 31, 2012 and 2011; and (v) Notes to Consolidated Financial Statements.

*                    Filed Herewith

**             Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ONEBEACON U.S. HOLDINGS, INC.

	By:	/s/ ANN MARIE ANDREWS
Ann Marie Andrews
Date: April 27, 2012		Chief Accounting Officer